Form 10-K
period 2016-12-31
CREDIT ACCEPTANCE CORP
filed 2017-02-10
CIK 885550

_________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________

Commission file number 000-20202
CREDIT ACCEPTANCE CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-1999511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25505 W. Twelve Mile Road
Southfield, Michigan	48034-8339
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:  (248) 353-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of 7,743,497 shares of the Registrant's common stock held by non-affiliates on June 30, 2016 was approximately $1,433.2 million.  For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At February 3, 2017, there were 19,877,856 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement pertaining to the 2017 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).
_________________________________________________________________________________________________________________

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2016

PART I
ITEM 1.    BUSINESS

General

Since 1972, Credit Acceptance Corporation (referred to as the “Company”, “Credit Acceptance”, “we”, “our” or “us”) has offered financing programs that enable automobile dealers to sell vehicles to consumers, regardless of their credit history.  Our financing programs are offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our financing programs, but who actually end up qualifying for traditional financing.

Without our financing programs, consumers are often unable to purchase vehicles or they purchase unreliable ones.  Further, as we report to the three national credit reporting agencies, an important ancillary benefit of our programs is that we provide consumers with an opportunity to improve their lives by improving their credit score and move on to more traditional sources of financing.

Credit Acceptance was founded to collect retail installment contracts (referred to as “Consumer Loans”) originated by automobile dealerships owned by Donald Foss, our founder, significant shareholder and former Chairman of the Board.  During the 1980s, we began to market this service to non-affiliated dealers and, at the same time, began to offer dealers a non-recourse cash payment (referred to as an “advance”) against anticipated future collections on Consumer Loans serviced for that dealer.

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2016	2015	2014
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.8%	96.1%	95.7%

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

Principal Business

We offer our Dealers financing programs that enable them to sell vehicles to consumers, regardless of their credit history. We have two programs: the Portfolio Program and the Purchase Program.  Under the Portfolio Program, we advance money to Dealers (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans.  Under the Purchase Program, we buy the Consumer Loans from the Dealers (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer.  Dealer Loans and Purchased Loans are collectively referred to as “Loans”.  The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2014	90.7%	9.3%	87.8%	12.2%
2015	87.4%	12.6%	82.8%	17.2%
2016	78.6%	21.4%	71.4%	28.6%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback (as defined below) and accelerated Dealer Holdback are not included.

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

•
Other income, which primarily consists of: ancillary product profit sharing, GPS-SID fees, remarketing fees, Dealer enrollment fees and Dealer support products and services.  For additional information, see Note 2 to the consolidated financial statements contained in Item 8 to this Form 10-K, which is incorporated herein by reference.

The following table sets forth the percent relationship to total revenue of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue	2016	2015	2014
Finance charges	90.2%	88.5%	87.1%
Premiums earned	4.4%	5.8%	7.2%
Other income	5.4%	5.7%	5.7%
Total revenue	100.0%	100.0%	100.0%

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

For the Years Ended December 31,	Dealer Enrollments	Active Dealers (1)
2014	3,019	7,247
2015	4,285	9,064
2016	4,100	10,536

(1)	Active Dealers are Dealers who have received funding for at least one Loan during the period.

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

Our business model allows us to share the risk and reward of collecting on the Consumer Loans with the Dealers.  Such sharing is intended to motivate the Dealer to assign better quality Consumer Loans, follow our underwriting guidelines, comply with various legal regulations, meet our credit compliance requirements and provide appropriate service and support to the consumer after the sale.  In addition, our Dealer Service Center works closely with Dealers to assist them in resolving any documentation deficiencies or funding stipulations.  We believe this arrangement causes the interests of the Dealer, the consumer and us to all be aligned.

We measure various criteria for each Dealer against other Dealers in their geographic area as well as the top performing Dealers.  Dealers are assigned a Dealer rating based upon the performance of their Consumer Loans in both the Portfolio and Purchase Programs as well as other criteria.  The Dealer rating is one of the factors used to determine the amount paid to Dealers as an advance or to acquire a Purchased Loan.  We provide each Dealer a monthly statement summarizing all activity that occurred on their Consumer Loan assignments.

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

VSC Re Company (“VSC Re”), our wholly-owned subsidiary, is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealers on vehicles financed by us.  VSC Re currently reinsures vehicle service contracts that are offered through one of our TPPs.  Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less fees and certain administrative costs, are contributed to trust accounts controlled by VSC Re.  These premiums are used to fund claims covered under the vehicle service contracts.  VSC Re is a bankruptcy remote entity.  As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.

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

We provide Dealers in certain states the ability to purchase GPS Starter Interrupt Devices (“GPS-SID”) through our relationships with TPPs.  Through this program, Dealers can install GPS-SID on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle.  Dealers purchase GPS-SID directly from the TPPs.  The TPPs pay us a fee for each device sold, at which time the fee revenue is recognized in other income within our consolidated statements of income.

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

Customer and Geographic Concentrations

No single Dealer accounted for more than 10% of total revenues during any of the last three years.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2016 or 2015.  The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealers during 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$255.1	9.7%	756	7.2%
Ohio	179.0	6.8%	674	6.4%
Texas	173.3	6.6%	755	7.2%
New York	166.4	6.3%	657	6.2%
Maryland	130.3	4.9%	242	2.3%
All other states	1,731.4	65.7%	7,452	70.7%
Total	$2,635.5	100.0%	10,536	100.0%
	For the Year Ended December 31, 2015
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$232.3	10.7%	675	7.5%
New York	173.2	8.0%	615	6.8%
Ohio	144.3	6.7%	572	6.3%
Texas	128.8	5.9%	610	6.7%
Maryland	97.2	4.5%	208	2.3%
All other states	1,391.2	64.2%	6,384	70.4%
Total	$2,167.0	100.0%	9,064	100.0%
	For the Year Ended December 31, 2014
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$181.2	10.8%	551	7.6%
New York	162.1	9.7%	539	7.4%
Ohio	113.1	6.8%	436	6.0%
Texas	89.5	5.3%	427	5.9%
Pennsylvania	75.9	4.5%	340	4.7%
All other states	1,053.9	62.9%	4,954	68.4%
Total	$1,675.7	100.0%	7,247	100.0%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(2)	Active Dealers are Dealers who have received funding for at least one Loan during the year.

Geographic Financial Information

For the three years ended December 31, 2016, 2015 and 2014, all of our revenues were derived from the United States.  As of December 31, 2016 and 2015, all of our long-lived assets were located in the United States.

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

On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On December 9, 2014, we received a civil investigative subpoena from the U.S. Department of Justice pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 directing us to produce certain information relating to subprime automotive finance and related securitization activities. On September 18, 2015, we received a subpoena from the Attorney General of the State of New York, Civil Rights Bureau relating to the Company’s origination and collection of Consumer Loans in the state of New York. On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On November 7, 2016, we received a civil investigative demand from the Federal Trade Commission seeking information on the Company’s polices, practices and procedures in allowing car dealers to use GPS Starter Interrupters on consumer vehicles. We are cooperating with these inquiries and cannot predict the eventual scopes, durations or outcomes at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from these investigations. We may from time to time become subject to other investigations or regulatory reviews undertaken by governmental authorities.

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

Support.  The support function includes team members that are responsible for information technology, finance, compliance, analytics, human resources, quality assurance, training & development and corporate legal activities.

As of December 31, 2016, we had 1,609 full and part-time team members.  Our team members have no union affiliations and we believe our relationship with our team members is in good standing.  The table below presents team members by operating function:

	Number of Team Members As of December 31,
Operating Function	2016	2015	2014
Originations	453	409	368
Servicing	728	640	617
Support	428	376	318
Total	1,609	1,425	1,303

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

Our senior management average over 15 years of experience with us.  Our success is dependent upon the management and the leadership skills of this team.  In addition, competition from other companies to hire our team members possessing the necessary skills and experience required could contribute to an increase in team member turnover.  The loss of any of these individuals or an inability to attract and retain additional qualified team members could adversely affect us.  There can be no assurance that we will be able to retain our existing senior management or attract additional qualified team members.

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

Dealers are located throughout the United States.  During the year ended December 31, 2016, our five largest states (measured by advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program) contained 29.3% of our Dealers. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealers in these five states due to the number of Dealers in these states and currently prevailing economic, demographic, regulatory, competitive and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity and results of operations.

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

As of December 31, 2016, based on filings made with the SEC and other information made available to us, Donald Foss, our founder and former Chairman of the Board, beneficially owned 19.7% of our common stock, Jill Foss Watson, Mr. Foss's daughter, beneficially owned 19.9% of our common stock, and Prescott General Partners, LLC and its affiliates beneficially owned 15.6% of our common stock.  As a result, these few shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

On January 3, 2017, Mr. Foss retired as an officer, director and employee of the Company and entered into a shareholder agreement with the Company. Under the shareholder agreement, Mr. Foss has agreed, until the final adjournment of the tenth annual meeting of shareholders held by the Company after the date of the shareholder agreement, to cause all shares beneficially owned by him or any of his affiliates or associates to be voted in accordance with the recommendation of the Company’s Board of Directors with respect to election and removal of directors, certain routine matters and any other proposal to be submitted to the Company’s shareholders with respect to any extraordinary transaction providing for the acquisition of all of the Company’s outstanding common stock.

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

Our ability to hire and retain foreign information technology personnel could be hindered by immigration restrictions.

A significant portion of our information technology team is composed of foreign nationals whose ability to work for us depends on obtaining the necessary H-1B visas. The H-1B visa category allows U.S. employers to hire qualified foreign nationals to perform services in specialty occupations that require the attainment of at least a bachelor’s degree or its equivalent. Our ability to hire and retain these foreign nationals and their ability to remain and work in the United States are affected by various laws and regulations, including limitations on the number of available H-1B visas, which the U.S. government allocates by lottery. Changes in the laws or regulations affecting the availability, allocation and/or cost of H-1B visas, eligibility for the H-1B visa category, or otherwise affecting the admission or retention of skilled foreign nationals by U.S. employers, or any increase in demand for H-1B visas relative to the limited supply of those visas, may adversely affect our ability to hire or retain foreign information technology personnel and may, as a result, increase our operating costs and impair our business operations.

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

We lease approximately 82,000 square feet of office space in Southfield, Michigan and approximately 31,000 square feet of office space in Henderson, Nevada.  The multiple leases for the Southfield, Michigan space expire in September 2018, April 2019 and July 2021.  The lease for the Henderson, Nevada space expires in December 2017. We have renewal options on all of our office space leases. Additionally, there currently is a significant amount of unoccupied office space available for lease in the markets where we operate.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fees and statutory penalties.  The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the repossession and sale of consumers' vehicles and other debt collection activities.  As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers.  We may also have disputes and litigation with Dealers.  The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement.  The damages, fines and penalties that may be claimed by consumers, regulatory agencies or Dealers in these types of matters can be substantial.  The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages, and plaintiffs may seek treatment as purported class actions.  A significant judgment against us in connection with any litigation or arbitration could have a material adverse effect on our financial position, liquidity and results of operations.

For a description of significant litigation to which we are a party, see Note 16 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price

During the year ended December 31, 2016, our common stock was traded on The NASDAQ Global Select Market® (“NASDAQ”) under the symbol “CACC”.  The following table sets forth the high and low sale prices as reported by the NASDAQ for the common stock for the relevant periods during 2016, 2015 and 2014.

	2016		2015		2014
Quarters Ended	High	Low	High	Low	High	Low
March 31	$223.57	$161.00	$209.99	$129.82	$150.89	$127.01
June 30	209.99	166.90	246.45	191.25	144.70	121.72
September 30	209.99	172.38	277.98	178.79	127.79	110.98
December 31	221.10	160.63	258.58	159.43	164.05	123.02

As of February 3, 2017, we had 182 shareholders of record and approximately 5,200 beneficial holders of our common stock based upon securities position listings furnished to us.

Dividends

We have not paid any cash dividends during the periods presented.  Our debt agreements contain financial covenants which may indirectly limit the payment of dividends on common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2012 and ending on December 31, 2016 with the cumulative total return on the NASDAQ Market Index and a peer group index based upon approximately 100 companies included in the Dow Jones – US General Financial Index.  The comparison assumes that $100 was invested on January 1, 2012 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

Stock Repurchases

The following table summarizes our stock repurchases for the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2016	—	$—	—	815,150
November 1 through November 30, 2016	419,251	178.90	419,251	395,899
December 1 through December 31, 2016	31,111	189.67	31,111	364,788
	450,362	$179.64	450,362

(1)
On November 23, 2015, our board of directors authorized the repurchase by us from time to time in the open market or in privately negotiated transactions of up to one million shares of our common stock. The authorization, which was announced on November 24, 2015, does not have a specified expiration date.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2016, 2015 and 2014, and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K, which is incorporated herein by reference.

(Dollars in millions, except per share data)	Years Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data:
Revenue:
Finance charges	$874.3	$730.5	$630.4	$590.4	$538.2
Premiums earned	43.0	48.2	52.3	51.5	47.1
Other income	51.9	46.6	40.8	40.2	23.9
Total revenue	969.2	825.3	723.5	682.1	609.2
Costs and expenses:
Salaries and wages	126.5	116.4	100.2	87.3	82.2
General and administrative	48.2	37.8	34.3	34.4	30.5
Sales and marketing	49.4	45.9	36.8	34.5	31.2
Provision for credit losses	90.2	41.5	12.8	21.9	24.0
Interest	97.7	76.0	56.7	65.0	63.4
Provision for claims	26.0	33.2	40.0	40.8	34.8
Loss on extinguishment of debt	—	—	21.8	—	—
Total costs and expenses	438.0	350.8	302.6	283.9	266.1
Income before provision for income taxes	531.2	474.5	420.9	398.2	343.1
Provision for income taxes	198.4	174.8	154.7	145.1	123.4
Net income	$332.8	$299.7	$266.2	$253.1	$219.7
Net income per share:
Basic	$16.37	$14.35	$11.96	$10.61	$8.65
Diluted	$16.31	$14.28	$11.92	$10.54	$8.58
Weighted average shares outstanding:
Basic	20,331,769	20,891,695	22,257,104	23,850,789	25,409,655
Diluted	20,410,116	20,980,753	22,331,401	24,009,593	25,598,956
Balance Sheet Data:
Loans receivable, net	$3,886.6	$3,101.5	$2,512.9	$2,212.8	$1,933.5
All other assets (1)	331.4	271.1	258.3	207.2	183.7
Total assets (1)	$4,218.0	$3,372.6	$2,771.2	$2,420.0	$2,117.2
Total debt (1)	$2,603.7	$2,067.8	$1,738.3	$1,379.0	$1,234.8
Other liabilities	440.6	376.7	330.7	290.9	260.5
Total liabilities (1)	3,044.3	2,444.5	2,069.0	1,669.9	1,495.3
Shareholders' equity (2)	1,173.7	928.1	702.2	750.1	621.9
Total liabilities and shareholders' equity (1)	$4,218.0	$3,372.6	$2,771.2	$2,420.0	$2,117.2

(1)
Prior year amounts have been reclassified to reflect the adoption of Accounting Standards Update ("ASU") No. 2015-03, as amended by ASU No. 2015-15, which resulted in a reclassification of certain deferred debt issuance costs from other assets to secured financing and senior notes. For additional information see Note 2 and Note 8 to the consolidated financial statements.

(2)	No dividends were paid during the periods presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Overview

We offer financing programs that enable automobile dealers to sell vehicles to consumers regardless of their credit history.  Our financing programs are offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our financing programs, but who actually end up qualifying for traditional financing.

For the year ended December 31, 2016, consolidated net income was $332.8 million, or $16.31 per diluted share, compared to $299.7 million, or $14.28 per diluted share, for the same period in 2015 and $266.2 million, or $11.92 per diluted share, for the same period in 2014.  The growth in 2016 consolidated net income was primarily due to an increase in the average balance of our Loan portfolio, partially offset by a decline in Consumer Loan performance. The growth in 2015 consolidated net income was primarily due to an increase in the average balance of our Loan portfolio and a loss on extinguishment of debt related to the redemption of senior notes in the first quarter of 2014.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2016, with the forecasts as of December 31, 2015, as of December 31, 2014, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2016	December 31, 2015	December 31, 2014	Initial Forecast	December 31, 2015	December 31, 2014	Initial Forecast
2007	68.2%	68.1%	68.0%	70.7%	0.1%	0.2%	-2.5%
2008	70.4%	70.3%	70.3%	69.7%	0.1%	0.1%	0.7%
2009	79.4%	79.4%	79.4%	71.9%	0.0%	0.0%	7.5%
2010	77.6%	77.4%	77.2%	73.6%	0.2%	0.4%	4.0%
2011	74.7%	74.2%	74.0%	72.5%	0.5%	0.7%	2.2%
2012	73.7%	73.2%	73.4%	71.4%	0.5%	0.3%	2.3%
2013	73.4%	73.4%	73.7%	72.0%	0.0%	-0.3%	1.4%
2014	71.8%	72.6%	72.6%	71.8%	-0.8%	-0.8%	0.0%
2015	66.1%	67.8%	—	67.7%	-1.7%	—	-1.6%
2016	65.1%	—	—	65.4%	—	—	-0.3%

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

For the year ended December 31, 2016, forecasted collection rates improved for Consumer Loans assigned in 2010 through 2012, declined for Consumer Loans assigned in 2014 through 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented.

For the year ended December 31, 2015, forecasted collection rates improved for Consumer Loans assigned in 2010 and 2011, declined for Consumers Loans assigned in 2012 and 2013 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The dollar amount of changes in forecasted collections, net of changes in forecasted Dealer Holdback payments, is as follows:

(In millions)	For the years ended December 31,
Increase (decrease) in forecasted net cash flows	2016	2015	2014
Dealer Loans	$(35.4)	$3.6	$19.4
Purchased Loans	15.3	20.3	13.6
Total Loans	$(20.1)	$23.9	$33.0

During the fourth quarter of 2016, we enhanced our methodology for forecasting the amount and timing of future collections on Consumer Loans through the utilization of more recent data and new forecast variables. Implementation of the enhanced forecasting methodology as of October 31, 2016:

•	decreased the forecasted collection rates for Consumer Loans assigned in 2015 and 2016 and increased the forecasted collection rates for Consumer Loans assigned in 2011 through 2013;

•	reduced forecasted net cash flows by $1.8 million, all of which related to Dealer Loans; and

•	did not have a material impact on provision for credit losses or net income.

The initial forecast for Consumer Loans assigned in 2016 was lower than the initial forecast for Consumer Loans assigned in 2015, which reflects a change in the mix of Consumer Loan assignments received during 2016 and downward adjustments to our initial forecasts during 2016, which we made in response to the decline in forecasted collection rates.

The following table presents information on the average Consumer Loan assignment for each of the last ten years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Average Initial Term (in months)
2007	$13,878	$6,452	41
2008	14,518	6,479	42
2009	12,689	5,565	38
2010	14,480	6,473	41
2011	15,686	7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53

(1)	Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2016.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2016
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2007	68.2%	46.5%	21.7%	99.7%
2008	70.4%	44.6%	25.8%	99.6%
2009	79.4%	43.9%	35.5%	99.6%
2010	77.6%	44.7%	32.9%	99.1%
2011	74.7%	45.5%	29.2%	98.3%
2012	73.7%	46.3%	27.4%	96.5%
2013	73.4%	47.6%	25.8%	89.3%
2014	71.8%	47.7%	24.1%	74.8%
2015	66.1%	44.5%	21.6%	49.6%
2016	65.1%	43.8%	21.3%	16.3%

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

The spread between the forecasted collection rate and the advance rate has ranged from 21.3% to 35.5% over the last 10 years. The spread was at the high end of this range in 2009 and 2010, when the competitive environment was unusually favorable, and much lower during other years (2007 and 2014 through 2016) when competition was more intense. The decline in the advance rate from 2015 to 2016 reflects the lower initial forecast on Consumer Loan assignments received in 2016, partially offset by an increase in Purchased Loans as a percentage of total unit volume. The decline in the spread from 2015 to 2016 was the result of a change in the mix of Consumer Loan assignments received during 2016, including an increase in Purchased Loans as a percentage of total unit volume, partially offset by the performance of 2015 Consumer Loans, which has declined from our initial estimates by a greater margin than those assigned to us in 2016.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of December 31, 2016 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
Dealer Loans	2007	68.1%	45.7%	22.4%
	2008	70.8%	43.3%	27.5%
	2009	79.4%	43.4%	36.0%
	2010	77.6%	44.4%	33.2%
	2011	74.6%	45.2%	29.4%
	2012	73.7%	46.1%	27.6%
	2013	73.5%	47.1%	26.4%
	2014	71.6%	47.2%	24.4%
	2015	65.3%	43.4%	21.9%
	2016	64.2%	42.1%	22.1%

Purchased Loans	2007	68.6%	49.1%	19.5%
	2008	69.8%	46.7%	23.1%
	2009	79.6%	45.3%	34.3%
	2010	77.5%	46.2%	31.3%
	2011	75.2%	47.4%	27.8%
	2012	73.9%	47.7%	26.2%
	2013	73.0%	49.8%	23.2%
	2014	72.6%	51.3%	21.3%
	2015	70.3%	50.1%	20.2%
	2016	67.7%	48.5%	19.2%

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

The spread on Dealer Loans increased from 21.9% in 2015 to 22.1% in 2016 as a result of the performance of 2015 Consumer Loans in our Dealer Loan portfolio, which declined from our initial estimates by a greater margin than those assigned to us in 2016, partially offset by a change in the mix of Consumer Loan assignments. The spread on Purchased Loans decreased from 20.2% in 2015 to 19.2% in 2016 as a result of the performance of 2015 Consumer Loans in our Purchased Loan portfolio, which exceeded our initial estimates by a greater margin than those assigned to us in 2016, and a change in the mix of Consumer Loan assignments.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.2 to 1 as of December 31, 2016.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last three years as compared to the same period in the previous year:

	Year over Year Percent Change
For the Year Ended December 31,	Unit Volume	Dollar Volume (1)
2014	10.8%	13.2%
2015	33.2%	29.3%
2016	10.9%	21.6%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

Consumer Loan assignment volumes depend on a number of factors including (1) the overall demand for our financing programs, (2) the amount of capital available to fund new Loans, and (3) our assessment of the volume that our infrastructure can support.  Our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital and infrastructure constraints.

Unit and dollar volumes grew 10.9% and 21.6%, respectively, during 2016 as the number of active Dealers grew 16.2% while average volume per active Dealer declined 4.6%. Dollar volume grew faster than unit volume during 2016 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to an increase in the average initial loan term and an increase in Purchased Loans as a percentage of total unit volume, partially offset by a decrease in the average advance rate due to a decrease in the average initial forecast of the Consumer Loans assigned.

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

After peaking in the third quarter of 2015, unit volume growth slowed in each of the next four quarters. In the fourth quarter of 2016, unit volume declined as compared to the same period in 2015. This trend reflects the difficulty of growing the number of active Dealers fast enough to offset the impact of the competitive environment on attrition and per Dealer volumes. In addition, in response to the decline in forecasted collection rates experienced in 2016, we adjusted our initial collection forecasts downward during the year. While the adjustments have been modest, we believe these adjustments have had an adverse impact on unit volumes during the year.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	% Change	2015	2014	% Change
Consumer Loan unit volume	330,710	298,288	10.9%	298,288	223,998	33.2%
Active Dealers (1)	10,536	9,064	16.2%	9,064	7,247	25.1%
Average volume per active Dealer	31.4	32.9	-4.6%	32.9	30.9	6.5%

Consumer Loan unit volume from Dealers active both periods	282,129	273,839	3.0%	244,083	208,642	17.0%
Dealers active both periods	6,925	6,925	—%	5,506	5,506	—%
Average volume per Dealers active both periods	40.7	39.5	3.0%	44.3	37.9	17.0%

Consumer Loan unit volume from Dealers not active both periods	48,581	24,449	98.7%	54,205	15,356	253.0%
Dealers not active both periods	3,611	2,139	68.8%	3,558	1,741	104.4%
Average volume per Dealer not active both periods	13.5	11.4	18.4%	15.2	8.8	72.7%

(1)	Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2016	2015	% Change	2015	2014	% Change
Consumer Loan unit volume from new Dealers	46,232	52,577	-12.1%	52,577	29,604	77.6%
New active Dealers (1)	3,406	3,404	0.1%	3,404	2,413	41.1%
Average volume per new active Dealers	13.6	15.4	-11.7%	15.4	12.3	25.2%

Attrition (2)	-8.2%	-6.9%		-6.9%	-7.0%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

(2)
Attrition is measured according to the following formula:  decrease in Consumer Loan unit volume from Dealers who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2014	90.7%	9.3%	87.8%	12.2%
2015	87.4%	12.6%	82.8%	17.2%
2016	78.6%	21.4%	71.4%	28.6%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of December 31, 2016 and 2015, the net Dealer Loans receivable balance was 74.6% and 83.5%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our results of operations and income statement data on a consolidated basis.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2016	2015	$ Change	% Change
Revenue:
Finance charges	$874.3	$730.5	$143.8	19.7%
Premiums earned	43.0	48.2	(5.2)	-10.8%
Other income	51.9	46.6	5.3	11.4%
Total revenue	969.2	825.3	143.9	17.4%
Costs and expenses:
Salaries and wages (1)	126.5	116.4	10.1	8.7%
General and administrative (1)	48.2	37.8	10.4	27.5%
Sales and marketing (1)	49.4	45.9	3.5	7.6%
Provision for credit losses	90.2	41.5	48.7	117.3%
Interest	97.7	76.0	21.7	28.6%
Provision for claims	26.0	33.2	(7.2)	-21.7%
Total costs and expenses	438.0	350.8	87.2	24.9%
Income before provision for income taxes	531.2	474.5	56.7	11.9%
Provision for income taxes	198.4	174.8	23.6	13.5%
Net income	$332.8	$299.7	$33.1	11.0%
Net income per share:
Basic	$16.37	$14.35	$2.02	14.1%
Diluted	$16.31	$14.28	$2.03	14.2%
Weighted average shares outstanding:
Basic	20,331,769	20,891,695	(559,926)	-2.7%
Diluted	20,410,116	20,980,753	(570,637)	-2.7%

(1) Operating expenses	$224.1	$200.1	$24.0	12.0%

Finance Charges. The increase of $143.8 million, or 19.7%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2016	2015	Change
Average net Loans receivable balance	$3,534.0	$2,829.9	$704.1
Average yield on our Loan portfolio	24.7%	25.8%	-1.1%

The following table summarizes the impact each component had on the overall increase in finance charges for the year ended December 31, 2016:

(In millions) Impact on finance charges:	For the Year Ended December 31, 2016
Due to an increase in the average net Loans receivable balance	$181.8
Due to a decrease in the average yield	(38.0)
Total increase in finance charges	$143.8

The increase in the average net Loans receivable balance was primarily due to year-over-year growth in Consumer Loan assignment volume in recent years. The average yield on our Loan portfolio for the year ended December 31, 2016 decreased as compared to the same period in 2015 due to lower yields on new Consumer Loan assignments.

Premiums Earned.  The decrease of $5.2 million, or 10.8%, was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we have experienced year-over-year growth in Consumer Loan assignment volume in recent years, the percentage of Consumer Loan assignments with reinsured vehicle service contracts has declined.

Other Income.  The increase of $5.3 million, or 11.4%, was primarily due to year-over-year growth in Consumer Loan assignment volume in recent years, resulting in increases of $3.7 million in ancillary product profit sharing and $2.3 million in remarketing fees, partially offset by a decrease in GPS-SID fees of $2.9 million due to a decrease in the number of units purchased by Dealers from third party providers in the current year.

Operating Expenses.  The increase of $24.0 million, or 12.0%, was primarily due to the following:

•	An increase in general and administrative expense of $10.4 million, or 27.5%, primarily as a result of increases in legal fees and information technology expenses.

•	An increase in salaries and wages expense of $10.1 million, or 8.7%, comprised of the following:

•
An increase of $15.1 million in salaries and wages expense, excluding stock-based compensation expense, primarily related to an increase in the number of team members, including increases of $8.3 million for our support function, $4.6 million for our servicing function and $2.2 million for our originations function.

•
A decrease of $5.0 million in stock-based compensation expense primarily due to declining expense recognition related to long-term stock awards granted in prior years and amounts recorded in the prior year related to a change in the expected vesting period of performance-based stock awards.

Provision for Credit Losses.  Under accounting principles generally accepted in the United States of America (“GAAP”), when the present value of forecasted future cash flows decline relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the year ended December 31, 2016, overall Consumer Loan performance declined from our expectations at the start of the year, resulting in a provision for credit losses of $90.2 million for the year ended December 31, 2016, of which $87.3 million related to Dealer Loans and $2.9 million related to Purchased Loans.

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

Interest.   The increase of $21.7 million, or 28.6%, was due to increases in the average outstanding debt balance and our average cost of debt, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2016	2015	Change
Interest expense	$97.7	$76.0	$21.7
Average outstanding debt balance	2,459.5	1,964.4	495.1
Average cost of debt	4.0%	3.9%	0.1%

The average outstanding debt balance increased primarily due to debt proceeds used to fund growth in new Consumer Loan assignments and stock repurchases. The increase in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.

Provision for Claims. The decrease of $7.2 million, or 21.7%, was due to a decrease in claims paid per reinsured vehicle service contract and a decrease in the size of our reinsurance portfolio.

Provision for Income Taxes.  For the year ended December 31, 2016, the effective tax rate increased to 37.3% from 36.8% for the year ended December 31, 2015. The increase was primarily due to higher effective tax rates in certain state tax jurisdictions.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2015	2014	$ Change	% Change
Revenue:
Finance charges	$730.5	$630.4	$100.1	15.9%
Premiums earned	48.2	52.3	(4.1)	-7.8%
Other income	46.6	40.8	5.8	14.2%
Total revenue	825.3	723.5	101.8	14.1%
Costs and expenses:
Salaries and wages (1)	116.4	100.2	16.2	16.2%
General and administrative (1)	37.8	34.3	3.5	10.2%
Sales and marketing (1)	45.9	36.8	9.1	24.7%
Provision for credit losses	41.5	12.8	28.7	224.2%
Interest	76.0	56.7	19.3	34.0%
Provision for claims	33.2	40.0	(6.8)	-17.0%
Loss on extinguishment of debt	—	21.8	(21.8)	-100.0%
Total costs and expenses	350.8	302.6	48.2	15.9%
Income before provision for income taxes	474.5	420.9	53.6	12.7%
Provision for income taxes	174.8	154.7	20.1	13.0%
Net income	$299.7	$266.2	$33.5	12.6%
Net income per share:
Basic	$14.35	$11.96	$2.39	20.0%
Diluted	$14.28	$11.92	$2.36	19.8%
Weighted average shares outstanding:
Basic	20,891,695	22,257,104	(1,365,409)	-6.1%
Diluted	20,980,753	22,331,401	(1,350,648)	-6.0%

(1) Operating expenses	$200.1	$171.3	$28.8	16.8%

Finance Charges.  The increase of $100.1 million, or 15.9%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

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

Premiums Earned.  The decrease of $4.1 million, or 7.8%, was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we have experienced year-over-year growth in Consumer Loan assignment volume in recent years, the percentage of Consumer Loan assignments with reinsured vehicle service contracts has declined.

Other Income.  The increase of $5.8 million, or 14.2%, was primarily due to an increase in GPS-SID fee income due to an increase in the number of units purchased by Dealers from third party providers, which was primarily the result of current year growth in Consumer Loan assignment volume.

Operating Expenses.  The increase of $28.8 million, or 16.8%, was primarily due to the following:

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

Interest.  The increase of $19.3 million, or 34.0%, was due to increases in the average outstanding debt balance and our average cost of debt, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2015	2014	Change
Interest expense	$76.0	$56.7	$19.3
Average outstanding debt balance	1,964.4	1,619.2	345.2
Average cost of debt	3.9%	3.5%	0.4%

The average outstanding debt balance increased primarily due to debt proceeds used to fund growth in new Consumer Loan assignments and stock repurchases. The increase in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.

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

We recognize finance charges under the interest method such that revenue is recognized on a level-yield basis based upon forecasted cash flows.  For Dealer Loans, finance charge revenue and the allowance for credit losses are calculated after first aggregating Dealer Loans outstanding for each Dealer.  For the same purpose, Purchased Loans are aggregated according to the month the Loan was purchased.  An allowance for credit losses is maintained at an amount that reduces the net asset value (Loan balance less the allowance) to the value of forecasted future cash flows discounted at the yield established at the time of assignment.  Future cash flows are comprised of estimated future collections on the Loans, less any estimated Dealer Holdback payments related to Dealer Loans.  We write off Loans once there are no forecasted future collections on any of the associated Consumer Loans.

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

Future collections are forecasted for each individual Dealer Loan or pool of Purchased Loans based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns.  Dealer Holdback is forecasted for each individual Dealer Loan based on the expected future collections and current advance balance of each Dealer Loan.

During the fourth quarter of 2016, we enhanced our methodology for forecasting the amount and timing of future collections on Consumer Loans through the utilization of more recent data and new forecast variables. Implementation of the enhanced forecasting methodology as of October 31, 2016:

•	decreased the forecasted collection rates for Consumer Loans assigned in 2015 and 2016 and increased the forecasted collection rates for Consumer Loans assigned in 2011 through 2013;

•	reduced forecasted net cash flows by $1.8 million, all of which related to Dealer Loans; and

•	did not have a material impact on provision for credit losses or net income.

During the fourth quarter of 2014, we enhanced our methodologies for forecasting the timing of future collections on Consumer Loans and the timing of future Dealer Holdback payments on Dealer Loans through the utilization of more recent data, different segmentations and new forecast variables. Implementation of the enhanced forecasting methodologies increased net income by $2.2 million for the fourth quarter of 2014.

Key Factors.  Variances in the amount and timing of future net cash flows from current estimates could materially impact earnings in future periods.  A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2016 would have reduced 2016 net income by approximately $15.6 million.

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

Key Factors.  Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods.  A 10% change in premiums earned for the year ended December 31, 2016 would have affected 2016 net income by approximately $2.7 million.

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

Key Factors.  Changes in the expected vesting dates of performance-based restricted stock awards and expected forfeiture rates would impact the amount and timing of stock-based compensation expense recognized in future periods.  A 10% change in stock-based compensation expense for the year ended December 31, 2016 would have affected 2016 net income by approximately $0.5 million.

Contingencies

Nature of Estimates Required.  We estimate the likelihood of adverse judgments against us and any resulting damages, fines or statutory penalties owed.  These estimates impact accounts payable and accrued liabilities on our balance sheet and are general and administrative expenses on our income statement.

Assumptions and Approaches Used.  With assistance from our legal counsel, we determine if the likelihood of an adverse judgment for various claims, litigation and regulatory investigations is remote, reasonably possible, or probable.  To the extent we believe an adverse judgment is probable and the amount of the judgment is estimable, we recognize a liability.  For information regarding current actions to which we are a party, see Note 16 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.  There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of December 31, 2016.  For information regarding these financings and the covenants included in the related documents, see Note 8 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Cash and cash equivalents increased to $14.6 million as of December 31, 2016 from $6.3 million as of December 31, 2015.  As of December 31, 2016 and December 31, 2015 we had $948.0 million and $875.6 million in unused and available lines of credit, respectively. Our total balance sheet indebtedness increased to $2,603.7 million as of December 31, 2016 from $2,067.8 million as of December 31, 2015 primarily due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of the total future contractual obligations requiring repayments as of December 31, 2016 is as follows:

(In millions)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt, including current maturities (1)	$2,622.1	$749.7	$1,322.4	$300.0	$250.0	$—
Dealer Holdback (2)	733.2	137.8	254.3	195.8	145.3	—
Operating lease obligations	5.7	1.7	2.4	1.6	—	—
Purchase obligations (3)	3.0	0.7	1.4	0.9	—	—
Other future obligations (4)	27.7	—	—	—	—	27.7
Total contractual obligations	$3,391.7	$889.9	$1,580.5	$498.3	$395.3	$27.7

(1)
Long-term debt obligations included in the above table consist solely of principal repayments. The amounts are presented on a principal basis to exclude deferred debt issuance costs of $16.8 million and the unamortized debt discount of $1.6 million. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 8 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.  Based on the actual amounts outstanding under our revolving secured line of credit, our Warehouse facilities, and our senior notes as of December 31, 2016, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2016, interest is expected to be approximately $75.5 million during 2017; $59.2 million during 2018; and $132.0 million during 2019 and thereafter.

(2)
We have contractual obligations to pay Dealer Holdback to our Dealers.  Payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances.  The amounts presented represent our forecast as of December 31, 2016.

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

As of December 31, 2016, we did not have a balance outstanding on our revolving secured line of credit, which does not have interest rate protection.

As of December 31, 2016, we had interest rate cap agreements outstanding to manage the interest rate risk on Warehouse Facility II and Warehouse Facility V. However, as of December 31, 2016, there was no floating debt outstanding under either facility.

As of December 31, 2016, we had $12.0 million in floating rate debt outstanding under Warehouse Facility IV covered by an interest rate cap with a cap rate of 5.50% on the underlying benchmark rate. Based on the difference between the underlying benchmark rate on Warehouse Facility IV as of December 31, 2016 and the interest rate cap rate, the interest rate on Warehouse Facility IV could increase by a maximum of 4.73%. This maximum interest rate increase would reduce annual after-tax earnings by approximately $0.4 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2016, we did not have a balance outstanding under Warehouse Facility VI, which did not have interest rate protection.

As of December 31, 2016, we had $385.0 million in floating rate debt outstanding under Term ABS 2016-1 covered by an interest rate cap with a cap rate of 5.00% on the underlying benchmark rate. Based on the difference between the underlying benchmark rate on Term ABS 2016-1 as of December 31, 2016 and the interest rate cap rate, the interest rate on Term ABS 2016-1 could increase by a maximum of 4.30%. This maximum interest rate increase would reduce annual after-tax earnings by approximately $10.4 million, assuming we maintain a level amount of floating rate debt.

New Accounting Updates

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting updates and the impact of the implementation of these updates on our financial statements:

•	Restricted Cash

•	Measurement of Credit Losses on Financial Instruments

•	Improvements to Employee Share-Based Payment Accounting

•	Leases

•	Revenue from Contracts with Customers

•	Disclosures about Short-Duration Contracts

•	Customer's Accounting for Fees Paid in a Cloud Computing Arrangement

•	Simplifying the Presentation of Debt Issuance Costs

•	Amendments to the Consolidation Analysis

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

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Acceptance Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 10, 2017

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)	As of December 31,
	2016	2015
ASSETS:
Cash and cash equivalents	$14.6	$6.3
Restricted cash and cash equivalents	224.7	167.4
Restricted securities available for sale	45.3	48.3
Loans receivable (including $1.4 and $12.6 from affiliates as of December 31, 2016 and December 31, 2015, respectively)	4,207.0	3,345.1
Allowance for credit losses	(320.4)	(243.6)
Loans receivable, net	3,886.6	3,101.5
Property and equipment, net	18.2	18.9
Income taxes receivable	2.3	10.0
Other assets (1)	26.3	20.2
Total Assets	$4,218.0	$3,372.6
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$143.9	$127.8
Revolving secured line of credit	—	57.7
Secured financing (1)	2,062.4	1,470.1
Senior notes (1)	541.3	540.0
Deferred income taxes, net	273.1	248.9
Income taxes payable	23.6	—
Total Liabilities	3,044.3	2,444.5
Commitments and Contingencies - See Note 16
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 19,877,381 and 20,132,972 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	0.2	0.2
Paid-in capital	131.7	100.8
Retained earnings	1,042.0	827.2
Accumulated other comprehensive loss	(0.2)	(0.1)
Total Shareholders' Equity	1,173.7	928.1
Total Liabilities and Shareholders' Equity	$4,218.0	$3,372.6

(1)
Prior year amounts have been reclassified to reflect the adoption of Accounting Standards Update ("ASU") No. 2015-03, as amended by ASU No. 2015-15, which resulted in a reclassification of certain deferred debt issuance costs from other assets to secured financing and senior notes. For additional information see Note 2 and Note 8 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2016	2015	2014
Revenue:
Finance charges	$874.3	$730.5	$630.4
Premiums earned	43.0	48.2	52.3
Other income	51.9	46.6	40.8
Total revenue	969.2	825.3	723.5
Costs and expenses:
Salaries and wages	126.5	116.4	100.2
General and administrative	48.2	37.8	34.3
Sales and marketing	49.4	45.9	36.8
Provision for credit losses	90.2	41.5	12.8
Interest	97.7	76.0	56.7
Provision for claims	26.0	33.2	40.0
Loss on extinguishment of debt	—	—	21.8
Total costs and expenses	438.0	350.8	302.6
Income before provision for income taxes	531.2	474.5	420.9
Provision for income taxes	198.4	174.8	154.7
Net income	$332.8	$299.7	$266.2
Net income per share:
Basic	$16.37	$14.35	$11.96
Diluted	$16.31	$14.28	$11.92
Weighted average shares outstanding:
Basic	20,331,769	20,891,695	22,257,104
Diluted	20,410,116	20,980,753	22,331,401

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	For the Years Ended December 31,
	2016	2015	2014
Net income	$332.8	$299.7	$266.2
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(0.1)	—	0.1
Other comprehensive income (loss)	(0.1)	—	0.1
Comprehensive income	$332.7	$299.7	$266.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in millions)	Common Stock
	Number	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2014	22,943,078	$0.2	$63.2	$686.9	$(0.2)	$750.1
Net income	—	—	—	266.2	—	266.2
Other comprehensive income (loss)	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	15.3	—	—	15.3
Restricted stock awards, net of forfeitures	5,462	—	—	—	—	—
Repurchase of common stock	(2,686,744)	—	(4.0)	(339.7)	—	(343.7)
Restricted stock units converted to common stock	300,875	—	—	—	—	—
Stock options exercised	35,000	—	0.6	—	—	0.6
Tax benefits from stock-based compensation plans	—	—	13.6	—	—	13.6
Balance, December 31, 2014	20,597,671	0.2	88.7	613.4	(0.1)	702.2
Net income	—	—	—	299.7	—	299.7
Stock-based compensation	—	—	12.4	—	—	12.4
Restricted stock awards, net of forfeitures	4,024	—	—	—	—	—
Repurchase of common stock	(470,071)	—	(0.6)	(85.9)	—	(86.5)
Restricted stock units converted to common stock	1,348	—	—	—	—	—
Tax benefits from stock-based compensation plans	—	—	0.3	—	—	0.3
Balance, December 31, 2015	20,132,972	0.2	100.8	827.2	(0.1)	928.1
Net income	—	—	—	332.8	—	332.8
Other comprehensive income (loss)	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	7.4	—	—	7.4
Restricted stock awards, net of forfeitures	6,643	—	—	—	—	—
Repurchase of common stock	(666,330)	—	(3.7)	(118.0)	—	(121.7)
Restricted stock units converted to common stock	404,096	—	—	—	—	—
Tax benefits from stock-based compensation plans	—	—	27.2	—	—	27.2
Balance, December 31, 2016	19,877,381	$0.2	$131.7	$1,042.0	$(0.2)	$1,173.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$332.8	$299.7	$266.2
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	90.2	41.5	12.8
Depreciation	6.1	5.7	5.5
Amortization	9.2	8.5	7.7
Loss on retirement of property and equipment	0.1	0.3	0.2
Provision for deferred income taxes	24.2	35.6	56.1
Loss on extinguishment of debt	—	—	21.8
Stock-based compensation	7.4	12.4	15.3
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	11.8	13.0	0.6
Decrease (increase) in income taxes receivable	7.7	(8.6)	(0.3)
Increase (decrease) in income taxes payable	23.6	(2.9)	(17.0)
Increase in other assets	(5.9)	(1.0)	(3.7)
Net cash provided by operating activities	507.2	404.2	365.2
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(57.3)	(9.8)	(46.3)
Purchases of restricted securities available for sale	(39.1)	(34.1)	(65.4)
Proceeds from sale of restricted securities available for sale	35.9	34.4	15.9
Maturities of restricted securities available for sale	5.8	4.1	49.6
Principal collected on Loans receivable	1,955.8	1,739.6	1,540.0
Advances to Dealers	(1,881.3)	(1,795.1)	(1,471.4)
Purchases of Consumer Loans	(754.2)	(371.9)	(204.3)
Accelerated payments of Dealer Holdback	(53.6)	(52.6)	(41.7)
Payments of Dealer Holdback	(142.0)	(150.1)	(135.5)
Purchases of property and equipment	(5.5)	(4.0)	(4.3)
Net cash used in investing activities	(935.5)	(639.5)	(363.4)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,615.4	1,657.0	2,796.2
Repayments under revolving secured line of credit	(1,673.1)	(1,718.8)	(2,779.5)
Proceeds from secured financing	2,169.3	1,247.0	1,754.7
Repayments of secured financing	(1,575.8)	(1,101.4)	(1,357.3)
Proceeds from issuance of senior notes	—	248.2	300.0
Repayment of senior notes	—	—	(350.0)
Payments of debt issuance costs and debt extinguishment costs	(9.0)	(11.0)	(30.4)
Repurchase of common stock	(121.7)	(86.5)	(343.7)
Proceeds from stock options exercised	—	—	0.6
Tax benefits from stock-based compensation plans	27.2	0.3	13.6
Other financing activities	4.3	0.4	(3.8)
Net cash provided by financing activities	436.6	235.2	0.4
Net increase (decrease) in cash and cash equivalents	8.3	(0.1)	2.2
Cash and cash equivalents, beginning of period	6.3	6.4	4.2
Cash and cash equivalents, end of period	$14.6	$6.3	$6.4
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$88.0	$61.8	$55.2
Cash paid during the period for income taxes	$111.2	$146.9	$99.9

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS

Principal Business.  Since 1972, Credit Acceptance Corporation (referred to as the “Company”, “Credit Acceptance”, “we”, “our” or “us”) has offered financing programs that enable automobile dealers to sell vehicles to consumers, regardless of their credit history.  Our financing programs are offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our financing programs, but who actually end up qualifying for traditional financing.

Without our financing programs, consumers are often unable to purchase vehicles or they purchase unreliable ones.  Further, as we report to the three national credit reporting agencies, an important ancillary benefit of our programs is that we provide consumers with an opportunity to improve their lives by improving their credit score and move on to more traditional sources of financing.

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2016	2015	2014
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.8%	96.1%	95.7%

We have two programs: the Portfolio Program and the Purchase Program.  Under the Portfolio Program, we advance money to Dealers (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans. Under the Purchase Program, we buy the Consumer Loans from the Dealers (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer. Dealer Loans and Purchased Loans are collectively referred to as “Loans”. The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2014	90.7%	9.3%	87.8%	12.2%
2015	87.4%	12.6%	82.8%	17.2%
2016	78.6%	21.4%	71.4%	28.6%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback (as defined below) and accelerated Dealer Holdback are not included.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated. Our primary subsidiaries as of December 31, 2016 are:  Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding Corp. II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Funding LLC 2014-2, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Funding LLC 2016-2 and Credit Acceptance Funding LLC 2016-3.

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of December 31, 2016 and 2015, we had $14.3 million and $6.0 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of December 31, 2016 and 2015, we had $224.1 million and $165.1 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Methodology Changes. During 2016, we enhanced our methodology for forecasting the amount and timing of future collections on Consumer Loans. During 2014, we enhanced our methodologies for forecasting the timing of future collections on Consumer Loans and the timing of future Dealer Holdback payments on Dealer Loans. For additional information regarding these methodology changes, see Note 5 to the consolidated financial statements. For the three year period ended December 31, 2016, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Costs incurred during the application development stage of software developed for internal use are capitalized and generally depreciated on a straight-line basis over five years. Costs incurred to maintain existing software are expensed as incurred. For additional information regarding our property and equipment, see Note 6 to the consolidated financial statements.

Deferred Debt Issuance Costs

Deferred debt issuance costs associated with secured financings and senior notes are included as a deduction from the carrying amount of the related debt liability, and deferred debt issuance costs associated with our revolving secured line of credit are included in other assets.  Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for asset-backed secured financings (“Term ABS”) and senior notes and the straight-line method for lines of credit and revolving secured warehouse (“Warehouse”) facilities. For additional information regarding deferred debt issuance costs, see Note 8 to the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Reinsurance

VSC Re, our wholly-owned subsidiary, is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealers on vehicles financed by us. VSC Re currently reinsures vehicle service contracts that are offered through one of our TPPs. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less fees and certain administrative costs, are contributed to a trust account controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. VSC Re is a bankruptcy remote entity. As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.

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

We have consolidated the trust assets within our financial statements based on our determination of the following:

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

Other Income

Other income consists of the following:

(In millions)	For the Years Ended December 31,
	2016	2015	2014
Ancillary product profit sharing	$15.5	$11.9	$11.1
GPS-SID fees	13.5	16.4	12.8
Remarketing fees	9.2	6.9	6.2
Dealer enrollment fees	5.0	4.8	4.6
Dealer support products and services	4.7	4.9	4.6
Other	4.0	1.7	1.5
Total	$51.9	$46.6	$40.8

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

GPS-SID fees consist of fees we receive from TPPs for providing Dealers in certain states the ability to purchase GPS Starter Interrupt Devices ("GPS-SID"). Through this program, Dealers can install GPS-SID on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle. Dealers purchase GPS-SID directly from TPPs and the TPPs pay us a vendor fee for each device sold.  GPS-SID fee income is recognized when the unit is sold.

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

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members. We offer matching contributions to the 401(k) plan based on each enrolled team members’ eligible annual gross pay (subject to statutory limitations). Our matching contribution rate is equal to 100% of the first 1% participants contribute and an additional 50% of the next 5% participants contribute, for a maximum matching contribution of 3.5% of each participant’s eligible annual gross pay. For the years ended December 31, 2016, 2015 and 2014, we recognized compensation expense of $3.6 million, $3.1 million, and $2.5 million, respectively, for our matching contributions to the plan.

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

We follow a two-step approach for recognizing uncertain tax positions. First, we evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, for positions that we determine are more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained. We establish a reserve for uncertain tax positions liability that is comprised of unrecognized tax benefits and related interest. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. For additional information regarding our income taxes, see Note 11 to the consolidated financial statements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.3 million for the years ended December 31, 2016, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

New Accounting Updates Not Yet Adopted

Restricted Cash. In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, which amends Topic 230 (Statement of Cash Flows) and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-18 is intended to reduce diversity in practice in how restricted cash or restricted cash equivalents are presented and classified in the statement of cash flows. ASU No. 2016-18 is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of ASU No. 2016-18 will change the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows.

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, which includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU No. 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. Early application is permitted for fiscal years, and interim periods, beginning after December 15, 2018. While we continue to assess the impact of ASU No. 2016-13, based on our preliminary assessment, we believe the adoption will have a material impact on our consolidated financial statements and related disclosures.

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU No. 2016-09, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU No. 2016-09 is effective for fiscal years, and interim periods, beginning after December 15, 2016. Early application is permitted, but we have not yet adopted ASU No. 2016-09. We are currently assessing the impact the adoption of ASU No. 2016-09 will have on our consolidated financial statements and related disclosures. The adoption of ASU No. 2016-09 on January 1, 2017 will change how we recognize tax benefits from stock-based compensation plans in our consolidated financial statements.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU No. 2015-14 also permits early adoption of ASU No. 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. We currently anticipate adopting ASU 2014-09, as amended by ASU No. 2015-14, using the modified retrospective method and do not believe the adoption will have a material impact on the timing of our revenue recognition as it is not applicable to our finance charges and premiums earned sources of revenue. We are currently evaluating the effect that ASU 2014-09, as amended by ASU No. 2015-14, will have on our other income source of revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

New Accounting Updates Adopted During the Current Year

Disclosures about Short-Duration Contracts. In May 2015, the FASB issued ASU No. 2015-09, which amends Topic 944 (Financial Services - Insurance) and enhances disclosures for short-duration insurance contracts. ASU No. 2015-09 is intended to increase transparency regarding significant estimates made in measuring liabilities for unpaid claims and claim adjustment expenses. It does not otherwise change the accounting for short-duration insurance contracts. ASU No. 2015-09 is effective for fiscal years beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU No. 2015-09 for the year ended December 31, 2016 expanded our disclosures related to the reinsurance of vehicle service contracts.

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

Reclassification

On January 1, 2016, we adopted ASU No. 2015-03, as amended by ASU No. 2015-15, which resulted in a reclassification of certain deferred debt issuance costs as of December 31, 2015, from other assets ($16.8 million) to secured financing ($8.5 million) and senior notes ($8.3 million), in our consolidated balance sheets. For additional information, see Note 8 to the consolidated financial statements.

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2016 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

3.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate their value.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents.  The carrying amounts approximate their fair value due to the short maturity of these instruments.

Restricted Securities Available for Sale.  The fair value of U.S. Government and agency securities and corporate bonds is based on quoted market values in active markets.  For asset-backed securities and mortgage-backed securities we use model-based valuation techniques for which all significant assumptions are observable in the market.

Loans Receivable, net.  The fair value is determined by calculating the present value of future net cash flows estimated by us utilizing a discount rate comparable with the rate used to calculate our allowance for credit losses.

Revolving Secured Line of Credit.  The fair value is determined by calculating the present value of the debt instrument based on current rates for debt with a similar risk profile and maturity.

Secured Financing.  The fair value of our Term ABS financings is determined using quoted market prices, however, these instruments trade in a market with a low trading volume.  For our warehouse facilities, the fair values are determined by calculating the present value of each debt instrument based on current rates for debt with similar risk profiles and maturities.

Senior Notes.  The fair value is determined using quoted market prices in an active market.

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of December 31,
	2016		2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$14.6	$14.6	$6.3	$6.3
Restricted cash and cash equivalents	224.7	224.7	167.4	167.4
Restricted securities available for sale	45.3	45.3	48.3	48.3
Loans receivable, net	3,886.6	3,955.9	3,101.5	3,126.3
Liabilities
Revolving secured line of credit	$—	$—	$57.7	$57.7
Secured financing (1)	2,062.4	2,072.0	1,470.1	1,471.9
Senior notes (1)	541.3	560.5	540.0	549.6

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments:

(In millions)	As of December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$14.6	$—	$—	$14.6
Restricted cash and cash equivalents	224.7	—	—	224.7
Restricted securities available for sale (1)	37.1	8.2	—	45.3
Loans receivable, net	—	—	3,955.9	3,955.9
Liabilities
Revolving secured line of credit	$—	$—	$—	$—
Secured financing	—	2,072.0	—	2,072.0
Senior notes	560.5	—	—	560.5

(In millions)	As of December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$6.3	$—	$—	$6.3
Restricted cash and cash equivalents	167.4	—	—	167.4
Restricted securities available for sale (1)	38.7	9.6	—	48.3
Loans receivable, net	—	—	3,126.3	3,126.3
Liabilities
Revolving secured line of credit	$—	$57.7	$—	$57.7
Secured financing	—	1,471.9	—	1,471.9
Senior notes	549.6	—	—	549.6

(1)	Measured and recorded at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$20.4	$—	$(0.1)	$20.3
Corporate bonds	16.9	0.1	(0.2)	16.8
Asset-backed securities	5.0	—	—	5.0
Mortgage-backed securities	3.2	—	—	3.2
Total restricted securities available for sale	$45.5	$0.1	$(0.3)	$45.3
(In millions)	As of December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$21.8	$—	$(0.1)	$21.7
Corporate bonds	17.1	—	(0.1)	17.0
Asset-backed securities	5.5	—	—	5.5
Mortgage-backed securities	4.1	—	—	4.1
Total restricted securities available for sale	$48.5	$—	$(0.2)	$48.3

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2016
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$16.4	$(0.1)	$—	$—	$16.4	$(0.1)
Corporate bonds	11.8	(0.2)	—	—	11.8	(0.2)
Asset-backed securities	2.8	—	—	—	2.8	—
Mortgage-backed securities	2.4	—	—	—	2.4	—
Total restricted securities available for sale	$33.4	$(0.3)	$—	$—	$33.4	$(0.3)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2015
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$16.0	$(0.1)	$0.7	$—	$16.7	$(0.1)
Corporate bonds	12.6	(0.1)	1.7	—	14.3	(0.1)
Asset-backed securities	5.4	—	—	—	5.4	—
Mortgage-backed securities	3.1	—	—	—	3.1	—
Total restricted securities available for sale	$37.1	$(0.2)	$2.4	$—	$39.5	$(0.2)

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

(In millions)	As of December 31,
	2016		2015
Contractual Maturity	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Within one year	$1.6	$1.6	$2.6	$2.6
Over one year to five years	39.3	39.1	42.5	42.4
Over five years to ten years	2.2	2.2	0.5	0.5
Over ten years	2.4	2.4	2.9	2.8
Total restricted securities available for sale	$45.5	$45.3	$48.5	$48.3

5.    LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of December 31, 2016
	Dealer Loans	Purchased Loans	Total
Loans receivable	$3,209.0	$998.0	$4,207.0
Allowance for credit losses	(309.3)	(11.1)	(320.4)
Loans receivable, net	$2,899.7	$986.9	$3,886.6

(In millions)	As of December 31, 2015
	Dealer Loans	Purchased Loans	Total
Loans receivable	$2,823.4	$521.7	$3,345.1
Allowance for credit losses	(235.1)	(8.5)	(243.6)
Loans receivable, net	$2,588.3	$513.2	$3,101.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Year Ended December 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,823.4	$521.7	$3,345.1
New Consumer Loan assignments (1)	1,881.3	754.2	2,635.5
Principal collected on Loans receivable	(1,668.1)	(287.7)	(1,955.8)
Accelerated Dealer Holdback payments	53.6	—	53.6
Dealer Holdback payments	142.0	—	142.0
Transfers (2)	(10.1)	10.1	—
Write-offs	(14.4)	(0.4)	(14.8)
Recoveries (3)	1.3	0.1	1.4
Balance, end of period	$3,209.0	$998.0	$4,207.0

(In millions)	For the Year Ended December 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,389.8	$330.0	$2,719.8
New Consumer Loan assignments (1)	1,795.1	371.9	2,167.0
Principal collected on Loans receivable	(1,548.8)	(190.8)	(1,739.6)
Accelerated Dealer Holdback payments	52.6	—	52.6
Dealer Holdback payments	150.1	—	150.1
Transfers (2)	(10.6)	10.6	—
Write-offs	(6.4)	(0.2)	(6.6)
Recoveries (3)	1.6	0.2	1.8
Balance, end of period	$2,823.4	$521.7	$3,345.1

(In millions)	For the Year Ended December 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,155.5	$252.7	$2,408.2
New Consumer Loan assignments (1)	1,471.4	204.3	1,675.7
Principal collected on Loans receivable	(1,392.5)	(147.5)	(1,540.0)
Accelerated Dealer Holdback payments	41.7	—	41.7
Dealer Holdback payments	135.5	—	135.5
Transfers (2)	(20.5)	20.5	—
Write-offs	(3.1)	(0.1)	(3.2)
Recoveries (3)	1.8	0.1	1.9
Balance, end of period	$2,389.8	$330.0	$2,719.8

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

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Year Ended December 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$874.2	$198.6	$1,072.8
New Consumer Loan assignments (1)	782.6	284.7	1,067.3
Accretion (2)	(723.8)	(159.5)	(883.3)
Provision for credit losses	87.3	2.9	90.2
Forecast changes	(35.4)	15.3	(20.1)
Transfers (3)	(2.3)	6.1	3.8
Balance, end of period	$982.6	$348.1	$1,330.7

(In millions)	For the Year Ended December 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$725.2	$136.5	$861.7
New Consumer Loan assignments (1)	743.7	138.4	882.1
Accretion (2)	(637.2)	(102.7)	(739.9)
Provision for credit losses	41.8	(0.3)	41.5
Forecast changes	3.6	20.3	23.9
Transfers (3)	(2.9)	6.4	3.5
Balance, end of period	$874.2	$198.6	$1,072.8

(In millions)	For the Year Ended December 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$667.5	$112.8	$780.3
New Consumer Loan assignments (1)	593.8	77.2	671.0
Accretion (2)	(562.8)	(77.6)	(640.4)
Provision for credit losses	13.7	(0.9)	12.8
Forecast changes	19.4	13.6	33.0
Transfers (3)	(6.4)	11.4	5.0
Balance, end of period	$725.2	$136.5	$861.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Year Ended December 31, 2016
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,997.0	$1,553.2	$4,550.2
Expected net cash flows at the time of assignment (2)	2,663.9	1,038.9	3,702.8
Fair value at the time of assignment (3)	1,881.3	754.2	2,635.5

(In millions)	For the Year Ended December 31, 2015
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,821.4	$741.1	$3,562.5
Expected net cash flows at the time of assignment (2)	2,538.8	510.3	3,049.1
Fair value at the time of assignment (3)	1,795.1	371.9	2,167.0

(In millions)	For the Year Ended December 31, 2014
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,251.4	$394.7	$2,646.1
Expected net cash flows at the time of assignment (2)	2,065.2	281.5	2,346.7
Fair value at the time of assignment (3)	1,471.4	204.3	1,675.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 2 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2016, with the forecasts as of December 31, 2015, as of December 31, 2014, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2016	December 31, 2015	December 31, 2014	Initial Forecast	December 31, 2015	December 31, 2014	Initial Forecast
2007	68.2%	68.1%	68.0%	70.7%	0.1%	0.2%	-2.5%
2008	70.4%	70.3%	70.3%	69.7%	0.1%	0.1%	0.7%
2009	79.4%	79.4%	79.4%	71.9%	0.0%	0.0%	7.5%
2010	77.6%	77.4%	77.2%	73.6%	0.2%	0.4%	4.0%
2011	74.7%	74.2%	74.0%	72.5%	0.5%	0.7%	2.2%
2012	73.7%	73.2%	73.4%	71.4%	0.5%	0.3%	2.3%
2013	73.4%	73.4%	73.7%	72.0%	0.0%	-0.3%	1.4%
2014	71.8%	72.6%	72.6%	71.8%	-0.8%	-0.8%	0.0%
2015	66.1%	67.8%	—	67.7%	-1.7%	—	-1.6%
2016	65.1%	—	—	65.4%	—	—	-0.3%

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

For the year ended December 31, 2016, forecasted collection rates improved for Consumer Loans assigned in 2010 through 2012, declined for Consumer Loans assigned in 2014 and 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented.

For the year ended December 31, 2015, forecasted collection rates improved for Consumer Loans assigned in 2010 and 2011, declined for Consumers Loans assigned in 2012 and 2013 and were generally consistent with expectations at the start of the period for all other assignment years presented.

During the fourth quarter of 2016, we enhanced our methodology for forecasting the amount and timing of future collections on Consumer Loans through the utilization of more recent data and new forecast variables. Implementation of the enhanced forecasting methodology as of October 31, 2016:

•	decreased the forecasted collection rates for Consumer Loans assigned in 2015 and 2016 and increased the forecasted collection rates for Consumer Loans assigned in 2011 through 2013;

•	reduced forecasted net cash flows by $1.8 million, all of which related to Dealer Loans; and

•	did not have a material impact on provision for credit losses or net income.

During the fourth quarter of 2014, we enhanced our methodologies for forecasting the timing of future collections on Consumer Loans and the timing of future Dealer Holdback payments on Dealer Loans through the utilization of more recent data, different segmentations and new forecast variables. Implementation of the enhanced forecasting methodologies decreased provision for credit losses in 2014 by $2.9 million, all of which related to Dealer Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The initial forecast for Consumer Loans assigned in 2016 was lower than the initial forecast for Consumer Loans assigned in 2015, which reflects a change in the mix of Consumer Loan assignments received in 2016.

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

(In millions)	As of December 31, 2016
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,002.2	$705.8	$1,708.0	$2,206.8	$292.2	$2,499.0
Allowance for credit losses	—	—	—	(309.3)	(11.1)	(320.4)
Loans receivable, net	$1,002.2	$705.8	$1,708.0	$1,897.5	$281.1	$2,178.6

(In millions)	As of December 31, 2015
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,066.8	$478.1	$1,544.9	$1,756.6	$43.6	$1,800.2
Allowance for credit losses	—	—	—	(235.1)	(8.5)	(243.6)
Loans receivable, net	$1,066.8	$478.1	$1,544.9	$1,521.5	$35.1	$1,556.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Year Ended December 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$235.1	$8.5	$243.6
Provision for credit losses	87.3	2.9	90.2
Write-offs	(14.4)	(0.4)	(14.8)
Recoveries (1)	1.3	0.1	1.4
Balance, end of period	$309.3	$11.1	$320.4

(In millions)	For the Year Ended December 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$198.1	$8.8	$206.9
Provision for credit losses	41.8	(0.3)	41.5
Write-offs	(6.4)	(0.2)	(6.6)
Recoveries (1)	1.6	0.2	1.8
Balance, end of period	$235.1	$8.5	$243.6

(In millions)	For the Year Ended December 31, 2014
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$185.7	$9.7	$195.4
Provision for credit losses	13.7	(0.9)	12.8
Write-offs	(3.1)	(0.1)	(3.2)
Recoveries (1)	1.8	0.1	1.9
Balance, end of period	$198.1	$8.8	$206.9

(1)	Represents collections received on previously written off Loans.

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of December 31,
	2016	2015
Land and land improvements	$2.5	$2.3
Building and improvements	14.5	14.6
Data processing equipment and software	29.5	28.2
Office furniture and equipment	3.9	3.9
Leasehold improvements	2.0	1.6
Total property and equipment	52.4	50.6
Less: Accumulated depreciation on property and equipment	(34.2)	(31.7)
Total property and equipment, net	$18.2	$18.9

Depreciation expense on property and equipment was $6.1 million, $5.7 million and $5.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Years Ended December 31,
	2016	2015	2014
Net assumed written premiums	$40.6	$45.0	$48.3
Net premiums earned	43.0	48.2	52.3
Provision for claims	26.0	33.2	40.0
Amortization of capitalized acquisition costs	1.1	1.2	1.3

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of December 31,
	Balance Sheet location	2016	2015
Trust assets	Restricted cash and cash equivalents	$0.5	$0.8
Trust assets	Restricted securities available for sale	45.3	48.3
Unearned premium	Accounts payable and accrued liabilities	32.8	35.2
Claims reserve (1)	Accounts payable and accrued liabilities	1.0	1.2

(1)	The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

The following tables present information about incurred and paid claims development for the five year period ended December 31, 2016:

(Dollars in millions)
	Cumulative Incurred Claims					As of December 31, 2016
Incident Year	As of December 31,					Claims Reserve	Cumulative Number of Reported Claims
	2012	2013	2014	2015	2016
2012	$34.7	$34.8	$34.9	$34.9	$34.9	$—	35,990
2013		40.6	40.8	40.8	40.8	—	40,210
2014			39.8	39.9	39.9	—	40,940
2015				33.1	33.4	—	33,150
2016					25.7	1.0	25,420
Total					$174.7	$1.0	175,710

(In millions)	Cumulative Paid Claims
	As of December 31,
Incident Year	2012	2013	2014	2015	2016
2012	$33.3	$34.8	$34.9	$34.9	$34.9
2013		38.9	40.8	40.8	40.8
2014			38.3	39.9	39.9
2015				31.9	33.4
2016					24.7
Total					$173.7

Average Annual Percentage Payout of Incurred Claims by Age
Claim Age (Years)	1	2	3	4	5
Payout Percentage	95.6%	4.3%	0.1%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.    DEBT

Debt consists of the following:

(In millions)	As of December 31, 2016
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (2)	2,072.1	(9.7)	—	$2,062.4
Senior notes	550.0	(7.1)	(1.6)	$541.3
Total debt	$2,622.1	$(16.8)	$(1.6)	$2,603.7

(In millions)	As of December 31, 2015
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$57.7	$—	$—	$57.7
Secured financing (2) (3)	1,478.6	(8.5)	—	$1,470.1
Senior notes (3)	550.0	(8.3)	(1.7)	$540.0
Total debt	$2,086.3	$(16.8)	$(1.7)	$2,067.8

(1)	Excludes deferred debt issuance costs of $2.4 million and $2.2 million as of December 31, 2016 and December 31, 2015, respectively, which are included in other assets.

(2)	Warehouse facilities and Term ABS financings.

(3)
Prior year amounts have been reclassified to reflect the adoption of ASU 2015-03, as amended by ASU No. 2015-15, which resulted in a reclassification of certain deferred debt issuance costs from other assets to secured financing and senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

General information for each of our financing transactions in place as of December 31, 2016 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of December 31, 2016
Revolving Secured Line of Credit	n/a	06/22/19		$310.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	06/23/19	(2)	$400.0	LIBOR plus 225 basis points (3)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	04/30/18	(2)	$75.0	LIBOR plus 200 basis points (3)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	08/18/19	(4)	$100.0	LIBOR plus 225 basis points (3)
Warehouse Facility VI (1)	CAC Warehouse Funding LLC VI	09/30/18	(2)	$75.0	LIBOR plus 200 basis points
Term ABS 2014-1 (1)	Credit Acceptance Funding LLC 2014-1	04/15/16	(2)	$299.0	Fixed rate
Term ABS 2014-2 (1)	Credit Acceptance Funding LLC 2014-2	09/15/16	(2)	$349.0	Fixed rate
Term ABS 2015-1 (1)	Credit Acceptance Funding LLC 2015-1	01/16/17	(2)	$300.6	Fixed rate
Term ABS 2015-2 (1)	Credit Acceptance Funding LLC 2015-2	08/15/17	(2)	$300.2	Fixed rate
Term ABS 2016-1 (1)	Credit Acceptance Funding LLC 2016-1	02/15/18	(2)	$385.0	LIBOR plus 195 basis points (3)
Term ABS 2016-2 (1)	Credit Acceptance Funding LLC 2016-2	05/15/18	(2)	$350.2	Fixed rate
Term ABS 2016-3 (1)	Credit Acceptance Funding LLC 2016-3	10/15/18	(2)	$350.0	Fixed rate
2021 Senior Notes	n/a	02/15/21		$300.0	Fixed rate
2023 Senior Notes	n/a	03/15/23		$250.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.

(3)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on August 18, 2021 will be due on that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Years Ended December 31,
	2016	2015
Revolving Secured Line of Credit
Maximum outstanding principal balance	$186.4	$206.3
Average outstanding principal balance	30.8	39.1
Warehouse Facility II
Maximum outstanding principal balance	$200.1	$200.8
Average outstanding principal balance	3.8	7.9
Warehouse Facility IV
Maximum outstanding principal balance	$12.0	$35.0
Average outstanding principal balance	12.0	9.2
Warehouse Facility V
Maximum outstanding principal balance	$100.0	$99.2
Average outstanding principal balance	1.6	12.2
Warehouse Facility VI
Maximum outstanding principal balance	$49.9	$15.0
Average outstanding principal balance	3.3	1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2016	2015
Revolving Secured Line of Credit
Principal balance outstanding	$—	$57.7
Amount available for borrowing (1)	310.0	252.3
Interest rate	—%	2.30%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.5	1.2
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$12.0	$12.0
Amount available for borrowing (1)	63.0	63.0
Loans pledged as collateral	23.0	24.5
Restricted cash and cash equivalents pledged as collateral	0.9	0.9
Interest rate	2.77%	2.42%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$14.7
Amount available for borrowing (1)	75.0	60.3
Loans pledged as collateral	—	20.7
Restricted cash and cash equivalents pledged as collateral	0.1	0.9
Interest rate	—%	2.24%
Term ABS 2013-1
Principal balance outstanding	$—	$39.6
Loans pledged as collateral	—	144.5
Restricted cash and cash equivalents pledged as collateral	—	14.6
Interest rate	—%	1.56%
Term ABS 2013-2
Principal balance outstanding	$—	$163.5
Loans pledged as collateral	—	234.7
Restricted cash and cash equivalents pledged as collateral	—	21.4
Interest rate	—%	1.71%
Term ABS 2014-1
Principal balance outstanding	$106.5	$299.0
Loans pledged as collateral	307.2	366.4
Restricted cash and cash equivalents pledged as collateral	28.3	31.9
Interest rate	2.02%	1.72%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Term ABS 2014-2
Principal balance outstanding	$267.6	$349.0
Loans pledged as collateral	413.9	430.5
Restricted cash and cash equivalents pledged as collateral	34.9	37.7
Interest rate	2.10%	2.05%
Term ABS 2015-1
Principal balance outstanding	$300.6	$300.6
Loans pledged as collateral	374.5	372.4
Restricted cash and cash equivalents pledged as collateral	29.6	29.3
Interest rate	2.26%	2.26%
Term ABS 2015-2
Principal balance outstanding	$300.2	$300.2
Loans pledged as collateral	372.6	390.4
Restricted cash and cash equivalents pledged as collateral	28.1	27.7
Interest rate	2.63%	2.63%
Term ABS 2016-1
Principal balance outstanding	$385.0	$—
Loans pledged as collateral	474.0	—
Restricted cash and cash equivalents pledged as collateral	34.8	—
Interest rate	2.65%	—%
Term ABS 2016-2
Principal balance outstanding	$350.2	$—
Loans pledged as collateral	490.7	—
Restricted cash and cash equivalents pledged as collateral	34.4	—
Interest rate	2.83%	—%
Term ABS 2016-3
Principal balance outstanding	$350.0	$—
Loans pledged as collateral	489.6	—
Restricted cash and cash equivalents pledged as collateral	30.6	—
Interest rate	2.53%	—%
2021 Senior Notes
Principal balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Principal balance outstanding	$250.0	$250.0
Interest rate	7.375%	7.375%

(1)	Availability may be limited by the amount of assets pledged as collateral.

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

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term ABS 2016-1, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2016-1 transaction pledged the Loans to institutional lenders. The Term ABS 2014-1, 2014-2, 2015-1, 2015-2, 2016-2 and 2016-3 transactions each consist of three classes of notes. The Class C Notes for Term ABS 2014-1 and 2014-2 do not bear interest and have been retained by us.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The table below sets forth certain additional details regarding the outstanding Term ABS Financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	24 Month Revolving Period
Term ABS 2014-1	April 16, 2014	$374.7	Through April 15, 2016
Term ABS 2014-2	September 25, 2014	437.6	Through September 15, 2016
Term ABS 2015-1	January 29, 2015	375.9	Through January 16, 2017
Term ABS 2015-2	August 20, 2015	375.5	Through August 15, 2017
Term ABS 2016-1	February 26, 2016	481.4	Through February 15, 2018
Term ABS 2016-2	May 12, 2016	437.8	Through May 15, 2018
Term ABS 2016-3	October 27, 2016	437.8	Through October 15, 2018

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2016 are as follows:

(In millions)
Year	Revolving Secured Line of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes	Total
2017	$—	$—	$749.6	$—	$749.6
2018	—	8.0	808.7	—	816.7
2019	—	4.0	501.8	—	505.8
2020	—	—	—	—	—
2021	—	—	—	300.0	300.0
Thereafter	—	—	—	250.0	250.0
Total	$—	$12.0	$2,060.1	$550.0	$2,622.1

(1)	The principal maturities of the Term ABS transactions are estimated based on forecasted collections.

Debt Covenants

As of December 31, 2016, we were in compliance with our covenants under the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of December 31, 2016, we were in compliance with all such covenants.  As of the end of the year, we were also in compliance with our covenants under the senior notes indentures.

9.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings.  The following tables provide the terms of our interest rate cap agreements that were in effect as of December 31, 2016 and 2015:

(Dollars in millions)
As of December 31, 2016
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	06/2016	12/2017	$325.0	5.50%

75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	18.8	5.50%
		Cap Floating Rate	04/2016	04/2019	56.2	5.50%
					75.0

100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%
385.0	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	385.0	5.00%

(Dollars in millions)
As of December 31, 2015
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2014	06/2016	$325.0	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	75.0	5.50%
100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%

(1)	Rate excludes the spread over the LIBOR rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The interest rate caps have not been designated as hedging instruments.  As of December 31, 2016 and 2015, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 is as follows:

(In millions)		Amount of (Loss)/ Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		For the Years Ended December 31,
	Location	2016	2015	2014
Interest rate caps	Interest expense	$(0.1)	$—	$(0.1)

10.           RELATED PARTY TRANSACTIONS

In the normal course of our business, affiliated Dealers assign Consumer Loans to us under the Portfolio and Purchase Programs.  Dealer Loans and Purchased Loans with affiliated Dealers are on the same terms as those with non-affiliated Dealers.  Affiliated Dealers are comprised of Dealers owned or controlled by: (1) Donald Foss, our founder, significant shareholder and former Chairman of the Board; and (2) a member of Mr. Foss's immediate family.

Affiliated Dealer Loan balances were $1.4 million and $12.6 million as of December 31, 2016 and 2015, respectively.  As of December 31, 2016 and 2015, affiliated Dealer Loan balances were 0.0% and 0.4%, respectively, of total consolidated Dealer Loan balances.  A summary of related party Loan activity is as follows:

(Dollars in millions)	For the Years Ended December 31,
	2016		2015		2014
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$1.5	0.2%	$2.5	0.4%	$1.6	0.3%
New Consumer Loan assignments (1)	8.9	0.3%	5.9	0.3%	4.2	0.3%
Accelerated Dealer Holdback payments	0.2	0.4%	0.2	0.4%	0.1	0.2%
Dealer Holdback payments	1.0	0.7%	1.4	0.9%	1.4	1.0%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

On June 7, 2016, Mr. Foss sold certain affiliated Dealers previously owned or controlled by him to a third party. As a result, we no longer consider these Dealers to be affiliated and accordingly, we have excluded these Dealers from the affiliated amounts reported above effective June 7, 2016.

On January 3, 2017, Mr. Foss retired as officer, director and employee of the Company and entered into a shareholder agreement with the Company. Under the shareholder agreement, Mr. Foss has agreed, until the final adjournment of the tenth annual meeting of shareholders held by the Company after the date of the shareholder agreement, to cause all shares of the Company beneficially owned by him or any of his affiliates or associates to be voted in accordance with the recommendation of the Company’s Board of Directors with respect to election and removal of directors, certain routine matters and any other proposal to be submitted to the Company’s shareholders with respect to any extraordinary transaction providing for the acquisition of all of the Company’s outstanding common stock. As a result, we will not consider the remaining Dealers owned or controlled by Mr. Foss or a member of Mr. Foss’s immediate family to be affiliated with us while Mr. Foss’s voting interests in the Company are subject to the voting restrictions under the shareholder agreement and accordingly, we will exclude these Dealers from the affiliated amounts reported in future periods effective January 3, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.    INCOME TAXES

The income tax provision consists of the following:

(In millions)	For the Years Ended December 31,
	2016	2015	2014
Income before provision for income taxes:	$531.2	$474.5	$420.9
Current provision for income taxes:
Federal	157.2	127.9	90.9
State	15.8	10.6	7.3
	173.0	138.5	98.2
Deferred provision for income taxes:
Federal	22.4	33.7	52.0
State	1.8	1.9	4.1
	24.2	35.6	56.1
Interest and penalties expense:
Interest	1.2	0.7	0.4
Penalties	—	—	—
	1.2	0.7	0.4
Provision for income taxes	$198.4	$174.8	$154.7

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In millions)	As of December 31,
	2016	2015
Deferred tax assets:
Allowance for credit losses	$118.2	$89.8
Stock-based compensation	18.3	18.8
Deferred state net operating loss	6.5	5.1
Other, net	11.6	11.3
Total deferred tax assets	154.6	125.0
Deferred tax liabilities:
Valuation of Loans receivable	417.8	364.2
Deferred Loan origination costs	2.5	2.5
Other, net	7.4	7.2
Total deferred tax liabilities	427.7	373.9
Net deferred tax liability	$273.1	$248.9

The deferred state net operating loss tax asset arising from the operating loss carry forward for state income tax purposes is expected to expire at various times beginning in 2023, if not utilized.  We do not anticipate expiration of the net operating loss carry forwards prior to their utilization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes	2.0%	1.6%	1.7%
Other	0.3%	0.2%	0.1%
Effective tax rate	37.3%	36.8%	36.8%

The differences between the U.S. federal statutory rate and our effective tax rates for 2016, 2015 and 2014 are primarily due to state income taxes. The increases in the effective tax rates over the three year period were primarily due to higher effective tax rates in certain state tax jurisdictions.

The following table is a summary of changes in gross unrecognized tax benefits:

(In millions)	For the Years Ended December 31,
	2016	2015	2014
Unrecognized tax benefits at January 1,	$21.8	$16.6	$13.2
Additions based on tax positions related to current year	8.2	7.4	5.5
Reductions for tax positions of prior years	—	—	(0.2)
Reductions as a result of a lapse of the statute of limitations	(2.3)	(2.2)	(1.9)
Unrecognized tax benefits at December 31,	$27.7	$21.8	$16.6

The total amount of gross unrecognized tax benefit that, if recognized, would favorably affect our effective income tax rate in future periods, was $27.7 million as of December 31, 2016.  Accrued interest related to uncertain tax positions was $4.9 million and $3.8 million as of December 31, 2016 and 2015, respectively.

We are subject to income tax in federal and state jurisdictions. The IRS has completed their federal tax examinations for years prior to 2013.  With respect to state jurisdictions, we are generally no longer subject to tax examinations on returns filed for years prior to 2009.

12.    NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Years Ended December 31,
	2016	2015	2014
Weighted average shares outstanding:
Common shares	20,065,423	20,364,435	21,739,300
Vested restricted stock units	266,346	527,260	517,804
Basic number of weighted average shares outstanding	20,331,769	20,891,695	22,257,104
Dilutive effect of stock options	—	—	3,293
Dilutive effect of restricted stock and restricted stock units	78,347	89,058	71,004
Dilutive number of weighted average shares outstanding	20,410,116	20,980,753	22,331,401

For the years ended December 31, 2016, 2015 and 2014, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13.           STOCK REPURCHASES

The following table summarizes our stock repurchases for the years ended December 31, 2016, 2015, and 2014:

(Dollars in millions)	For the Years Ended December 31,
	2016		2015		2014
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	495,662	$88.5	464,006	$85.4	—	$—
Tender Offer (2)	—	—	—	—	2,548,868	325.3
Other (3)	170,668	33.2	6,065	1.1	137,876	18.4
Total	666,330	$121.7	470,071	$86.5	2,686,744	$343.7

(1)
Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On November 23, 2015, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of December 31, 2016, we had authorization to repurchase 364,788 shares of our common stock.

(2)	Tender offer cost amounts include transaction costs of $0.3 million for 2014.

(3)	Represents shares of common stock released to us by team members as payment of tax withholdings due upon the vesting of restricted stock and restricted stock units.

14.           STOCK-BASED COMPENSATION PLANS

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), we can grant stock-based awards in the form of restricted stock, restricted stock units and stock options to team members, officers, directors, and contractors at any time prior to March 26, 2022.  On March 26, 2012, our board of directors approved an amendment to our Incentive Plan, increasing the number of shares authorized for issuance by 500,000 shares, to 2.0 million shares.  The shares available for future grants under the Incentive Plan totaled 235,663 as of December 31, 2016.

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

•	Over a period of three years, based on continuous employment.

A summary of the non-vested restricted stock activity under the Incentive Plan for the year ended December 31, 2016 is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2015	182,311	$109.17
Granted	7,657	196.96
Vested	(20,408)	115.74
Forfeited	(1,014)	184.75
Non-vested as of December 31, 2016	168,546	$111.91

The grant-date weighted average fair value of shares granted in 2016, 2015 and 2014 was $196.96, $183.30, and $138.14, respectively.  The total fair value of shares vested was $4.4 million in 2016, $2.6 million in 2015 and $1.9 million in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Restricted Stock Units

We grant performance-based restricted stock units to team members and directors in accordance with our Incentive Plan. The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant. Each restricted stock unit represents and has a value equal to one share of common stock. Based on the terms of individual restricted stock grant agreements, restricted stock unit vest under one of the following methods:

•	Over a period of ten years, based on continuous employment and the cumulative improvement in our annual adjusted economic profit.

•	Over a period of five years, based upon the compounded annual growth rate in our adjusted economic profit.

•	Over a period of one to three years, based on continuous employment and the compounded annual growth rate in our adjusted EPS, a non-GAAP financial measure.

A summary of the restricted stock unit activity under the Incentive Plan for the year ended December 31, 2016, is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (2) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2015	859,419	$69.73
Granted	500	181.04
Converted	(404,096)	16.73
Outstanding as of December 31, 2016 (1)	455,823	$101.75	$99.1	6.2
Vested as of December 31, 2016	220,360	$95.12	$47.9	4.3

(1)	No RSUs outstanding at December 31, 2016 were convertible to shares of common stock.

(2)	The intrinsic value of RSUs is measured by applying the closing stock price as of December 31, 2016 to the applicable number of units.

The grant-date weighted average fair value of RSUs granted in 2016, 2015 and 2014 was $181.04, $139.00, and $130.16, respectively. The total intrinsic value of RSUs converted to common stock during 2016, 2015 and 2014 was $78.7 million, $0.2 million, and $40.1 million, respectively.

Stock Options

Pursuant to our Director Stock Option Plan (the “Director Plan”), we had reserved 200,000 shares of our common stock for future granting of options to members of our Board of Directors.  The exercise price of the options was no less than the fair market value on the date of the grant.  Options expired ten years from the date of grant.  The Director Plan was terminated as to future grants on May 13, 2004, with shareholder approval of the Incentive Plan. The Director Plan had no options outstanding since 2014 and the total intrinsic value of stock options exercised in 2014 was $5.1 million.

Stock-based compensation expense

Stock-based compensation expense consists of the following:

(In millions)	For the Years Ended December 31,
	2016	2015	2014
Restricted stock	$2.8	$3.2	$3.3
Restricted stock units	4.6	9.2	12.0
Total	$7.4	$12.4	$15.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

While the stock-based awards are often expected to vest in equal, annual installments over the corresponding requisite service periods of the grants, the related stock-based compensation expense is not recognized on a straight-line basis over the same periods.  Each installment is accounted for as a separate award and as a result, the fair value of each installment is recognized as stock-based compensation expense on a straight-line basis over the related expected vesting period.  Assuming performance targets are achieved in the periods currently estimated, we expect to recognize the remaining expense for stock-based awards outstanding as of December 31, 2016 over a weighted average period of 2.7 years, as follows:

(In millions)
For the Years Ended December 31,	Restricted Stock Units	Restricted Stock	Total Projected Expense
2017	$2.5	$2.0	$4.5
2018	1.7	1.5	3.2
2019	1.1	1.2	2.3
2020	0.8	1.0	1.8
2021	0.4	0.9	1.3
Thereafter	0.1	2.5	2.6
Total	$6.6	$9.1	$15.7

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

Geographic Information

For the three years ended December 31, 2016, 2015 and 2014, all of our revenues were derived from the United States.  As of December 31, 2016 and 2015, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of offering automobile dealers financing programs that enable them to sell vehicles to consumers, regardless of their credit history, through our nationwide network of Dealers.  We also provide Dealers the ability to offer or purchase ancillary products on vehicles financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during 2016, 2015, or 2014.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2016 or 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

16.           COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Matters

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fines and statutory penalties.  The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the repossession and sale of consumers' vehicles and other debt collection activities.  As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers.  We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement.  Many of these cases are filed as purported class actions and seek damages in large dollar amounts.  Current actions to which we are a party include the following matters.

On November 7, 2016, we received a civil investigative demand from the Federal Trade Commission seeking information on the Company’s polices, practices and procedures in allowing car dealers to use GPS Starter Interrupters on consumer vehicles. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)

Lease Commitments

We lease office space and office equipment.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense on all operating leases was $1.5 million for 2016, 2015 and 2014, respectively.  Contingent rentals under the operating leases were insignificant. Our total minimum future lease commitments under operating leases as of December 31, 2016 are as follows:

(In millions)
Year	Minimum Future Lease Commitments
2017	$1.9
2018	1.3
2019	1.0
2020	1.0
2021	0.5
Total	$5.7

17.    QUARTERLY FINANCIAL DATA (unaudited)

The following quarterly financial data for the years ended December 31, 2016 and 2015 has been prepared in accordance with GAAP:

(In millions, except per share data)	2016
	Quarters Ended
Income Statement Data	March 31	June 30	September 30	December 31
Revenue	$227.9	$238.5	$246.6	$256.2
Income before provision for income taxes	118.4	134.7	136.5	141.6
Net income	74.4	84.9	85.9	87.6
Net income per share (1):
Basic	$3.64	$4.17	$4.22	$4.35
Diluted	$3.63	$4.17	$4.21	$4.33

(In millions, except per share data)	2015
	Quarters Ended
Income Statement Data	March 31	June 30	September 30	December 31
Revenue	$194.2	$203.1	$210.2	$217.8
Income before provision for income taxes	113.3	117.4	117.9	125.9
Net income	71.5	74.2	74.0	80.0
Net income per share (1):
Basic	$3.42	$3.54	$3.53	$3.86
Diluted	$3.41	$3.54	$3.53	$3.84

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, we used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we believe that as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2016 and their report dated February 10, 2017 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Credit Acceptance Corporation

We have audited the internal control over financial reporting of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 10, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 10, 2017

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

Our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 17, 2012, provides for the granting of restricted stock, restricted stock units and stock options to team members, officers, and directors. As of December 31, 2016, there were no options issued or outstanding under the Incentive Plan.

The following table sets forth (1) the number of shares of common stock to be issued upon the exercise of outstanding options or restricted stock units, (2) the weighted average exercise price of outstanding options, if applicable, and (3) the number of shares remaining available for future issuance, as of December 31, 2016:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (a)
Equity compensation plan approved by shareholders:
Incentive Plan	455,823	—	235,663

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

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2016 and 2015
— Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
— Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014
— Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
(2)
Financial Statement Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)	The Exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION

By:	/s/ BRETT A. ROBERTS
Brett A. Roberts
Chief Executive Officer
(Principal Executive Officer)
Date:	February 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 10, 2017 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ BRETT A. ROBERTS	Chief Executive Officer and Director
Brett A. Roberts	(Principal Executive Officer)

/s/ KENNETH S. BOOTH	Chief Financial Officer
Kenneth S. Booth	(Principal Financial Officer and Principal Accounting Officer)

/s/ THOMAS N. TRYFOROS	Lead Director
Thomas N. Tryforos

/s/ GLENDA J. FLANAGAN	Director
Glenda J. Flanagan

/s/ SCOTT J. VASSALLUZZO	Director
Scott J. Vassalluzzo

EXHIBIT INDEX

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below.  Exhibits not required for this report have been omitted.  Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended July 1, 1997 (incorporated by reference to an exhibit to the Company's Form 10-Q for the quarterly period ended June 30, 1997)
3.2	Amended and Restated Bylaws of the Company, as amended February 24, 2005 (incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
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

4.12
Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 9, 2013, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.13
Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of January 15, 2014, by and among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the Banks (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.14
Indenture, dated as of January 22, 2014, among Credit Acceptance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 27, 2014)

4.15
Amendment No. 1 to Fifth Amended and Restated Loan and Security Agreement, dated as of December 2, 2013, among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.16
Amendment No. 1 to the Third Amended and Restated Sale and Contribution Agreement, dated as of December 2, 2013 between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.17
Second Amendment to Loan and Security Agreement, dated as of December 4, 2013, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.18
First Amendment to Amended and Restated Sale and Contribution Agreement, dated as of December 4, 2013, between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

4.19
Indenture dated as of April 16, 2014, between Credit Acceptance Auto Loan Trust 2014-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.20
Sale and Servicing Agreement dated as of April 16, 2014 among the Company, Credit Acceptance Auto Loan Trust 2014-1, Credit Acceptance Funding LLC 2014-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.21
Backup Servicing Agreement dated as of April 16, 2014, among the Company, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Auto Loan Trust 2014-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.22
Amended and Restated Trust Agreement dated as of April 16, 2014, between Credit Acceptance Funding LLC 2014-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.23
Sale and Contribution Agreement dated as of April 16, 2014, between the Company and Credit Acceptance Funding LLC 2014-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated April 22, 2014)

4.24
Sixth Amended and Restated Credit Agreement, dated as of June 23, 2014, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 25, 2014)

4.25
Second Amendment to the Fifth Amended and Restated Loan and Security Agreement dated as of July 18, 2014 among the Company, CAC Warehouse Funding Corporation II, Variable Funding Capital Company LLC, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated July 23, 2014)

4.26
First Amendment to the Amended and Restated Backup Servicing Agreement dated as of July 18, 2014 among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated July 23, 2014).

4.27
Loan and Security Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 18, 2014)

4.28
Backup Servicing Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 18, 2014)

4.29
Contribution Agreement, dated as of September 15, 2014, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 18, 2014)

4.30
Indenture, dated as of September 25, 2014, between Credit Acceptance Auto Loan Trust 2014-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.31
Sale and Servicing Agreement, dated as of September 25, 2014, among the Company, Credit Acceptance Auto Loan Trust 2014-2, Credit Acceptance Funding LLC 2014-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.32
Backup Servicing Agreement, dated as of September 25, 2014, among the Company, Credit Acceptance Funding LLC 2014-2, Credit Acceptance Auto Loan Trust 2014-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.33
Amended and Restated Trust Agreement, dated as of September 25, 2014, between Credit Acceptance Funding LLC 2014-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.34
Sale and Contribution Agreement, dated as of September 25, 2014, between the Company and Credit Acceptance Funding LLC 2014-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2014)

4.35
Indenture dated as of January 29, 2015, between Credit Acceptance Auto Loan Trust 2015-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.36
Sale and Servicing Agreement dated as of January 29, 2015, among the Company, Credit Acceptance Auto Loan Trust 2015-1, Credit Acceptance Funding LLC 2015-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.37
Backup Servicing Agreement dated as of January 29, 2015, among the Company, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Auto Loan Trust 2015-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.38
Amended and Restated Trust Agreement dated as of January 29, 2015, between Credit Acceptance Funding LLC 2015-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.39
Sale and Contribution Agreement dated as of January 29, 2015, between the Company and Credit Acceptance Funding LLC 2015-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 3, 2015)

4.40
Indenture, dated as of March 30, 2015, among Credit Acceptance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated March 30, 2015)

4.41
Registration Rights Agreement, dated March 30, 2015, among Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of the Company’s 7.375% Senior Notes due 2023 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated March 30, 2015)

4.42
Third Amendment to Loan and Security Agreement, dated as of May 13, 2015, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated May 13, 2015)

4.43
First Amendment to Backup Servicing Agreement, dated as of May 13, 2015 among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated May 13, 2015)

4.44
Third Amendment to Fifth Amended and Restated Loan and Security Agreement dated as of May 19, 2015 among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K, dated May 19, 2015)

4.45
First Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 11, 2015, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 11, 2015)

4.46
First Amendment to Loan and Security Agreement, dated as of June 11, 2015 among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 11, 2015)

4.47
Indenture dated as of August 20, 2015, between Credit Acceptance Auto Loan Trust 2015-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015)

4.48
Sale and Servicing Agreement dated as of August 20, 2015, among the Company, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Funding LLC 2015-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015)

4.49
Backup Servicing Agreement dated as of August 20, 2015, among the Company, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Auto Loan Trust 2015-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015)

4.50
Amended and Restated Trust Agreement dated as of August 20, 2015, between Credit Acceptance Funding LLC 2015-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015)

4.51
Sale and Contribution Agreement dated as of August 20, 2015, between the Company and Credit Acceptance Funding LLC 2015-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 20, 2015)

4.52
Loan and Security Agreement dated as of September 30, 2015 among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, FSB (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2015)

4.53
Sale and Contribution Agreement dated as of September 30, 2015 between the Company and CAC Warehouse Funding LLC VI (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated September 30, 2015)

4.54
Loan and Security Agreement, dated as of February 26, 2016, among the Company, Credit Acceptance Funding LLC 2016-1, Wells Fargo Bank, National Association and Bank of Montreal (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 26, 2016)

4.55
Backup Servicing Agreement, dated as of February 26, 2016, among the Company, Credit Acceptance Funding LLC 2016-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 26, 2016)

4.56
Sale and Contribution Agreement, dated as of February 26, 2016, between the Company and Credit Acceptance Funding LLC 2016-1 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 26, 2016)

4.57
Indenture, dated as of May 12, 2016, between Credit Acceptance Auto Loan Trust 2016-2 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated May 12, 2016)

4.58
Sale and Servicing Agreement, dated as of May 12, 2016, among the Company, Credit Acceptance Auto Loan Trust 2016-2, Credit Acceptance Funding LLC 2016-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated May 12, 2016)

4.59
Backup Servicing Agreement, dated as of May 12, 2016, among the Company, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Auto Loan Trust 2016-2, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated May 12, 2016)

4.60
Amended and Restated Trust Agreement, dated as of May 12, 2016, between Credit Acceptance Funding LLC 2016-2 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated May 12, 2016)

4.61
Sale and Contribution Agreement, dated as of May 12, 2016, between the Company and Credit Acceptance Funding LLC 2016-2 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated May 12, 2016)

4.62
Second Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 15, 2016, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 15, 2016)

4.63
Sixth Amended and Restated Loan and Security Agreement, dated as of June 23, 2016, among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 23, 2016)

4.64
Fourth Amended and Restated Sale and Contribution Agreement, dated as of June 23, 2016, between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated June 23, 2016)

4.65
Second Amendment to Loan and Security Agreement, dated as of August 18, 2016, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 18, 2016)

4.66
First Amendment to Contribution Agreement, dated as of August 18, 2016, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated August 18, 2016)

4.67
Indenture, dated as of October 27, 2016, between Credit Acceptance Auto Loan Trust 2016-3 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 27, 2016)

4.68
Sale and Servicing Agreement, dated as of October 27, 2016, among the Company, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Funding LLC 2016-3, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 27, 2016)

4.69
Backup Servicing Agreement, dated as of October 27, 2016, among the Company, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Auto Loan Trust 2016-3, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 27, 2016)

4.70
Amended and Restated Trust Agreement, dated as of October 27, 2016, between Credit Acceptance Funding LLC 2016-3 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 27, 2016)

4.71
Sale and Contribution Agreement, dated as of October 27, 2016, between the Company and Credit Acceptance Funding LLC 2016-3 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 27, 2016)

4.72
Amended and Restated Intercreditor Agreement, dated as of October 27, 2016 among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Funding LLC 2014-2, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Auto Loan Trust 2016-2, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Auto Loan Trust 2015-1, Credit Acceptance Auto Loan Trust 2014-2, Credit Acceptance Auto Loan Trust 2014-1, Wells Fargo Bank, National Association, Fifth Third Bank, Bank of Montreal, Flagstar Bank, FSB, and Comerica Bank (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 27, 2016)

10.1
Credit Acceptance Corporation 1992 Stock Option Plan, as amended and restated May 1999 (incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 1999)*

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
10.16
Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, March 26, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, dated April 5, 2012)*

10.17	Form of Credit Acceptance Corporation Restricted Stock Unit Award Agreement (incorporated by reference to an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)*
10.18
Shareholder Agreement, dated as of January 3, 2017, between Credit Acceptance Corporation and Donald A. Foss (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 4, 2017)*

12	Ratio of Earnings to Fixed Charges
21	Schedule of Credit Acceptance Corporation Subsidiaries
23	Consent of Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101(INS)	XBRL Instance Document
101(SCH)	XBRL Taxonomy Extension Schema Document
101(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
101(DEF)	XBRL Taxonomy Extension Definition Linkbase Document
101(LAB)	XBRL Taxonomy Label Linkbase Document
101(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

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