Form 10-Q
period 2017-03-31
CREDIT ACCEPTANCE CORP
filed 2017-05-01
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of Common Stock, par value $0.01, outstanding on April 24, 2017 was 19,392,155.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	March 31, 2017	December 31, 2016
ASSETS:
Cash and cash equivalents	$11.1	$14.6
Restricted cash and cash equivalents	316.7	224.7
Restricted securities available for sale	46.7	45.3
Loans receivable (including $0.0 and $1.4 from affiliates as of March 31, 2017 and December 31, 2016, respectively)	4,474.0	4,207.0
Allowance for credit losses	(338.0)	(320.4)
Loans receivable, net	4,136.0	3,886.6
Property and equipment, net	19.8	18.2
Income taxes receivable	3.2	2.3
Other assets	23.2	26.3
Total Assets	$4,556.7	$4,218.0
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$141.3	$143.9
Revolving secured line of credit	134.1	—
Secured financing	2,229.5	2,062.4
Senior notes	541.7	541.3
Deferred income taxes, net	313.4	273.1
Income taxes payable	32.9	23.6
Total Liabilities	3,392.9	3,044.3
Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 19,392,155 and 19,877,381 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	0.2	0.2
Paid-in capital	132.6	131.7
Retained earnings	1,031.1	1,042.0
Accumulated other comprehensive loss	(0.1)	(0.2)
Total Shareholders' Equity	1,163.8	1,173.7
Total Liabilities and Shareholders' Equity	$4,556.7	$4,218.0

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2017	2016
Revenue:
Finance charges	$238.0	$202.8
Premiums earned	10.1	10.8
Other income	14.7	14.3
Total revenue	262.8	227.9
Costs and expenses:
Salaries and wages	35.5	32.7
General and administrative	13.9	12.1
Sales and marketing	15.1	13.7
Provision for credit losses	20.5	22.1
Interest	27.6	22.1
Provision for claims	6.0	6.8
Total costs and expenses	118.6	109.5
Income before provision for income taxes	144.2	118.4
Provision for income taxes	50.9	44.0
Net income	$93.3	$74.4
Net income per share:
Basic	$4.73	$3.64
Diluted	$4.72	$3.63
Weighted average shares outstanding:
Basic	19,722,491	20,435,201
Diluted	19,772,658	20,485,832

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2017	2016
Net income	$93.3	$74.4
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax	0.1	0.4
Other comprehensive income	0.1	0.4
Comprehensive income	$93.4	$74.8

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$93.3	$74.4
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	20.5	22.1
Depreciation	1.6	1.6
Amortization	2.5	2.2
Provision for deferred income taxes	40.3	3.3
Stock-based compensation	2.5	2.1
Change in operating assets and liabilities:
Decrease in accounts payable and accrued liabilities	(10.1)	(6.3)
Increase in income taxes receivable	(0.9)	(9.8)
Increase in income taxes payable	9.3	—
Decrease in other assets	2.9	2.1
Net cash provided by operating activities	161.9	91.7
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(92.0)	(58.3)
Purchases of restricted securities available for sale	(13.9)	(12.6)
Proceeds from sale of restricted securities available for sale	9.2	11.1
Maturities of restricted securities available for sale	3.4	1.2
Principal collected on Loans receivable	567.0	514.8
Advances to Dealers	(536.9)	(562.7)
Purchases of Consumer Loans	(254.6)	(181.4)
Accelerated payments of Dealer Holdback	(10.2)	(14.8)
Payments of Dealer Holdback	(35.2)	(39.9)
Purchases of property and equipment	(3.2)	(1.7)
Net cash used in investing activities	(366.4)	(344.3)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	622.9	798.7
Repayments under revolving secured line of credit	(488.8)	(820.1)
Proceeds from secured financing	736.0	661.1
Repayments of secured financing	(568.0)	(380.4)
Payments of debt issuance costs	(2.8)	(0.7)
Repurchase of common stock	(105.8)	(40.8)
Excess tax benefits from stock-based compensation plans	—	27.2
Other financing activities	7.5	10.4
Net cash provided by financing activities	201.0	255.4
Net increase (decrease) in cash and cash equivalents	(3.5)	2.8
Cash and cash equivalents, beginning of period	14.6	6.3
Cash and cash equivalents, end of period	$11.1	$9.1
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$34.0	$29.2
Cash paid during the period for income taxes	$1.8	$22.0

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2017 for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 16 of these consolidated financial statements.

2.           DESCRIPTION OF BUSINESS

Since 1972, Credit Acceptance has offered financing programs that enable automobile dealers to sell vehicles to consumers, regardless of their credit history.  Our financing programs are offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our financing programs, but who actually end up qualifying for traditional financing.

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
Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended March 31,
Consumer Loan Assignment Volume	2017	2016
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	96.3%	96.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

We have two programs: the Portfolio Program and the Purchase Program. Under the Portfolio Program, we advance money to Dealers (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans. Under the Purchase Program, we buy the Consumer Loans from the Dealers (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer.  Dealer Loans and Purchased Loans are collectively referred to as “Loans”. The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last five quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2016	82.4%	17.6%	75.6%	24.4%
June 30, 2016	77.8%	22.2%	69.8%	30.2%
September 30, 2016	76.2%	23.8%	68.5%	31.5%
December 31, 2016	76.9%	23.1%	71.1%	28.9%
March 31, 2017	73.3%	26.7%	67.8%	32.2%

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

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering financing programs that enable Dealers to sell vehicles to consumers, regardless of their credit history. The consolidated financial statements reflect the financial results of our one reportable operating segment.

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of March 31, 2017 and December 31, 2016, we had $10.8 million and $14.3 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of March 31, 2017 and December 31, 2016, we had $316.0 million and $224.1 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

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
(UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

Methodology Changes. For the three months ended March 31, 2017 and 2016, we did not make any methodology changes for Loans that had a material impact on our financial statements.

Reinsurance

VSC Re Company (“VSC Re”), our wholly-owned subsidiary, is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealers on vehicles financed by us. VSC Re currently reinsures vehicle service contracts that are offered through one of our third party providers. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less fees and certain administrative costs, are contributed to a trust account controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. VSC Re is a bankruptcy remote entity. As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.

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

New Accounting Updates Not Yet Adopted

Restricted Cash. In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, which amends Topic 230 (Statement of Cash Flows) and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-18 is intended to reduce diversity in practice in how restricted cash or restricted cash equivalents are presented and classified in the statement of cash flows. ASU No. 2016-18 is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of ASU No. 2016-18 on January 1, 2018 will change the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU No. 2015-14 also permits early adoption of ASU No. 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. We plan on adopting ASU 2014-09, as amended by ASU No. 2015-14, on January 1, 2018 using the modified retrospective method and do not believe the adoption will have a material impact on our consolidated financial statements and related disclosures. Given that the guidance is not applicable to our finance charges and premiums earned sources of revenue, our assessment has focused on our other income source of revenue. Based on our assessment completed to date, we do not expect the adoption of ASU 2014-09, as amended by ASU No. 2015-14, to have a material impact on the timing of revenue recognition and financial statement presentation of our other income source of revenue.

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

New Accounting Updates Adopted During the Current Year

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU No. 2016-09, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU No. 2016-09 is effective for fiscal years, and interim periods, beginning after December 15, 2016, with early adoption permitted. The adoption of ASU No. 2016-09 on January 1, 2017 changed where we recognize excess tax benefits and deficiencies from stock-based compensation plans in our consolidated financial statements on a prospective basis. We receive a tax deduction upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount that this tax deduction differs from the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit or deficiency. For periods prior to adoption, these excess tax benefits or deficiencies were recognized in paid-in capital in our consolidated balance sheets and reported as a financing activity in our consolidated statements of cash flows. Upon adoption, these excess tax benefits or deficiencies are recognized in provision for income taxes in our consolidated statements of income and reported as an operating activity in our consolidated statements of cash flows. As a result of the adoption, excess tax benefits of $2.5 million decreased our provision for income taxes, increased our net cash provided by operating activities and decreased our net cash provided by financing activities for the three months ended March 31, 2017.

4.           FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Secured Financing.  The fair value of our Term ABS financings is determined using quoted market prices; however, these instruments trade in a market with a low trading volume.  For our warehouse facilities, the fair values are determined by calculating the present value of each debt instrument based on current rates for debt with similar risk profiles and maturities.

Senior Notes.  The fair value is determined using quoted market prices in an active market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)
	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$11.1	$11.1	$14.6	$14.6
Restricted cash and cash equivalents	316.7	316.7	224.7	224.7
Restricted securities available for sale	46.7	46.7	45.3	45.3
Loans receivable, net	4,136.0	4,208.5	3,886.6	3,955.9
Liabilities
Revolving secured line of credit	$134.1	$134.1	$—	$—
Secured financing	2,229.5	2,246.3	2,062.4	2,072.0
Senior notes	541.7	552.5	541.3	560.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The following table provides the level of measurement used to determine the fair value for each of our financial instruments:

(In millions)
	As of March 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$11.1	$—	$—	$11.1
Restricted cash and cash equivalents	316.7	—	—	316.7
Restricted securities available for sale (1)	37.6	9.1	—	46.7
Loans receivable, net	—	—	4,208.5	4,208.5
Liabilities
Revolving secured line of credit	$—	$134.1	$—	$134.1
Secured financing	—	2,246.3	—	2,246.3
Senior notes	552.5	—	—	552.5

(In millions)
	As of December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$14.6	$—	$—	$14.6
Restricted cash and cash equivalents	224.7	—	—	224.7
Restricted securities available for sale (1)	37.1	8.2	—	45.3
Loans receivable, net	—	—	3,955.9	3,955.9
Liabilities
Secured financing	$—	$2,072.0	$—	$2,072.0
Senior notes	560.5	—	—	560.5

(1)	Measured and recorded at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$18.9	$—	$(0.1)	$18.8
Corporate bonds	18.8	0.1	(0.1)	18.8
Asset-backed securities	6.2	—	—	6.2
Mortgage-backed securities	2.9	—	—	2.9
Total restricted securities available for sale	$46.8	$0.1	$(0.2)	$46.7

(In millions)	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$20.4	$—	$(0.1)	$20.3
Corporate bonds	16.9	0.1	(0.2)	16.8
Asset-backed securities	5.0	—	—	5.0
Mortgage-backed securities	3.2	—	—	3.2
Total restricted securities available for sale	$45.5	$0.1	$(0.3)	$45.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of March 31, 2017
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$14.4	$(0.1)	$—	$—	$14.4	$(0.1)
Corporate bonds	7.9	(0.1)	—	—	7.9	(0.1)
Asset-backed securities	4.3	—	—	—	4.3	—
Mortgage-backed securities	2.9	—	—	—	2.9	—
Total restricted securities available for sale	$29.5	$(0.2)	$—	$—	$29.5	$(0.2)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2016
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$16.4	$(0.1)	$—	$—	$16.4	$(0.1)
Corporate bonds	11.8	(0.2)	—	—	11.8	(0.2)
Asset-backed securities	2.8	—	—	—	2.8	—
Mortgage-backed securities	2.4	—	—	—	2.4	—
Total restricted securities available for sale	$33.4	$(0.3)	$—	$—	$33.4	$(0.3)

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	As of
	March 31, 2017		December 31, 2016
Contractual Maturity	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Within one year	$0.4	$0.4	$1.6	$1.6
Over one year to five years	40.5	40.4	39.3	39.1
Over five years to ten years	3.2	3.2	2.2	2.2
Over ten years	2.7	2.7	2.4	2.4
Total restricted securities available for sale	$46.8	$46.7	$45.5	$45.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of March 31, 2017
	Dealer Loans	Purchased Loans	Total
Loans receivable	$3,326.5	$1,147.5	$4,474.0
Allowance for credit losses	(323.8)	(14.2)	(338.0)
Loans receivable, net	$3,002.7	$1,133.3	$4,136.0

(In millions)	As of December 31, 2016
	Dealer Loans	Purchased Loans	Total
Loans receivable	$3,209.0	$998.0	$4,207.0
Allowance for credit losses	(309.3)	(11.1)	(320.4)
Loans receivable, net	$2,899.7	$986.9	$3,886.6

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended March 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,209.0	$998.0	$4,207.0
New Consumer Loan assignments (1)	536.9	254.6	791.5
Principal collected on Loans receivable	(461.0)	(106.0)	(567.0)
Accelerated Dealer Holdback payments	10.2	—	10.2
Dealer Holdback payments	35.2	—	35.2
Transfers (2)	(1.1)	1.1	—
Write-offs	(3.0)	(0.2)	(3.2)
Recoveries (3)	0.3	—	0.3
Balance, end of period	$3,326.5	$1,147.5	$4,474.0

(In millions)	For the Three Months Ended March 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,823.4	$521.7	$3,345.1
New Consumer Loan assignments (1)	562.7	181.4	744.1
Principal collected on Loans receivable	(450.8)	(64.0)	(514.8)
Accelerated Dealer Holdback payments	14.8	—	14.8
Dealer Holdback payments	39.9	—	39.9
Transfers (2)	(1.4)	1.4	—
Write-offs	(3.2)	—	(3.2)
Recoveries (3)	0.3	—	0.3
Balance, end of period	$2,985.7	$640.5	$3,626.2

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

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans. A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended March 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$982.6	$348.1	$1,330.7
New Consumer Loan assignments (1)	219.7	103.4	323.1
Accretion (2)	(187.8)	(52.4)	(240.2)
Provision for credit losses	17.2	3.3	20.5
Forecast changes	(3.4)	11.5	8.1
Transfers (3)	(0.2)	0.7	0.5
Balance, end of period	$1,028.1	$414.6	$1,442.7

(In millions)	For the Three Months Ended March 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$874.2	$198.6	$1,072.8
New Consumer Loan assignments (1)	234.1	67.3	301.4
Accretion (2)	(173.7)	(31.4)	(205.1)
Provision for credit losses	21.8	0.3	22.1
Forecast changes	(9.6)	2.9	(6.7)
Transfers (3)	(0.2)	0.9	0.7
Balance, end of period	$946.6	$238.6	$1,185.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended March 31, 2017
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$854.5	$551.1	$1,405.6
Expected net cash flows at the time of assignment (2)	756.6	358.0	1,114.6
Fair value at the time of assignment (3)	536.9	254.6	791.5

(In millions)	For the Three Months Ended March 31, 2016
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$890.1	$366.6	$1,256.7
Expected net cash flows at the time of assignment (2)	796.8	248.7	1,045.5
Fair value at the time of assignment (3)	562.7	181.4	744.1

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

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations. For additional information regarding credit quality, see Note 3 to the consolidated financial statements. The following table compares our forecast of Consumer Loan collection rates as of March 31, 2017, with the forecasts as of December 31, 2016 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2017	December 31, 2016	Initial Forecast	December 31, 2016	Initial Forecast
2008	70.4%	70.4%	69.7%	0.0%	0.7%
2009	79.4%	79.4%	71.9%	0.0%	7.5%
2010	77.6%	77.6%	73.6%	0.0%	4.0%
2011	74.7%	74.7%	72.5%	0.0%	2.2%
2012	73.8%	73.7%	71.4%	0.1%	2.4%
2013	73.4%	73.4%	72.0%	0.0%	1.4%
2014	71.7%	71.8%	71.8%	-0.1%	-0.1%
2015	65.8%	66.1%	67.7%	-0.3%	-1.9%
2016	65.3%	65.1%	65.4%	0.2%	-0.1%
2017	64.9%	—	64.0%	—	0.9%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Consumer Loans assigned in 2009 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2008, 2014, 2016 and 2017, actual results have been close to our initial estimates. For the three months ended March 31, 2017, forecasted collection rates improved for Consumer Loans assigned in 2016 and 2017, declined for Consumer Loans assigned in 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

(In millions)	As of March 31, 2017
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,030.5	$678.7	$1,709.2	$2,296.0	$468.8	$2,764.8
Allowance for credit losses	—	—	—	(323.8)	(14.2)	(338.0)
Loans receivable, net	$1,030.5	$678.7	$1,709.2	$1,972.2	$454.6	$2,426.8

(In millions)	As of December 31, 2016
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,002.2	$705.8	$1,708.0	$2,206.8	$292.2	$2,499.0
Allowance for credit losses	—	—	—	(309.3)	(11.1)	(320.4)
Loans receivable, net	$1,002.2	$705.8	$1,708.0	$1,897.5	$281.1	$2,178.6

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended March 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$309.3	$11.1	$320.4
Provision for credit losses	17.2	3.3	20.5
Write-offs	(3.0)	(0.2)	(3.2)
Recoveries (1)	0.3	—	0.3
Balance, end of period	$323.8	$14.2	$338.0

(In millions)	For the Three Months Ended March 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$235.1	$8.5	$243.6
Provision for credit losses	21.8	0.3	22.1
Write-offs	(3.2)	—	(3.2)
Recoveries (1)	0.3	—	0.3
Balance, end of period	$254.0	$8.8	$262.8

(1)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended March 31,
	2017	2016
Net assumed written premiums	$12.3	$11.9
Net premiums earned	10.1	10.8
Provision for claims	6.0	6.8
Amortization of capitalized acquisition costs	0.3	0.2

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	March 31, 2017	December 31, 2016
Trust assets	Restricted cash and cash equivalents	$0.8	$0.5
Trust assets	Restricted securities available for sale	46.7	45.3
Unearned premium	Accounts payable and accrued liabilities	35.0	32.8
Claims reserve (1)	Accounts payable and accrued liabilities	1.0	1.0

(1)	The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

8.           DEBT

Debt consists of the following:

(In millions)	As of March 31, 2017
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$134.1	$—	$—	$134.1
Secured financing (2)	2,240.1	(10.6)	—	2,229.5
Senior notes	550.0	(6.8)	(1.5)	541.7
Total debt	$2,924.2	$(17.4)	$(1.5)	$2,905.3

(In millions)	As of December 31, 2016
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Secured financing (2)	$2,072.1	$(9.7)	$—	$2,062.4
Senior notes	550.0	(7.1)	(1.6)	541.3
Total debt	$2,622.1	$(16.8)	$(1.6)	$2,603.7

(1)	Excludes deferred debt issuance costs of $2.1 million and $2.4 million as of March 31, 2017 and December 31, 2016, respectively, which are included in other assets.

(2)	Warehouse facilities and asset-backed secured financings ("Term ABS").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

General information for each of our financing transactions in place as of March 31, 2017 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of March 31, 2017
Revolving Secured Line of Credit	n/a	06/22/2019		$310.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	06/23/2019	(3)	$400.0	LIBOR plus 225 basis points (2)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	04/30/2018	(3)	$75.0	LIBOR plus 200 basis points (2)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	08/18/2019	(4)	$100.0	LIBOR plus 225 basis points (2)
Warehouse Facility VI (1)	CAC Warehouse Funding LLC VI	09/30/2018	(3)	$75.0	LIBOR plus 200 basis points
Term ABS 2014-1 (1)	Credit Acceptance Funding LLC 2014-1	04/15/2016	(3)	$299.0	Fixed rate
Term ABS 2014-2 (1)	Credit Acceptance Funding LLC 2014-2	09/15/2016	(3)	$349.0	Fixed rate
Term ABS 2015-1 (1)	Credit Acceptance Funding LLC 2015-1	01/16/2017	(3)	$300.6	Fixed rate
Term ABS 2015-2 (1)	Credit Acceptance Funding LLC 2015-2	08/15/2017	(3)	$300.2	Fixed rate
Term ABS 2016-1 (1)	Credit Acceptance Funding LLC 2016-1	02/15/2018	(3)	$385.0	LIBOR plus 195 basis points (2)
Term ABS 2016-2 (1)	Credit Acceptance Funding LLC 2016-2	05/15/2018	(3)	$350.2	Fixed rate
Term ABS 2016-3 (1)	Credit Acceptance Funding LLC 2016-3	10/15/2018	(3)	$350.0	Fixed rate
Term ABS 2017-1 (1)	Credit Acceptance Funding LLC 2017-1	02/15/2019	(3)	$350.0	Fixed rate
2021 Senior Notes	n/a	02/15/2021		$300.0	Fixed rate
2023 Senior Notes	n/a	03/15/2023		$250.0	Fixed rate

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(3)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on August 18, 2021 will be due on that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended March 31,
	2017	2016
Revolving Secured Line of Credit
Maximum outstanding principal balance	$188.0	$186.4
Average outstanding principal balance	62.4	56.6
Warehouse Facility II
Maximum outstanding principal balance	$200.1	$200.1
Average outstanding principal balance	4.5	4.4
Warehouse Facility IV
Maximum outstanding principal balance	$12.0	$12.0
Average outstanding principal balance	12.0	12.0
Warehouse Facility V
Maximum outstanding principal balance	$100.0	$40.0
Average outstanding principal balance	2.2	0.9
Warehouse Facility VI
Maximum outstanding principal balance	$49.9	$14.7
Average outstanding principal balance	1.1	8.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2017	December 31, 2016
Revolving Secured Line of Credit
Principal balance outstanding	$134.1	$—
Amount available for borrowing (1)	175.9	310.0
Interest rate	2.86%	—%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.6	1.5
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$12.0	$12.0
Amount available for borrowing (1)	63.0	63.0
Loans pledged as collateral	20.1	23.0
Restricted cash and cash equivalents pledged as collateral	1.1	0.9
Interest rate	2.98%	2.77%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.2	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	0.2	0.1
Interest rate	—%	—%
Term ABS 2014-1
Principal balance outstanding	$45.5	$106.5
Loans pledged as collateral	268.3	307.2
Restricted cash and cash equivalents pledged as collateral	33.7	28.3
Interest rate	2.29%	2.02%
Term ABS 2014-2
Principal balance outstanding	$191.4	$267.6
Loans pledged as collateral	369.9	413.9
Restricted cash and cash equivalents pledged as collateral	41.7	34.9
Interest rate	2.19%	2.10%
Term ABS 2015-1
Principal balance outstanding	$255.8	$300.6
Loans pledged as collateral	343.6	374.5
Restricted cash and cash equivalents pledged as collateral	35.8	29.6
Interest rate	2.30%	2.26%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2015-2
Principal balance outstanding	$300.2	$300.2
Loans pledged as collateral	367.0	372.6
Restricted cash and cash equivalents pledged as collateral	36.2	28.1
Interest rate	2.63%	2.63%
Term ABS 2016-1
Principal balance outstanding	$385.0	$385.0
Loans pledged as collateral	465.6	474.0
Restricted cash and cash equivalents pledged as collateral	45.2	34.8
Interest rate	2.86%	2.65%
Term ABS 2016-2
Principal balance outstanding	$350.2	$350.2
Loans pledged as collateral	443.4	490.7
Restricted cash and cash equivalents pledged as collateral	41.8	34.4
Interest rate	2.83%	2.83%
Term ABS 2016-3
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	480.0	489.6
Restricted cash and cash equivalents pledged as collateral	39.7	30.6
Interest rate	2.53%	2.53%
Term ABS 2017-1
Principal balance outstanding	$350.0	$—
Loans pledged as collateral	476.5	—
Restricted cash and cash equivalents pledged as collateral	37.7	—
Interest rate	2.78%	—%
2021 Senior Notes
Principal balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Principal balance outstanding	$250.0	$250.0
Interest rate	7.375%	7.375%

(1)	Availability may be limited by the amount of assets pledged as collateral.

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

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term ABS 2016-1, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2016-1 transaction pledged the Loans to institutional lenders. The Term ABS 2014-1, 2014-2, 2015-1, 2015-2, 2016-2, 2016-3 and 2017-1 transactions each consist of three classes of notes. The Class C Notes for Term ABS 2014-1 and 2014-2 do not bear interest and have been retained by us.

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

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	24 month Revolving Period
Term ABS 2014-1	April 16, 2014	$374.7	Through April 15, 2016
Term ABS 2014-2	September 25, 2014	$437.6	Through September 15, 2016
Term ABS 2015-1	January 29, 2015	$375.9	Through January 16, 2017
Term ABS 2015-2	August 20, 2015	$375.5	Through August 15, 2017
Term ABS 2016-1	February 26, 2016	$481.4	Through February 15, 2018
Term ABS 2016-2	May 12, 2016	$437.8	Through May 15, 2018
Term ABS 2016-3	October 27, 2016	$437.8	Through October 15, 2018
Term ABS 2017-1	February 23, 2017	$437.8	Through February 15, 2019

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

Debt Covenants

As of March 31, 2017, we were in compliance with our covenants under the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of March 31, 2017, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

9.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of March 31, 2017 and December 31, 2016:

(Dollars in millions)
As of March 31, 2017
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	06/2016	12/2017	$325.0	5.50%
75.0	Warehouse Facility IV	Cap Floating Rate	04/2016	04/2019	75.0	5.50%
100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%
385.0	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	385.0	5.00%

(Dollars in millions)
As of December 31, 2016
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	06/2016	12/2017	$325.0	5.50%

75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	18.8	5.50%
		Cap Floating Rate	04/2016	04/2019	56.2	5.50%
					75.0

100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%
385.0	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	385.0	5.00%

(1)	Rate excludes the spread over the LIBOR rate.

The interest rate caps have not been designated as hedging instruments. As of March 31, 2017 and December 31, 2016, the interest rate caps had a fair value of less than $0.1 million as the capped rates were significantly above market rates.

10.           RELATED PARTY TRANSACTIONS

In the normal course of our business, affiliated Dealers assigned Consumer Loans to us under the Portfolio and Purchase Programs.  Dealer Loans and Purchased Loans with affiliated Dealers were on the same terms as those with non-affiliated Dealers. Affiliated Dealers were comprised of Dealers owned or controlled by: (1) Donald Foss, our founder, significant shareholder and former Chairman of the Board; and (2) a member of Mr. Foss’s immediate family.

On January 3, 2017, Mr. Foss retired as officer, director and employee of the Company and entered into a shareholder agreement with the Company. Under the shareholder agreement, Mr. Foss agreed, until the final adjournment of the tenth annual meeting of shareholders held by the Company after the date of the shareholder agreement, to cause all shares of the Company beneficially owned by him or any of his affiliates or associates to be voted in accordance with the recommendation of the Company’s Board of Directors with respect to election and removal of directors, certain routine matters and any other proposal to be submitted to the Company’s shareholders with respect to any extraordinary transaction providing for the acquisition of all of the Company’s outstanding common stock. As a result, effective January 3, 2017, we no longer consider the remaining Dealers owned or controlled by Mr. Foss or a member of Mr. Foss’s immediate family to be affiliated with us while Mr. Foss’s voting interests in the Company are subject to the voting restrictions under the shareholder agreement and accordingly, we have excluded these Dealers from the affiliated amounts reported effective January 3, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Affiliated Dealer Loan balances were $0.0 million and $1.4 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, affiliated Dealer Loan balances were 0.0% of total consolidated Dealer Loan balances. A summary of related party Loan activity is as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2017		2016
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$—	—%	$0.7	0.4%
New Consumer Loan assignments (1)	—	—%	4.6	0.6%
Accelerated Dealer Holdback payments	—	—%	0.1	0.9%
Dealer Holdback payments	—	—%	0.3	0.8%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

11.         INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended March 31,
	2017	2016
U.S. federal statutory rate	35.0%	35.0%
State income taxes	1.7%	1.9%
Excess tax benefits from stock-based compensation plans	-1.6%	—%
Other	0.2%	0.3%
Effective tax rate	35.3%	37.2%

The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to the adoption of ASU No. 2016-09 on January 1, 2017, which changed where we recognize excess tax benefits and deficiencies from stock-based compensation plans in our consolidated financial statements on a prospective basis. We receive a tax deduction upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount that this tax deduction differs from the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit or deficiency. For the three months ended March 31, 2017, excess tax benefits of $2.5 million were recognized in provision for income taxes, thus reducing our effective tax rate. For the three months ended March 31, 2016, excess tax benefits of $27.2 million were recognized in paid-in capital in our consolidated balance sheets, which had no impact on our effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended March 31,
	2017	2016
Weighted average shares outstanding:
Common shares	19,482,378	20,029,886
Vested restricted stock units	240,113	405,315
Basic number of weighted average shares outstanding	19,722,491	20,435,201
Dilutive effect of restricted stock and restricted stock units	50,167	50,631
Dilutive number of weighted average shares outstanding	19,772,658	20,485,832

For the three months ended March 31, 2017 and 2016, there were 8,481 and 7,544 restricted shares, respectively, that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive.

13.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three months ended March 31, 2017 and 2016:

(Dollars in millions)	For the Three Months Ended March 31,
	2017		2016
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	506,843	$101.4	45,300	$7.6
Other (2)	21,680	4.4	170,668	33.2
Total	528,523	$105.8	215,968	$40.8

(1)
Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On February 13, 2017, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of March 31, 2017, we had authorization to repurchase 857,945 shares of our common stock.

(2)
Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended March 31,
	2017	2016
Restricted stock	$0.7	$0.7
Restricted stock units	1.8	1.4
Total	$2.5	$2.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

15.        COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Matters

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fines and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the repossession and sale of consumers' vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement. The damages, fines and penalties that may be claimed by consumers, regulatory agencies or Dealers in these types of matters can be substantial.  The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions. An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity and results of operations. The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

16.        SUBSEQUENT EVENTS

On April 28, 2017, we increased the financing amount on Warehouse Facility IV from $75.0 million to $100.0 million and extended the date on which the facility will cease to revolve from April 30, 2018 to April 30, 2020. The interest rate on borrowings under the facility increased from LIBOR plus 200 basis points to LIBOR plus 225 basis points. There were no other material changes to the terms of the facility.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2016 Annual Report on Form 10-K, as well as Item 1 - Financial Statements, of this Form 10-Q, which is incorporated herein by reference.

Overview

We offer financing programs that enable automobile dealers to sell vehicles to consumers, regardless of their credit history. Our financing programs are offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our financing programs, but who actually end up qualifying for traditional financing.

For the three months ended March 31, 2017, consolidated net income was $93.3 million, or $4.72 per diluted share, compared to $74.4 million, or $3.63 per diluted share, for the same period in 2016. The increase in consolidated net income for the three months ended March 31, 2017 was primarily due to an increase in the average balance of our Loan portfolio, partially offset by a decline in Consumer Loan performance throughout 2016.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of March 31, 2017, with the forecasts as of December 31, 2016 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2017	December 31, 2016	Initial Forecast	December 31, 2016	Initial Forecast
2008	70.4%	70.4%	69.7%	0.0%	0.7%
2009	79.4%	79.4%	71.9%	0.0%	7.5%
2010	77.6%	77.6%	73.6%	0.0%	4.0%
2011	74.7%	74.7%	72.5%	0.0%	2.2%
2012	73.8%	73.7%	71.4%	0.1%	2.4%
2013	73.4%	73.4%	72.0%	0.0%	1.4%
2014	71.7%	71.8%	71.8%	-0.1%	-0.1%
2015	65.8%	66.1%	67.7%	-0.3%	-1.9%
2016	65.3%	65.1%	65.4%	0.2%	-0.1%
2017	64.9%	—	64.0%	—	0.9%

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

Consumer Loans assigned in 2009 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2008, 2014, 2016 and 2017, actual results have been close to our initial estimates. For the three months ended March 31, 2017, forecasted collection rates improved for Consumer Loans assigned in 2016 and 2017, declined for Consumer Loans assigned in 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The dollar amount of changes in forecasted collections, net of changes in forecasted Dealer Holdback payments is as follows:

(In millions)	For the Three Months Ended March 31,
Increase (decrease) in forecasted net cash flows	2017	2016
Dealer Loans	$(3.4)	$(9.6)
Purchased Loans	11.5	2.9
Total Loans	$8.1	$(6.7)

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2008	$14,518	$6,479	42
2009	12,689	5,565	38
2010	14,480	6,473	41
2011	15,686	7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	19,416	8,337	54

(1)	Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2017. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2017
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2008	70.4%	44.6%	25.8%	99.6%
2009	79.4%	43.9%	35.5%	99.6%
2010	77.6%	44.7%	32.9%	99.2%
2011	74.7%	45.5%	29.2%	98.4%
2012	73.8%	46.3%	27.5%	97.2%
2013	73.4%	47.6%	25.8%	91.7%
2014	71.7%	47.7%	24.0%	79.5%
2015	65.8%	44.5%	21.3%	56.8%
2016	65.3%	43.8%	21.5%	25.2%
2017	64.9%	42.9%	22.0%	2.6%

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

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age. For 2013 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections. Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

The spread between the forecasted collection rate and the advance rate has ranged from 21.3% to 35.5% over the last 10 years. The spread was at the high end of this range in 2009 and 2010, when the competitive environment was unusually favorable, and much lower during other years (2014 through 2017) when competition was more intense. The decline in the advance rate from 2016 to 2017 reflects the lower initial forecast on Consumer Loan assignments received in 2017, partially offset by an increase in Purchased Loans as a percentage of total unit volume. The increase in the spread from 2016 to 2017 was the result of the performance of 2017 Consumer Loans, which exceeded our initial estimates, partially offset by a change in the mix of Consumer Loan assignments received during 2017, including an increase in Purchased Loans as a percentage of total unit volume.

The following table compares our forecast of Consumer Loan collection rates as of March 31, 2017 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of			Forecasted Collection Percentage as of
Consumer Loan Assignment Year	March 31, 2017	Initial Forecast	Variance	March 31, 2017	Initial Forecast	Variance
2008	70.8%	70.2%	0.6%	69.8%	68.8%	1.0%
2009	79.4%	72.1%	7.3%	79.6%	70.5%	9.1%
2010	77.7%	73.6%	4.1%	77.5%	73.1%	4.4%
2011	74.7%	72.4%	2.3%	75.2%	72.7%	2.5%
2012	73.8%	71.3%	2.5%	73.9%	71.4%	2.5%
2013	73.5%	72.1%	1.4%	73.1%	71.6%	1.5%
2014	71.6%	71.9%	-0.3%	72.6%	70.9%	1.7%
2015	65.0%	67.5%	-2.5%	70.0%	68.5%	1.5%
2016	64.3%	65.1%	-0.8%	68.1%	66.5%	1.6%
2017	64.5%	63.7%	0.8%	65.9%	64.5%	1.4%

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of March 31, 2017 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2008	70.8%	43.3%	27.5%	69.8%	46.7%	23.1%
2009	79.4%	43.4%	36.0%	79.6%	45.3%	34.3%
2010	77.7%	44.4%	33.3%	77.5%	46.2%	31.3%
2011	74.7%	45.2%	29.5%	75.2%	47.4%	27.8%
2012	73.8%	46.1%	27.7%	73.9%	47.6%	26.3%
2013	73.5%	47.1%	26.4%	73.1%	49.8%	23.3%
2014	71.6%	47.2%	24.4%	72.6%	51.3%	21.3%
2015	65.0%	43.4%	21.6%	70.0%	50.1%	19.9%
2016	64.3%	42.1%	22.2%	68.1%	48.5%	19.6%
2017	64.5%	41.6%	22.9%	65.9%	46.2%	19.7%

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

The spread on Dealer Loans increased from 22.2% in 2016 to 22.9% in 2017 as a result of the performance of 2017 Consumer Loans in our Dealer Loan portfolio, which exceeded our initial estimates, while those assigned to us in 2016 declined from our initial estimates, partially offset by a change in the mix of Consumer Loan assignments.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.5 to 1 as of March 31, 2017. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2016	21.1%	18.8%
June 30, 2016	15.1%	27.6%
September 30, 2016	12.0%	33.4%
December 31, 2016	-5.6%	7.8%
March 31, 2017	-6.6%	6.4%

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

Unit volume declined 6.6% while dollar volume grew 6.4% during the first quarter of 2017 as the number of active Dealers grew 4.8% while average volume per active Dealer declined 11.0%. Dollar volume grew while unit volume declined during the first quarter of 2017 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to an increase in the average initial loan term and an increase in Purchased Loans as a percentage of total unit volume, partially offset by a decrease in the average advance rate due to a decrease in the average initial forecast of the Consumer Loans assigned.

Our progress in growing unit volumes has slowed considerably over the last five quarters. For the most recent two quarters, unit volumes declined as compared to the same periods of the prior year. This trend reflects the difficulty of growing the number of active dealers fast enough to offset the impact of the competitive environment on attrition and per dealer volumes. In addition, in response to the decline in forecasted collection rates experienced in 2016, we adjusted our initial collection forecasts downward during 2016. While the adjustments have been modest, we believe these adjustments have had an adverse impact on unit volumes.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2017	2016	% Change
Consumer Loan unit volume	94,809	101,551	-6.6%
Active Dealers (1)	7,851	7,488	4.8%
Average volume per active Dealer	12.1	13.6	-11.0%

Consumer Loan unit volume from Dealers active both periods	72,288	82,794	-12.7%
Dealers active both periods	4,945	4,945	-
Average volume per Dealers active both periods	14.6	16.7	-12.7%

Consumer Loan unit volume from Dealers not active both periods	22,521	18,757	20.1%
Dealers not active both periods	2,906	2,543	14.3%
Average volume per Dealers not active both periods	7.7	7.4	4.1%

       (1)      Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2017	2016	% Change
Consumer Loan unit volume from new Dealers	4,949	5,742	-13.8%
New active Dealers (1)	965	1,043	-7.5%
Average volume per new active Dealers	5.1	5.5	-7.3%

Attrition (2)	-18.5%	-12.9%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

(2)
Attrition is measured according to the following formula:  decrease in Consumer Loan unit volume from Dealers who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last five quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2016	82.4%	17.6%	75.6%	24.4%
June 30, 2016	77.8%	22.2%	69.8%	30.2%
September 30, 2016	76.2%	23.8%	68.5%	31.5%
December 31, 2016	76.9%	23.1%	71.1%	28.9%
March 31, 2017	73.3%	26.7%	67.8%	32.2%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of March 31, 2017 and December 31, 2016, the net Dealer Loans receivable balance was 72.6% and 74.6%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenue:
Finance charges	$238.0	$202.8	$35.2	17.4%
Premiums earned	10.1	10.8	(0.7)	-6.5%
Other income	14.7	14.3	0.4	2.8%
Total revenue	262.8	227.9	34.9	15.3%
Costs and expenses:
Salaries and wages (1)	35.5	32.7	2.8	8.6%
General and administrative (1)	13.9	12.1	1.8	14.9%
Sales and marketing (1)	15.1	13.7	1.4	10.2%
Provision for credit losses	20.5	22.1	(1.6)	-7.2%
Interest	27.6	22.1	5.5	24.9%
Provision for claims	6.0	6.8	(0.8)	-11.8%
Total costs and expenses	118.6	109.5	9.1	8.3%
Income before provision for income taxes	144.2	118.4	25.8	21.8%
Provision for income taxes	50.9	44.0	6.9	15.7%
Net income	$93.3	$74.4	$18.9	25.4%
Net income per share:
Basic	$4.73	$3.64	$1.09	29.9%
Diluted	$4.72	$3.63	$1.09	30.0%
Weighted average shares outstanding:
Basic	19,722,491	20,435,201	(712,710)	-3.5%
Diluted	19,772,658	20,485,832	(713,174)	-3.5%

(1) Operating expenses	$64.5	$58.5	$6.0	10.3%

Finance Charges. The increase of $35.2 million, or 17.4%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2017	2016	Change
Average net Loans receivable balance	$3,980.3	$3,210.0	$770.3
Average yield on our Loan portfolio	23.9%	25.3%	-1.4%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2017:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2017
Due to an increase in the average net Loans receivable balance	$48.7
Due to a decrease in the average yield	(13.5)
Total increase in finance charges	$35.2

The increase in the average net Loans receivable balance was primarily due to the year-over-year growth in Consumer Loan assignment volume in recent years. The average yield on our Loan portfolio for the three months ended March 31, 2017 decreased as compared to the same period in 2016 due to lower yields on more recent Consumer Loan assignments.

Premiums Earned.  The decrease of $0.7 million, or 6.5%, was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we have experienced year-over-year growth in Consumer Loan assignment volume in recent years, the percentage of Consumer Loan assignments with reinsured vehicle service contracts has declined.

Operating Expenses.  The increase of $6.0 million, or 10.3%, was primarily due to the following:

•
An increase in salaries and wages expense of $2.8 million, or 8.6%, primarily related to an increase in the number of team members, including increases of $2.2 million for our servicing function and $0.6 million for our originations function.

•	An increase in general and administrative expense of $1.8 million, or 14.9%, primarily as a result of an increase in legal fees.

•	An increase in sales and marketing expense of $1.4 million, or 10.2%, primarily due to an increase in the size of our sales force.

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

During the three months ended March 31, 2017, overall Consumer Loan performance was generally consistent with our expectations at the start of the period, resulting in a provision for credit losses of $20.5 million for the three months ended March 31, 2017, of which $17.2 million related to Dealer Loans and $3.3 million related to Purchased Loans. During the three months ended March 31, 2016, overall Consumer Loan performance declined from our expectations at the start of the period, resulting in a provision for credit losses of $22.1 million for the three months ended March 31, 2016, of which $21.8 million related to Dealer Loans and $0.3 million related to Purchased Loans.

Interest.  The increase of $5.5 million, or 24.9%, as compared to the same period in 2016. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended March 31, 2017 and 2016:

(Dollars in millions)	For the Three Months Ended March 31,
	2017	2016
Interest expense	$27.6	$22.1
Average outstanding debt principal balance (1)	2,749.9	2,210.8
Average cost of debt	4.0%	4.0%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

The increase in interest expense was due to an increase in the average outstanding debt principal balance due to debt proceeds used to fund the growth in Consumer Loan assignment volume and stock repurchases.

Provision for Claims.  The decrease of $0.8 million, or 11.8%, was due to a decrease in claims paid per reinsured vehicle service contract and a decrease in the size of our reinsurance portfolio.

Provision for Income Taxes.  For the three months ended March 31, 2017, the effective tax rate decreased to 35.3% from 37.2% in the same period in 2016. The decrease was primarily due to the adoption of new accounting guidance on January 1, 2017, which reduced our current year provision for income taxes by $2.5 million for tax benefits related to our stock-based compensation plans. For additional information, see Note 3 and Note 11 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of March 31, 2017. For information regarding these financings and the covenants included in the related documents, see Note 8 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

On February 23, 2017, we completed a $350.0 million Term ABS financing which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 3.1% (including the initial purchaser’s fees and other costs) and it will revolve for 24 months after which it will amortize based upon the cash flows on the contributed Loans.

Cash and cash equivalents as of March 31, 2017 and December 31, 2016 was $11.1 million and $14.6 million, respectively.  As of March 31, 2017 and December 31, 2016, we had $813.9 million and $948.0 million in unused and available lines of credit, respectively. Our total balance sheet indebtedness increased $301.6 million to $2,905.3 million as of March 31, 2017 from $2,603.7 million as of December 31, 2016 primarily due to the growth in new Consumer Loan assignments.

Contractual Obligations

A summary of our scheduled principal debt maturities as of March 31, 2017 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2017	$562.9
2018	821.4
2019	931.5
2020	58.4
2021	300.0
Over five years	250.0
Total	$2,924.2

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2016, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

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

•	Reliance on our outsourced business functions could adversely affect our business.

•	Our ability to hire and retain foreign information technology personnel could be hindered by immigration restrictions.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2016 Annual Report on Form 10-K.

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

PART II. - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fines and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the repossession and sale of consumers’ vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement. The damages, fines and penalties that may be claimed by consumers, regulatory agencies or Dealers in these types of matters can be substantial.  The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions. An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity and results of operations.

For a description of significant litigation to which we are a party, see Note 15 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended March 31, 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2017	475	(2)	$206.45	—	364,788
February 1 to February 28, 2017	460,679	(3)	199.46	446,344	918,444
March 1 to March 31, 2017	67,369	(4)	204.60	60,499	857,945
	528,523		$200.12	506,843

(1)
On November 23, 2015, our board of directors authorized the repurchase by us from time to time in the open market or in privately negotiated transactions of up to one million shares of our common stock (the “November 2015 Authorization”). The November 2015 Authorization, which was announced on November 24, 2015, did not have a specified expiration date. The November 2015 Authorization expired during the period covered by this table as a result of the authorized number of shares under the November 2015 Authorization having been repurchased. On February 13, 2017, our board of directors authorized the repurchase by us from time to time in the open market or in privately negotiated transactions of up to one million shares of our common stock (the "February 2017 Authorization"). The February 2017 Authorization, which was announced on February 17, 2017, does not have a specified expiration date.

(2)
Represents shares of common stock released to us by team members as payment of tax withholdings due to us upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

(3)
Amount includes 14,335 shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and the conversion of restricted stock units to common stock.

(4)
Amount includes 6,870 shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and the conversion of restricted stock units to common stock.

ITEM 6.          EXHIBITS

See Index of Exhibits following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 1, 2017

INDEX OF EXHIBITS

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted. Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
4.73
Indenture dated as of February 23, 2017, between Credit Acceptance Auto Loan Trust 2017-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 23, 2017).

4.74
Sale and Servicing Agreement dated as of February 23, 2017 among the Company, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Funding LLC 2017-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 23, 2017).

4.75
Backup Servicing Agreement dated as of February 23, 2017, among the Company, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Auto Loan Trust 2017-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 23, 2017).

4.76
Amended and Restated Trust Agreement dated as of February 23, 2017, between Credit Acceptance Funding LLC 2017-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 23, 2017).

4.77
Sale and Contribution Agreement dated as of February 23, 2017, between the Company and Credit Acceptance Funding LLC 2017-1(incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 23, 2017).

4.78
Amended and Restated Intercreditor Agreement dated February 23, 2017, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Funding LLC 2014-2, Credit Acceptance Funding LLC 2014-1, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Auto Loan Trust 2016-2, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Auto Loan Trust 2015-1, Credit Acceptance Auto Loan Trust 2014-2, Credit Acceptance Auto Loan Trust 2014-1, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 23, 2017).

10.18
Shareholder Agreement, dated as of January 3, 2017, between Credit Acceptance Corporation and Donald A. Foss (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated January 3, 2017). *

10.19	Form of Credit Acceptance Corporation Restricted Stock Unit Award Agreement. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(INS)	XBRL Instance Document.
101(SCH)	XBRL Taxonomy Extension Schema Document.
101(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Management contract or compensatory plan or arrangement.