Form 10-Q
period 2017-09-30
CREDIT ACCEPTANCE CORP
filed 2017-10-30
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The number of shares of Common Stock, $0.01 par value, outstanding on October 23, 2017 was 19,310,211.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	September 30, 2017	December 31, 2016
ASSETS:
Cash and cash equivalents	$4.9	$14.6
Restricted cash and cash equivalents	273.6	224.7
Restricted securities available for sale	46.1	45.3

Loans receivable (including $1.4 from affiliates as of December 31, 2016)	4,827.6	4,207.0
Allowance for credit losses	(376.2)	(320.4)
Loans receivable, net	4,451.4	3,886.6

Property and equipment, net	20.3	18.2
Income taxes receivable	5.5	2.3
Other assets	25.1	26.3
Total Assets	$4,826.9	$4,218.0

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$140.5	$143.9
Revolving secured line of credit	130.5	—
Secured financing	2,327.9	2,062.4
Senior notes	542.4	541.3
Deferred income taxes, net	333.6	273.1
Income taxes payable	0.2	23.6
Total Liabilities	3,475.1	3,044.3

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 19,310,226 and 19,877,381 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	0.2	0.2
Paid-in capital	138.4	131.7
Retained earnings	1,213.2	1,042.0
Accumulated other comprehensive loss	—	(0.2)
Total Shareholders' Equity	1,351.8	1,173.7
Total Liabilities and Shareholders' Equity	$4,826.9	$4,218.0

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Finance charges	$259.4	$223.9	$749.2	$641.9
Premiums earned	10.3	10.7	30.9	32.4
Other income	14.2	12.0	42.6	38.7
Total revenue	283.9	246.6	822.7	713.0
Costs and expenses:
Salaries and wages	33.7	32.4	101.9	95.2
General and administrative	14.2	11.0	42.1	35.7
Sales and marketing	14.2	12.2	43.7	37.8
Provision for credit losses	25.7	22.8	68.0	62.8
Interest	30.5	25.1	88.0	71.5
Provision for claims	5.5	6.6	17.6	20.4
Total costs and expenses	123.8	110.1	361.3	323.4
Income before provision for income taxes	160.1	136.5	461.4	389.6
Provision for income taxes	59.4	50.6	168.3	144.4
Net income	$100.7	$85.9	$293.1	$245.2
Net income per share:
Basic	$5.19	$4.22	$15.01	$12.02
Diluted	$5.19	$4.21	$14.99	$12.01
Weighted average shares outstanding:
Basic	19,407,344	20,379,557	19,528,175	20,398,037
Diluted	19,415,545	20,384,624	19,547,674	20,415,981

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$100.7	$85.9	$293.1	$245.2
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	—	(0.1)	0.2	0.4
Other comprehensive income (loss)	—	(0.1)	0.2	0.4
Comprehensive income	$100.7	$85.8	$293.3	$245.6

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$293.1	$245.2
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	68.0	62.8
Depreciation	4.7	4.7
Amortization	7.5	6.8
Loss on retirement of property and equipment	0.1	0.1
Provision for deferred income taxes	60.5	32.0
Stock-based compensation	8.3	5.6
Change in operating assets and liabilities:
Decrease in accounts payable and accrued liabilities	(2.8)	(0.9)
Decrease (increase) in income taxes receivable	(3.2)	4.6
Increase (decrease) in income taxes payable	(23.4)	2.0
Decrease in other assets	1.8	0.6
Net cash provided by operating activities	414.6	363.5
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(48.9)	(65.4)
Purchases of restricted securities available for sale	(28.0)	(28.3)
Proceeds from sale of restricted securities available for sale	23.0	25.5
Maturities of restricted securities available for sale	4.3	4.5
Principal collected on Loans receivable	1,657.4	1,493.2
Advances to Dealers	(1,467.2)	(1,476.4)
Purchases of Consumer Loans	(686.7)	(589.4)
Accelerated payments of Dealer Holdback	(35.5)	(43.4)
Payments of Dealer Holdback	(100.8)	(109.7)
Purchases of property and equipment	(6.9)	(3.6)
Net cash used in investing activities	(689.3)	(793.0)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	3,076.7	1,280.8
Repayments under revolving secured line of credit	(2,946.2)	(1,253.3)
Proceeds from secured financing	1,664.5	1,433.3
Repayments of secured financing	(1,396.8)	(1,019.0)
Payments of debt issuance costs	(9.1)	(6.3)
Repurchase of common stock	(123.5)	(40.8)
Excess tax benefits from stock-based compensation plans	—	27.2
Other financing activities	(0.6)	7.0
Net cash provided by financing activities	265.0	428.9
Net decrease in cash and cash equivalents	(9.7)	(0.6)
Cash and cash equivalents, beginning of period	14.6	6.3
Cash and cash equivalents, end of period	$4.9	$5.7
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$88.9	$73.5
Cash paid during the period for income taxes	$132.1	$75.2

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2017 for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 16 of these consolidated financial statements.

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
Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consumer Loan Assignment Volume	2017	2016	2017	2016
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.2%	95.4%	95.7%	95.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

We have two programs: the Portfolio Program and the Purchase Program. Under the Portfolio Program, we advance money to Dealers (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans. Under the Purchase Program, we buy the Consumer Loans from the Dealers (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer.  Dealer Loans and Purchased Loans are collectively referred to as “Loans”. The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last seven quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2016	82.4%	17.6%	75.6%	24.4%
June 30, 2016	77.8%	22.2%	69.8%	30.2%
September 30, 2016	76.2%	23.8%	68.5%	31.5%
December 31, 2016	76.9%	23.1%	71.1%	28.9%
March 31, 2017	73.3%	26.7%	67.8%	32.2%
June 30, 2017	72.3%	27.7%	67.9%	32.1%
September 30, 2017	71.9%	28.1%	68.6%	31.4%

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of September 30, 2017 and December 31, 2016, we had $4.6 million and $14.3 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of September 30, 2017 and December 31, 2016, we had $273.1 million and $224.1 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

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

Methodology Changes. For the three and nine months ended September 30, 2017 and 2016, we did not make any methodology changes for Loans that had a material impact on our financial statements.

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

New Accounting Updates Adopted During the Current Year

Improvements to Employee Share-Based Payment Accounting. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods, beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 on January 1, 2017 changed where we recognize excess tax benefits and deficiencies from stock-based compensation plans in our consolidated financial statements on a prospective basis. We receive a tax deduction upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount that this tax deduction differs from the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit or deficiency. For periods prior to adoption, these excess tax benefits or deficiencies were recognized in paid-in capital in our consolidated balance sheets and reported as a financing activity in our consolidated statements of cash flows. Upon adoption, these excess tax benefits or deficiencies are recognized in provision for income taxes in our consolidated statements of income and reported as an operating activity in our consolidated statements of cash flows. As a result of the adoption, excess tax benefits of $2.5 million decreased our provision for income taxes, increased our net cash provided by operating activities and decreased our net cash provided by financing activities for the nine months ended September 30, 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)
	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$4.9	$4.9	$14.6	$14.6
Restricted cash and cash equivalents	273.6	273.6	224.7	224.7
Restricted securities available for sale	46.1	46.1	45.3	45.3
Loans receivable, net	4,451.4	4,536.9	3,886.6	3,955.9
Liabilities
Revolving secured line of credit	$130.5	$130.5	$—	$—
Secured financing	2,327.9	2,348.5	2,062.4	2,072.0
Senior notes	542.4	569.0	541.3	560.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The following table provides the level of measurement used to determine the fair value for each of our financial instruments:

(In millions)
	As of September 30, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$4.9	$—	$—	$4.9
Restricted cash and cash equivalents	273.6	—	—	273.6
Restricted securities available for sale (1)	36.9	9.2	—	46.1
Loans receivable, net	—	—	4,536.9	4,536.9
Liabilities
Revolving secured line of credit	$130.5	$—	$—	$130.5
Secured financing	—	2,348.5	—	2,348.5
Senior notes	569.0	—	—	569.0

(In millions)
	As of December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents	$14.6	$—	$—	$14.6
Restricted cash and cash equivalents	224.7	—	—	224.7
Restricted securities available for sale (1)	37.1	8.2	—	45.3
Loans receivable, net	—	—	3,955.9	3,955.9
Liabilities
Revolving secured line of credit	$—	$—	$—	$—
Secured financing	—	2,072.0	—	2,072.0
Senior notes	560.5	—	—	560.5

(1)	Measured and recorded at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of September 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$18.7	$—	$(0.1)	$18.6
Corporate bonds	18.2	0.1	—	18.3
Asset-backed securities	6.9	—	—	6.9
Mortgage-backed securities	2.3	—	—	2.3
Total restricted securities available for sale	$46.1	$0.1	$(0.1)	$46.1

(In millions)	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$20.4	$—	$(0.1)	$20.3
Corporate bonds	16.9	0.1	(0.2)	16.8
Asset-backed securities	5.0	—	—	5.0
Mortgage-backed securities	3.2	—	—	3.2
Total restricted securities available for sale	$45.5	$0.1	$(0.3)	$45.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of September 30, 2017
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$13.2	$(0.1)	$1.1	$—	$14.3	$(0.1)
Corporate bonds	4.0	—	1.4	—	5.4	—
Asset-backed securities	4.2	—	—	—	4.2	—
Mortgage-backed securities	2.3	—	—	—	2.3	—
Total restricted securities available for sale	$23.7	$(0.1)	$2.5	$—	$26.2	$(0.1)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2016
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$16.4	$(0.1)	$—	$—	$16.4	$(0.1)
Corporate bonds	11.8	(0.2)	—	—	11.8	(0.2)
Asset-backed securities	2.8	—	—	—	2.8	—
Mortgage-backed securities	2.4	—	—	—	2.4	—
Total restricted securities available for sale	$33.4	$(0.3)	$—	$—	$33.4	$(0.3)

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	As of
	September 30, 2017		December 31, 2016
Contractual Maturity	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Within one year	$0.7	$0.7	$1.6	$1.6
Over one year to five years	42.5	42.5	39.3	39.1
Over five years to ten years	0.6	0.6	2.2	2.2
Over ten years	2.3	2.3	2.4	2.4
Total restricted securities available for sale	$46.1	$46.1	$45.5	$45.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

6.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of September 30, 2017
	Dealer Loans	Purchased Loans	Total
Loans receivable	$3,474.3	$1,353.3	$4,827.6
Allowance for credit losses	(354.6)	(21.6)	(376.2)
Loans receivable, net	$3,119.7	$1,331.7	$4,451.4

(In millions)	As of December 31, 2016
	Dealer Loans	Purchased Loans	Total
Loans receivable	$3,209.0	$998.0	$4,207.0
Allowance for credit losses	(309.3)	(11.1)	(320.4)
Loans receivable, net	$2,899.7	$986.9	$3,886.6

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,385.3	$1,252.4	$4,637.7
New Consumer Loan assignments (1)	474.0	216.6	690.6
Principal collected on Loans receivable	(424.6)	(116.5)	(541.1)
Accelerated Dealer Holdback payments	11.9	—	11.9
Dealer Holdback payments	32.1	—	32.1
Transfers (2)	(1.9)	1.9	—
Write-offs	(2.9)	(1.2)	(4.1)
Recoveries (3)	0.4	0.1	0.5
Balance, end of period	$3,474.3	$1,353.3	$4,827.6

(In millions)	For the Three Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,049.2	$762.8	$3,812.0
New Consumer Loan assignments (1)	475.7	218.6	694.3
Principal collected on Loans receivable	(412.7)	(77.1)	(489.8)
Accelerated Dealer Holdback payments	13.7	—	13.7
Dealer Holdback payments	33.9	—	33.9
Transfers (2)	(5.1)	5.1	—
Write-offs	(3.1)	(0.2)	(3.3)
Recoveries (3)	0.3	0.1	0.4
Balance, end of period	$3,151.9	$909.3	$4,061.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,209.0	$998.0	$4,207.0
New Consumer Loan assignments (1)	1,467.2	686.7	2,153.9
Principal collected on Loans receivable	(1,323.8)	(333.6)	(1,657.4)
Accelerated Dealer Holdback payments	35.5	—	35.5
Dealer Holdback payments	100.8	—	100.8
Transfers (2)	(4.1)	4.1	—
Write-offs	(11.4)	(2.1)	(13.5)
Recoveries (3)	1.1	0.2	1.3
Balance, end of period	$3,474.3	$1,353.3	$4,827.6

(In millions)	For the Nine Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,823.4	$521.7	$3,345.1
New Consumer Loan assignments (1)	1,476.4	589.4	2,065.8
Principal collected on Loans receivable	(1,284.0)	(209.2)	(1,493.2)
Accelerated Dealer Holdback payments	43.4	—	43.4
Dealer Holdback payments	109.7	—	109.7
Transfers (2)	(7.6)	7.6	—
Write-offs	(10.4)	(0.3)	(10.7)
Recoveries (3)	1.0	0.1	1.1
Balance, end of period	$3,151.9	$909.3	$4,061.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans. A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,038.4	$456.4	$1,494.8
New Consumer Loan assignments (1)	192.6	92.7	285.3
Accretion (2)	(194.7)	(67.0)	(261.7)
Provision for credit losses	20.2	5.5	25.7
Forecast changes	(1.9)	7.4	5.5
Transfers (3)	(0.5)	1.3	0.8
Balance, end of period	$1,054.1	$496.3	$1,550.4

(In millions)	For the Three Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$963.2	$283.3	$1,246.5
New Consumer Loan assignments (1)	196.1	80.6	276.7
Accretion (2)	(183.1)	(43.1)	(226.2)
Provision for credit losses	21.6	1.2	22.8
Forecast changes	(7.6)	1.6	(6.0)
Transfers (3)	(0.8)	2.5	1.7
Balance, end of period	$989.4	$326.1	$1,315.5

(In millions)	For the Nine Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$982.6	$348.1	$1,330.7
New Consumer Loan assignments (1)	599.1	284.6	883.7
Accretion (2)	(575.5)	(180.3)	(755.8)
Provision for credit losses	55.6	12.4	68.0
Forecast changes	(6.8)	29.2	22.4
Transfers (3)	(0.9)	2.3	1.4
Balance, end of period	$1,054.1	$496.3	$1,550.4

(In millions)	For the Nine Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$874.2	$198.6	$1,072.8
New Consumer Loan assignments (1)	613.8	218.2	832.0
Accretion (2)	(537.2)	(111.5)	(648.7)
Provision for credit losses	61.3	1.5	62.8
Forecast changes	(21.1)	14.9	(6.2)
Transfers (3)	(1.6)	4.4	2.8
Balance, end of period	$989.4	$326.1	$1,315.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$754.6	$476.0	$1,230.6
Expected net cash flows at the time of assignment (2)	666.6	309.3	975.9
Fair value at the time of assignment (3)	474.0	216.6	690.6

(In millions)	For the Three Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$756.5	$448.2	$1,204.7
Expected net cash flows at the time of assignment (2)	671.8	299.2	971.0
Fair value at the time of assignment (3)	475.7	218.6	694.3

(In millions)	For the Nine Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,335.1	$1,492.0	$3,827.1
Expected net cash flows at the time of assignment (2)	2,066.3	971.3	3,037.6
Fair value at the time of assignment (3)	1,467.2	686.7	2,153.9

(In millions)	For the Nine Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,345.2	$1,197.7	$3,542.9
Expected net cash flows at the time of assignment (2)	2,090.2	807.6	2,897.8
Fair value at the time of assignment (3)	1,476.4	589.4	2,065.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations. For additional information regarding credit quality, see Note 3 to the consolidated financial statements. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2017, with the forecasts as of June 30, 2017, December 31, 2016 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2017	June 30, 2017	December 31, 2016	Initial Forecast	June 30, 2017	December 31, 2016	Initial Forecast
2008	70.5%	70.5%	70.4%	69.7%	0.0%	0.1%	0.8%
2009	79.5%	79.5%	79.4%	71.9%	0.0%	0.1%	7.6%
2010	77.6%	77.6%	77.6%	73.6%	0.0%	0.0%	4.0%
2011	74.7%	74.8%	74.7%	72.5%	-0.1%	0.0%	2.2%
2012	73.8%	73.8%	73.7%	71.4%	0.0%	0.1%	2.4%
2013	73.5%	73.5%	73.4%	72.0%	0.0%	0.1%	1.5%
2014	71.7%	71.7%	71.8%	71.8%	0.0%	-0.1%	-0.1%
2015	65.5%	65.7%	66.1%	67.7%	-0.2%	-0.6%	-2.2%
2016	64.9%	65.1%	65.1%	65.4%	-0.2%	-0.2%	-0.5%
2017 (2)	65.5%	65.5%	—	64.1%	0.0%	—	1.4%

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

(2)
The forecasted collection rate for 2017 Consumer Loans as of September 30, 2017 includes both Consumer Loans that were in our portfolio as of June 30, 2017 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2017 Consumer Loan Assignment Period	September 30, 2017	June 30, 2017	Initial Forecast	June 30, 2017	Initial Forecast
January 1, 2017 through June 30, 2017	65.6%	65.5%	64.2%	0.1%	1.4%
July 1, 2017 through September 30, 2017	65.3%	—	63.9%	—	1.4%

Consumer Loans assigned in 2009 through 2013 and 2017 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2008, 2014 and 2016, actual results have been close to our initial estimates. For the three months ended September 30, 2017, forecasted collection rates improved for Consumer Loans assigned in 2017, declined for Consumer Loans assigned in 2015 and 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2017, forecasted collection rates improved for Consumer Loans assigned in 2017, declined for Consumer Loans assigned in 2015 and 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

(In millions)	As of September 30, 2017
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,127.8	$845.8	$1,973.6	$2,346.5	$507.5	$2,854.0
Allowance for credit losses	—	—	—	(354.6)	(21.6)	(376.2)
Loans receivable, net	$1,127.8	$845.8	$1,973.6	$1,991.9	$485.9	$2,477.8

(In millions)	As of December 31, 2016
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,002.2	$705.8	$1,708.0	$2,206.8	$292.2	$2,499.0
Allowance for credit losses	—	—	—	(309.3)	(11.1)	(320.4)
Loans receivable, net	$1,002.2	$705.8	$1,708.0	$1,897.5	$281.1	$2,178.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$336.9	$17.2	$354.1
Provision for credit losses	20.2	5.5	25.7
Write-offs	(2.9)	(1.2)	(4.1)
Recoveries (1)	0.4	0.1	0.5
Balance, end of period	$354.6	$21.6	$376.2

(In millions)	For the Three Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$268.2	$8.7	$276.9
Provision for credit losses	21.6	1.2	22.8
Write-offs	(3.1)	(0.2)	(3.3)
Recoveries (1)	0.3	0.1	0.4
Balance, end of period	$287.0	$9.8	$296.8

(In millions)	For the Nine Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$309.3	$11.1	$320.4
Provision for credit losses	55.6	12.4	68.0
Write-offs	(11.4)	(2.1)	(13.5)
Recoveries (1)	1.1	0.2	1.3
Balance, end of period	$354.6	$21.6	$376.2

(In millions)	For the Nine Months Ended September 30, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$235.1	$8.5	$243.6
Provision for credit losses	61.3	1.5	62.8
Write-offs	(10.4)	(0.3)	(10.7)
Recoveries (1)	1.0	0.1	1.1
Balance, end of period	$287.0	$9.8	$296.8

(1)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net assumed written premiums	$9.7	$11.0	$31.6	$31.9
Net premiums earned	10.3	10.7	30.9	32.4
Provision for claims	5.5	6.6	17.6	20.4
Amortization of capitalized acquisition costs	0.3	0.3	0.8	0.8

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	September 30, 2017	December 31, 2016
Trust assets	Restricted cash and cash equivalents	$0.7	$0.5
Trust assets	Restricted securities available for sale	46.1	45.3
Unearned premium	Accounts payable and accrued liabilities	33.5	32.8
Claims reserve (1)	Accounts payable and accrued liabilities	1.1	1.0

(1)	The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

8.           DEBT

Debt consists of the following:

(In millions)	As of September 30, 2017
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$130.5	$—	$—	$130.5
Secured financing (2)	2,339.7	(11.8)	—	2,327.9
Senior notes	550.0	(6.2)	(1.4)	542.4
Total debt	$3,020.2	$(18.0)	$(1.4)	$3,000.8

(In millions)	As of December 31, 2016
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (2)	2,072.1	(9.7)	—	2,062.4
Senior notes	550.0	(7.1)	(1.6)	541.3
Total debt	$2,622.1	$(16.8)	$(1.6)	$2,603.7

(1)	Excludes deferred debt issuance costs of $3.1 million and $2.4 million as of September 30, 2017 and December 31, 2016, respectively, which are included in other assets.

(2)	Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

General information for each of our financing transactions in place as of September 30, 2017 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount		Interest Rate as of September 30, 2017
Revolving Secured Line of Credit	n/a	06/22/2020		$345.0	(1)	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding Corp. II	06/23/2019	(4)	$400.0		LIBOR plus 225 basis points (3)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	04/30/2020	(4)	$100.0		LIBOR plus 225 basis points (3)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	08/18/2019	(5)	$100.0		LIBOR plus 225 basis points (3)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2020	(4)	$75.0		LIBOR plus 200 basis points
Term ABS 2014-2 (2)	Credit Acceptance Funding LLC 2014-2	09/15/2016	(4)	$349.0		Fixed rate
Term ABS 2015-1 (2)	Credit Acceptance Funding LLC 2015-1	01/16/2017	(4)	$300.6		Fixed rate
Term ABS 2015-2 (2)	Credit Acceptance Funding LLC 2015-2	08/15/2017	(4)	$300.2		Fixed rate
Term ABS 2016-1 (2)	Credit Acceptance Funding LLC 2016-1	02/15/2018	(4)	$385.0		LIBOR plus 195 basis points (3)
Term ABS 2016-2 (2)	Credit Acceptance Funding LLC 2016-2	05/15/2018	(4)	$350.2		Fixed rate
Term ABS 2016-3 (2)	Credit Acceptance Funding LLC 2016-3	10/15/2018	(4)	$350.0		Fixed rate
Term ABS 2017-1 (2)	Credit Acceptance Funding LLC 2017-1	02/15/2019	(4)	$350.0		Fixed rate
Term ABS 2017-2 (2)	Credit Acceptance Funding LLC 2017-2	06/17/2019	(4)	$450.0		Fixed rate
2021 Senior Notes	n/a	02/15/2021		$300.0		Fixed rate
2023 Senior Notes	n/a	03/15/2023		$250.0		Fixed rate

(1)	Under the terms of the revolving secured line of credit facility as of September 30, 2017, the amount of the facility would decrease to $300.0 million on June 22, 2019.

(2)	Financing made available only to a specified subsidiary of the Company.

(3)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.

(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on August 18, 2021 will be due on that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revolving Secured Line of Credit
Maximum outstanding principal balance	$130.5	$92.1	$276.7	$186.4
Average outstanding principal balance	35.7	13.3	92.2	30.6
Warehouse Facility II
Maximum outstanding principal balance	$—	$—	$263.4	$200.1
Average outstanding principal balance	—	—	3.4	3.7
Warehouse Facility IV
Maximum outstanding principal balance	$—	$12.0	$12.0	$12.0
Average outstanding principal balance	—	12.0	7.8	12.0
Warehouse Facility V
Maximum outstanding principal balance	$—	$—	$100.0	$100.0
Average outstanding principal balance	—	—	10.4	1.4
Warehouse Facility VI
Maximum outstanding principal balance	$—	$—	$75.0	$49.9
Average outstanding principal balance	—	—	9.8	4.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2017	December 31, 2016
Revolving Secured Line of Credit
Principal balance outstanding	$130.5	$—
Amount available for borrowing (1)	214.5	310.0
Interest rate	3.11%	—%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.2	1.5
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$12.0
Amount available for borrowing (1)	100.0	63.0
Loans pledged as collateral	—	23.0
Restricted cash and cash equivalents pledged as collateral	1.1	0.9
Interest rate	—%	2.77%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.1	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	0.1	0.1
Interest rate	—%	—%
Term ABS 2014-1
Principal balance outstanding	$—	$106.5
Loans pledged as collateral	—	307.2
Restricted cash and cash equivalents pledged as collateral	—	28.3
Interest rate	—%	2.02%
Term ABS 2014-2
Principal balance outstanding	$46.7	$267.6
Loans pledged as collateral	290.7	413.9
Restricted cash and cash equivalents pledged as collateral	30.6	34.9
Interest rate	2.67%	2.10%
Term ABS 2015-1
Principal balance outstanding	$129.5	$300.6
Loans pledged as collateral	271.6	374.5
Restricted cash and cash equivalents pledged as collateral	26.7	29.6
Interest rate	2.60%	2.26%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2015-2
Principal balance outstanding	$278.3	$300.2
Loans pledged as collateral	351.2	372.6
Restricted cash and cash equivalents pledged as collateral	30.2	28.1
Interest rate	2.65%	2.63%
Term ABS 2016-1
Principal balance outstanding	$385.0	$385.0
Loans pledged as collateral	465.0	474.0
Restricted cash and cash equivalents pledged as collateral	38.5	34.8
Interest rate	3.18%	2.65%
Term ABS 2016-2
Principal balance outstanding	$350.2	$350.2
Loans pledged as collateral	425.2	490.7
Restricted cash and cash equivalents pledged as collateral	34.6	34.4
Interest rate	2.83%	2.83%
Term ABS 2016-3
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	425.1	489.6
Restricted cash and cash equivalents pledged as collateral	33.4	30.6
Interest rate	2.53%	2.53%
Term ABS 2017-1
Principal balance outstanding	$350.0	$—
Loans pledged as collateral	426.2	—
Restricted cash and cash equivalents pledged as collateral	33.2	—
Interest rate	2.78%	—%
Term ABS 2017-2
Principal balance outstanding	$450.0	$—
Loans pledged as collateral	550.8	—
Restricted cash and cash equivalents pledged as collateral	42.2	—
Interest rate	2.72%	—%
2021 Senior Notes
Principal balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Principal balance outstanding	$250.0	$250.0
Interest rate	7.375%	7.375%

(1)	Availability may be limited by the amount of assets pledged as collateral.

Revolving Secured Line of Credit Facility

We have a revolving secured line of credit facility with a commercial bank syndicate that as of September 30, 2017 provided for borrowings of up to $345.0 million. Under the terms of the revolving secured line of credit facility as of September 30, 2017, the amount of the facility would decrease to $300.0 million on June 22, 2019. Borrowings under the revolving secured line of credit facility, including any letters of credit issued under the facility, are subject to a borrowing-base limitation. This limitation equals 80% of the net book value of Loans, less a hedging reserve (not exceeding $1.0 million), and the amount of other debt secured by the collateral which secures the revolving secured line of credit facility. Borrowings under the revolving secured line of credit facility agreement are secured by a lien on most of our assets.

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

Debt Covenants

As of September 30, 2017, we were in compliance with our covenants under the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of September 30, 2017, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

9.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of September 30, 2017 and December 31, 2016:

(Dollars in millions)
As of September 30, 2017
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

The interest rate caps have not been designated as hedging instruments. As of September 30, 2017 and December 31, 2016, the interest rate caps had a fair value of $0.0 million as the capped rates were significantly above market rates.

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

Affiliated Dealer Loan balances were $0.0 million and $1.4 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, affiliated Dealer Loan balances were 0.0% of total consolidated Dealer Loan balances.

There was no related party Loan activity during 2017. The following table summarizes our related party Loan activity for the three and nine months ended September 30, 2016:

(Dollars in millions)	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue (1)	$—	—%	$1.2	0.2%
New Consumer Loan assignments (1) (2)	—	—%	8.9	0.4%
Accelerated Dealer Holdback payments (1)	—	—%	0.2	0.5%
Dealer Holdback payments (1)	0.2	0.6%	0.8	0.7%

(1)	We have reclassified related party transactions to reflect the June 2016 sale of certain affiliated Dealers by our founder, significant shareholder and former Chairman of the Board.

(2)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

11.         INCOME TAXES

A reconciliation of the U.S. federal statutory rate to our effective tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes	1.9%	1.7%	1.8%	1.8%
Excess tax benefits from stock-based compensation plans	—%	—%	-0.5%	—%
Other	0.2%	0.4%	0.2%	0.3%
Effective tax rate	37.1%	37.1%	36.5%	37.1%

The differences between the U.S. federal statutory rate and our effective tax rate are primarily due to state income taxes and excess tax benefits from stock-based compensation plans. The decrease in the effective tax rate for the nine months ended September 30, 2017 is primarily due to the adoption of ASU 2016-09 on January 1, 2017, which changed where we recognize excess tax benefits and deficiencies from stock-based compensation plans in our consolidated financial statements on a prospective basis. We receive a tax deduction upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount that this tax deduction differs from the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit or deficiency. For the nine months ended September 30, 2017, excess tax benefits of $2.5 million were recognized in provision for income taxes, thus reducing our effective tax rate. For the nine months ended September 30, 2016, excess tax benefits of $27.2 million were recognized in paid-in capital in our consolidated balance sheets, which had no impact on our effective tax rate.

12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares outstanding:
Common shares	19,150,749	20,159,197	19,277,014	20,116,250
Vested restricted stock units	256,595	220,360	251,161	281,787
Basic number of weighted average shares outstanding	19,407,344	20,379,557	19,528,175	20,398,037
Dilutive effect of restricted stock and restricted stock units	8,201	5,067	19,499	17,944
Dilutive number of weighted average shares outstanding	19,415,545	20,384,624	19,547,674	20,415,981

For the three months ended September 30, 2017 and September 30, 2016, there were no shares of restricted stock or restricted stock units that would have been anti-dilutive. For the nine months ended September 30, 2017 and September 30, 2016, there were 250 and 7,368 shares of restricted stock, respectively, that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

13.         STOCK REPURCHASES

There were no stock repurchases for the three months ended September 30, 2017 and 2016. The following table summarizes our stock repurchases for the nine months ended September 30, 2017 and 2016:

(Dollars in millions)	For the Nine Months Ended September 30,
	2017		2016
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	588,580	$119.1	45,300	$7.6
Other (2)	21,680	4.4	170,668	33.2
Total	610,260	$123.5	215,968	$40.8

(1)
Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On February 13, 2017, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of September 30, 2017, we had authorization to repurchase 776,208 shares of our common stock.

(2)
Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted stock	$0.8	$0.7	$2.2	$2.1
Restricted stock units	2.1	1.1	6.1	3.5
Total	$2.9	$1.8	$8.3	$5.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

On August 14, 2017, we received a subpoena from the Attorney General of the State of Mississippi, relating to the origination and collection of non-prime auto loans in the state of Mississippi. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

On June 14, 2017, we were informed that the Consumer Financial Protection Bureau’s Office of Fair Lending and Equal Opportunity is investigating whether the Company may have violated the Equal Credit Opportunity Act and Regulation B. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this inquiry.

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

16.        SUBSEQUENT EVENTS

On October 26, 2017, we completed a $350.0 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 3.2% (including the initial purchaser’s fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

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

For the three months ended September 30, 2017, consolidated net income was $100.7 million, or $5.19 per diluted share, compared to $85.9 million, or $4.21 per diluted share, for the same period in 2016. For the nine months ended September 30, 2017, consolidated net income was $293.1 million, or $14.99 per diluted share, compared to $245.2 million, or $12.01 per diluted share, for the same period in 2016. The increases in consolidated net income for the three and nine months ended September 30, 2017 were primarily due to an increase in the average balance of our Loan portfolio.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2017, with the forecasts as of June 30, 2017, December 31, 2016 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2017	June 30, 2017	December 31, 2016	Initial Forecast	June 30, 2017	December 31, 2016	Initial Forecast
2008	70.5%	70.5%	70.4%	69.7%	0.0%	0.1%	0.8%
2009	79.5%	79.5%	79.4%	71.9%	0.0%	0.1%	7.6%
2010	77.6%	77.6%	77.6%	73.6%	0.0%	0.0%	4.0%
2011	74.7%	74.8%	74.7%	72.5%	-0.1%	0.0%	2.2%
2012	73.8%	73.8%	73.7%	71.4%	0.0%	0.1%	2.4%
2013	73.5%	73.5%	73.4%	72.0%	0.0%	0.1%	1.5%
2014	71.7%	71.7%	71.8%	71.8%	0.0%	-0.1%	-0.1%
2015	65.5%	65.7%	66.1%	67.7%	-0.2%	-0.6%	-2.2%
2016	64.9%	65.1%	65.1%	65.4%	-0.2%	-0.2%	-0.5%
2017 (2)	65.5%	65.5%	—	64.1%	0.0%	—	1.4%

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

(2)
The forecasted collection rate for 2017 Consumer Loans as of September 30, 2017 includes both Consumer Loans that were in our portfolio as of June 30, 2017 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2017 Consumer Loan Assignment Period	September 30, 2017	June 30, 2017	Initial Forecast	June 30, 2017	Initial Forecast
January 1, 2017 through June 30, 2017	65.6%	65.5%	64.2%	0.1%	1.4%
July 1, 2017 through September 30, 2017	65.3%	—	63.9%	—	1.4%

Consumer Loans assigned in 2009 through 2013 and 2017 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2008, 2014 and 2016, actual results have been close to our initial estimates. For the three months ended September 30, 2017, forecasted collection rates improved for Consumer Loans assigned in 2017, declined for Consumer Loans assigned in 2015 and 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2017, forecasted collection rates improved for Consumer Loans assigned in 2017, declined for Consumer Loans assigned in 2015 and 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three and nine months ended September 30, 2017 and 2016 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Increase (decrease) in forecasted net cash flows	2017	2016	2017	2016
Dealer Loans	$(1.9)	$(7.6)	$(6.8)	$(21.1)
Purchased Loans	7.4	1.6	29.2	14.9
Total Loans	$5.5	$(6.0)	$22.4	$(6.2)

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2008	$14,518	$6,479	42
2009	12,689	5,565	38
2010	14,480	6,473	41
2011	15,686	7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017 (3)	19,882	8,586	54

(1)	Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.

(2)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(3)
The averages for 2017 Consumer Loans include both Consumer Loans that were in our portfolio as of June 30, 2017 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2017 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2017 through June 30, 2017	$19,672	$8,496	54
July 1, 2017 through September 30, 2017	20,340	8,781	55

Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2017. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of September 30, 2017
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2008	70.5%	44.6%	25.9%	99.7%
2009	79.5%	43.9%	35.6%	99.7%
2010	77.6%	44.7%	32.9%	99.4%
2011	74.7%	45.5%	29.2%	98.7%
2012	73.8%	46.3%	27.5%	98.0%
2013	73.5%	47.6%	25.9%	95.0%
2014	71.7%	47.7%	24.0%	86.3%
2015	65.5%	44.5%	21.0%	68.2%
2016	64.9%	43.8%	21.1%	40.9%
2017 (3)	65.5%	43.2%	22.3%	11.5%

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

(3)
The forecasted collection rate, advance rate and spread for 2017 Consumer Loans as of September 30, 2017 include both Consumer Loans that were in our portfolio as of June 30, 2017 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates and spreads for each of these segments:

	As of September 30, 2017
2017 Consumer Loan Assignment Period	Forecasted Collection %	Advance %	Spread %
January 1, 2017 through June 30, 2017	65.6%	43.2%	22.4%
July 1, 2017 through September 30, 2017	65.3%	43.2%	22.1%

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

The spread between the forecasted collection rate and the advance rate has ranged from 21.0% to 35.6% over the last 10 years. The spread was at the high end of this range in 2009 and 2010, when the competitive environment was unusually favorable, and much lower during other years (2014 through 2017) when competition was more intense. The decline in the advance rate from 2016 to 2017 reflects the lower initial forecast on Consumer Loan assignments received in 2017, partially offset by an increase in Purchased Loans as a percentage of total unit volume. The increase in the spread from 2016 to 2017 was the result of the performance of 2017 Consumer Loans, which has materially exceeded our initial estimates, partially offset by a change in the mix of Consumer Loan assignments received during 2017, including an increase in Purchased Loans as a percentage of total unit volume.

The following table compares our forecast of Consumer Loan collection rates as of September 30, 2017 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of			Forecasted Collection Percentage as of
Consumer Loan Assignment Year	September 30, 2017	Initial Forecast	Variance	September 30, 2017	Initial Forecast	Variance
2008	70.9%	70.2%	0.7%	69.8%	68.8%	1.0%
2009	79.4%	72.1%	7.3%	79.6%	70.5%	9.1%
2010	77.7%	73.6%	4.1%	77.5%	73.1%	4.4%
2011	74.7%	72.4%	2.3%	75.2%	72.7%	2.5%
2012	73.8%	71.3%	2.5%	74.0%	71.4%	2.6%
2013	73.5%	72.1%	1.4%	73.1%	71.6%	1.5%
2014	71.6%	71.9%	-0.3%	72.5%	70.9%	1.6%
2015	64.8%	67.5%	-2.7%	69.7%	68.5%	1.2%
2016	64.0%	65.1%	-1.1%	67.6%	66.5%	1.1%
2017	64.9%	63.8%	1.1%	67.0%	64.7%	2.3%

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of September 30, 2017 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2008	70.9%	43.3%	27.6%	69.8%	46.7%	23.1%
2009	79.4%	43.4%	36.0%	79.6%	45.3%	34.3%
2010	77.7%	44.4%	33.3%	77.5%	46.2%	31.3%
2011	74.7%	45.2%	29.5%	75.2%	47.4%	27.8%
2012	73.8%	46.1%	27.7%	74.0%	47.6%	26.4%
2013	73.5%	47.1%	26.4%	73.1%	49.7%	23.4%
2014	71.6%	47.2%	24.4%	72.5%	51.2%	21.3%
2015	64.8%	43.4%	21.4%	69.7%	50.0%	19.7%
2016	64.0%	42.1%	21.9%	67.6%	48.5%	19.1%
2017	64.9%	42.0%	22.9%	67.0%	46.0%	21.0%

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

The spread on Dealer Loans increased from 21.9% in 2016 to 22.9% in 2017 as a result of the performance of 2017 Consumer Loans in our Dealer Loan portfolio, which has exceeded our initial estimates, while those assigned to us in 2016 have declined from our initial estimates, partially offset by a change in the mix of Consumer Loan assignments.

The spread on Purchased Loans increased from 19.1% in 2016 to 21.0% in 2017 primarily as a result of the performance of 2017 Consumer Loans in our Purchased Loan portfolio, which has exceeded our initial estimates by a greater margin than those assigned to us in 2016, partially offset by a change in the mix of Consumer Loan assignments.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.2 to 1 as of September 30, 2017. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last seven quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2016	21.1%	18.8%
June 30, 2016	15.1%	27.6%
September 30, 2016	12.0%	33.4%
December 31, 2016	-5.6%	7.8%
March 31, 2017	-6.6%	6.4%
June 30, 2017	1.0%	7.1%
September 30, 2017	-4.7%	-0.5%

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

Unit and dollar volumes declined 4.7% and 0.5%, respectively, during the third quarter of 2017 as the number of active Dealers grew 5.7% while average volume per active Dealer declined 9.7%. Dollar volume declined slower than unit volume during the third quarter of 2017 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to an increase in the average vehicle selling price and an increase in Purchased Loans as a percentage of total unit volume, partially offset by a decrease in the average advance rate due to a decrease in the average initial forecast of the Consumer Loans assigned.

For three out of the four most recent quarters, unit volumes declined as compared to the same periods of the prior year. This trend reflects the difficulty of growing the number of active dealers fast enough to offset the impact of the competitive environment on attrition and per dealer volumes. In addition, in response to the decline in forecasted collection rates experienced in 2016, we adjusted our initial collection forecasts downward during 2016. While the adjustments have been modest, we believe these adjustments have had an adverse impact on unit volumes.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Consumer Loan unit volume	78,589	82,460	-4.7%	250,715	260,531	-3.8%
Active Dealers (1)	7,737	7,320	5.7%	10,484	9,646	8.7%
Average volume per active Dealer	10.2	11.3	-9.7%	23.9	27.0	-11.5%

Consumer Loan unit volume from Dealers active both periods	57,354	62,884	-8.8%	204,255	227,345	-10.2%
Dealers active both periods	4,551	4,551	—	6,721	6,721	—
Average volume per Dealers active both periods	12.6	13.8	-8.8%	30.4	33.8	-10.2%

Consumer Loan unit volume from Dealers not active both periods	21,235	19,576	8.5%	46,460	33,186	40.0%
Dealers not active both periods	3,186	2,769	15.1%	3,763	2,925	28.6%
Average volume per Dealers not active both periods	6.7	7.1	-5.6%	12.3	11.3	8.8%

(1)	Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Consumer Loan unit volume from new Dealers	4,063	3,506	15.9%	29,409	30,330	-3.0%
New active Dealers (1)	946	794	19.1%	2,821	2,636	7.0%
Average volume per new active Dealers	4.3	4.4	-2.3%	10.4	11.5	-9.6%

Attrition (2)	-23.7%	-18.4%		-12.7%	-10.0%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

(2)
Attrition is measured according to the following formula:  decrease in Consumer Loan unit volume from Dealers who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last seven quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2016	82.4%	17.6%	75.6%	24.4%
June 30, 2016	77.8%	22.2%	69.8%	30.2%
September 30, 2016	76.2%	23.8%	68.5%	31.5%
December 31, 2016	76.9%	23.1%	71.1%	28.9%
March 31, 2017	73.3%	26.7%	67.8%	32.2%
June 30, 2017	72.3%	27.7%	67.9%	32.1%
September 30, 2017	71.9%	28.1%	68.6%	31.4%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of September 30, 2017 and December 31, 2016, the net Dealer Loans receivable balance was 70.1% and 74.6%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended September 30,
	2017	2016	Change	% Change
Revenue:
Finance charges	$259.4	$223.9	$35.5	15.9%
Premiums earned	10.3	10.7	(0.4)	-3.7%
Other income	14.2	12.0	2.2	18.3%
Total revenue	283.9	246.6	37.3	15.1%
Costs and expenses:
Salaries and wages (1)	33.7	32.4	1.3	4.0%
General and administrative (1)	14.2	11.0	3.2	29.1%
Sales and marketing (1)	14.2	12.2	2.0	16.4%
Provision for credit losses	25.7	22.8	2.9	12.7%
Interest	30.5	25.1	5.4	21.5%
Provision for claims	5.5	6.6	(1.1)	-16.7%
Total costs and expenses	123.8	110.1	13.7	12.4%
Income before provision for income taxes	160.1	136.5	23.6	17.3%
Provision for income taxes	59.4	50.6	8.8	17.4%
Net income	$100.7	$85.9	$14.8	17.2%
Net income per share:
Basic	$5.19	$4.22	$0.97	23.0%
Diluted	$5.19	$4.21	$0.98	23.3%
Weighted average shares outstanding:
Basic	19,407,344	20,379,557	(972,213)	-4.8%
Diluted	19,415,545	20,384,624	(969,079)	-4.8%

(1) Operating expenses	$62.1	$55.6	$6.5	11.7%

Finance Charges. The increase of $35.5 million, or 15.9%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2017	2016	Change
Average net Loans receivable balance	$4,365.8	$3,653.6	$712.2
Average yield on our Loan portfolio	23.8%	24.5%	-0.7%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended September 30, 2017:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2017
Due to an increase in the average net Loans receivable balance	$43.6
Due to a decrease in the average yield	(8.1)
Total increase in finance charges	$35.5

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the three months ended September 30, 2017 decreased as compared to the same period in 2016 due to lower yields on more recent Consumer Loan assignments.

Other Income.  The increase of $2.2 million, or 18.3%, was primarily due to an increase in ancillary product profit sharing income due to growth in our Loan portfolio.

Operating Expenses.  The increase of $6.5 million, or 11.7%, was primarily due to the following:

•	An increase in general and administrative expense of $3.2 million, or 29.1%, primarily as a result of an increase in legal fees.

•	An increase in sales and marketing expense of $2.0 million, or 16.4%, primarily due to an increase in the size of our sales force.

•	An increase in salaries and wages expense of $1.3 million, or 4.0%, primarily related to our servicing function as a result of an increase in the number of team members.

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

During the three months ended September 30, 2017, overall Consumer Loan performance was generally consistent with our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $25.7 million for the three months ended September 30, 2017, of which $20.2 million related to Dealer Loans and $5.5 million related to Purchased Loans. During the three months ended September 30, 2016, overall Consumer Loan performance declined from our expectations at the start of the period, resulting in a provision for credit losses of $22.8 million for the three months ended September 30, 2016, of which $21.6 million related to Dealer Loans and $1.2 million related to Purchased Loans.

Interest.  The increase of $5.4 million, or 21.5%, was primarily due to an increase in the average outstanding debt principal balance due to debt proceeds used to fund the growth in our Loan portfolio and stock repurchases. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended September 30, 2017 and 2016:

(Dollars in millions)	For the Three Months Ended September 30,
	2017	2016	Change
Interest expense	$30.5	$25.1	$5.4
Average outstanding debt principal balance (1)	2,997.8	2,513.0	484.8
Average cost of debt	4.1%	4.0%	0.1%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

Provision for Claims.  The decrease of $1.1 million, or 16.7%, was due to a decrease in claims paid per reinsured vehicle service contract and a decrease in the size of our reinsurance portfolio.

Provision for Income Taxes.  For the three months ended September 30, 2017 and 2016, our effective tax rate was 37.1%.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Nine Months Ended September 30,
	2017	2016	Change	% Change
Revenue:
Finance charges	$749.2	$641.9	107.3	16.7%
Premiums earned	30.9	32.4	(1.5)	-4.6%
Other income	42.6	38.7	3.9	10.1%
Total revenue	822.7	713.0	109.7	15.4%
Costs and expenses:
Salaries and wages (1)	101.9	95.2	6.7	7.0%
General and administrative (1)	42.1	35.7	6.4	17.9%
Sales and marketing (1)	43.7	37.8	5.9	15.6%
Provision for credit losses	68.0	62.8	5.2	8.3%
Interest	88.0	71.5	16.5	23.1%
Provision for claims	17.6	20.4	(2.8)	-13.7%
Total costs and expenses	361.3	323.4	37.9	11.7%
Income before provision for income taxes	461.4	389.6	71.8	18.4%
Provision for income taxes	168.3	144.4	23.9	16.6%
Net income	$293.1	$245.2	$47.9	19.5%
Net income per share:
Basic	$15.01	$12.02	$2.99	24.9%
Diluted	$14.99	$12.01	$2.98	24.8%
Weighted average shares outstanding:
Basic	19,528,175	20,398,037	(869,862)	-4.3%
Diluted	19,547,674	20,415,981	(868,307)	-4.3%

(1) Operating expenses	$187.7	$168.7	19.0	11.3%

Finance Charges. The increase of $107.3 million, or 16.7%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2017	2016	Change
Average net Loans receivable balance	$4,184.3	$3,436.2	$748.1
Average yield on our Loan portfolio	23.9%	24.9%	-1.0%

The following table summarizes the impact each component had on the overall increase in finance charges for the nine months ended September 30, 2017:

(In millions)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2017
Due to an increase in the average net Loans receivable balance	$139.7
Due to a decrease in the average yield	(32.4)
Total increase in finance charges	$107.3

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable.  The average yield on our Loan portfolio for the nine months ended September 30, 2017 decreased as compared to the same period in 2016 due to lower yields on more recent Consumer Loan assignments.

Other Income.  The increase of $3.9 million, or 10.1%, was primarily due to an increase in ancillary product profit sharing income due to growth in our Loan portfolio, partially offset by a decrease in GPS Starter Interrupt Device fee income due to a decrease in the number of units purchased by Dealers from third party providers in the current year.

Operating Expenses.  The increase of $19.0 million, or 11.3%, was primarily due to the following:

•	An increase in salaries and wages expense of $6.7 million, or 7.0%, primarily related to our servicing function as a result of an increase in the number of team members.

•	An increase in general and administrative expense of $6.4 million, or 17.9%, primarily as a result of an increase in legal fees.

•	An increase in sales and marketing expense of $5.9 million, or 15.6%, primarily due to an increase in the size of our sales force.

Provision for Credit Losses.  During the nine months ended September 30, 2017, overall Consumer Loan performance was generally consistent with our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $68.0 million for the nine months ended September 30, 2017, of which $55.6 million related to Dealer Loans and $12.4 million related to Purchased Loans. During the nine months ended September 30, 2016, overall Consumer Loan performance declined from our expectations at the start of the period, resulting in a provision for credit losses of $62.8 million for the nine months ended September 30, 2016, of which $61.3 million related to Dealer Loans and $1.5 million related to Purchased Loans.

Interest.  The increase of $16.5 million, or 23.1%, as compared to the same period in 2016 was primarily due to an increase in the average outstanding debt principal balance due to debt proceeds used to fund the growth in our Loan portfolio and stock repurchases. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the nine months ended September 30, 2017 and 2016:

(Dollars in millions)	For the Nine Months Ended September 30,
	2017	2016	Change
Interest expense	$88.0	$71.5	$16.5
Average outstanding debt principal balance (1)	2,890.8	2,395.1	495.7
Average cost of debt	4.1%	4.0%	0.1%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

Provision for Income Taxes.  For the nine months ended September 30, 2017, the effective tax rate decreased to 36.5% from 37.1% in the same period in 2016. The decrease was primarily due to the adoption of new accounting guidance on January 1, 2017, which reduced our current year provision for income taxes by $2.5 million for tax benefits related to our stock-based compensation plans. For additional information, see Note 3 and Note 11 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of September 30, 2017. For information regarding these financings and the covenants included in the related documents, see Note 8 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

On June 28, 2017, we extended the maturity of our revolving secured line of credit facility with a commercial bank syndicate from June 22, 2019 to June 22, 2020. We also increased the amount of the facility from $310.0 million to $345.0 million until June 22, 2019, when the amount of the facility would decrease to $300.0 million. There were no other material changes to the terms of the facility. On October 19, 2017, we further increased the amount of the facility to $350.0 million until June 22, 2019 and changed the amount to which the facility will decrease on that date from $310.0 million to $315.0 million. There were no material changes to the terms of the facility.

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

On October 26, 2017, we completed a $350.0 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 3.2% (including the initial purchaser’s fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

Cash and cash equivalents as of September 30, 2017 and December 31, 2016 was $4.9 million and $14.6 million, respectively.  As of September 30, 2017 and December 31, 2016, we had $889.5 million and $948.0 million in unused and available lines of credit, respectively. Our total balance sheet indebtedness increased $397.1 million to $3,000.8 million as of September 30, 2017 from $2,603.7 million as of December 31, 2016 primarily due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of September 30, 2017 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2017	$174.7
2018	818.4
2019	1,023.5
2020	453.6
2021	300.0
Over five years	250.0
Total	$3,020.2

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

4.87
First Amendment to Loan and Security Agreement dated as of July 18, 2017 among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, FSB (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 26, 2017).

4.88
Indenture dated as of October 26, 2017, between Credit Acceptance Auto Loan Trust 2017-3 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 26, 2017).

4.89
Sale and Servicing Agreement dated as of October 26, 2017 among the Company, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Funding LLC 2017-3, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 26, 2017).

4.90
Backup Servicing Agreement dated as of October 26, 2017, among the Company, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Auto Loan Trust 2017-3, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 26, 2017).

4.91
Amended and Restated Trust Agreement dated as of October 26, 2017, between Credit Acceptance Funding LLC 2017-3 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 26, 2017).

4.92
Sale and Contribution Agreement dated as of October 26, 2017, between the Company and Credit Acceptance Funding LLC 2017-3 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 26, 2017).

4.93
Amended and Restated Intercreditor Agreement dated October 26, 2017, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Auto Loan Trust 2016-2, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Auto Loan Trust 2015-1, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated October 26, 2017).

4.94	New Bank Addendum to the Sixth Amended and Restated Credit Agreement dated as of October 19, 2017 among the Company, each of the Banks which are parties thereto, and Comerica Bank, as agent.
4.95	Assignment Agreement to the Sixth Amended and Restated Credit Agreement dated as of October 19, 2017 among the Company, the Banks signatory thereto, and Comerica Bank, as agent.

10.19	Amendment to Shareholder Agreement dated as of September 15, 2017, between Credit Acceptance Corporation and Donald A. Foss *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(INS)	XBRL Instance Document.
101(SCH)	XBRL Taxonomy Extension Schema Document.
101(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

*    Management contract or compensatory plan or arrangement.

Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	October 30, 2017