Form 10-K
period 2017-12-31
CREDIT ACCEPTANCE CORP
filed 2018-02-09
CIK 885550

_________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of 8,740,796 shares of the Registrant's common stock held by non-affiliates on June 30, 2017 was approximately $2,247.6 million.  For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At February 2, 2018, there were 19,310,049 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement pertaining to the 2018 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).
_________________________________________________________________________________________________________________

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2017

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2017	2016	2015
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.6%	95.8%	96.1%

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2015	87.4%	12.6%	82.8%	17.2%
2016	78.6%	21.4%	71.4%	28.6%
2017	72.5%	27.5%	68.5%	31.5%

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

If the collections on Consumer Loans from a Dealer’s pool are not sufficient to repay the advance balance and any other amounts due to us, the Dealer will not receive Dealer Holdback. Certain events may also result in Dealers forfeiting their rights to Dealer Holdback, including becoming inactive before assigning at least 100 Consumer Loans.

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

•
Other income, which primarily consists of: ancillary product profit sharing, GPS-SID fees, remarketing fees, Dealer support products and services, and Dealer enrollment fees.  For additional information, see Note 2 to the consolidated financial statements contained in Item 8 to this Form 10-K, which is incorporated herein by reference.

The following table sets forth the percent relationship to total revenue of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue	2017	2016	2015
Finance charges	91.1%	90.2%	88.5%
Premiums earned	3.7%	4.4%	5.8%
Other income	5.2%	5.4%	5.7%
Total revenue	100.0%	100.0%	100.0%

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

For the Years Ended December 31,	Dealer Enrollments	Active Dealers (1)
2015	4,285	9,064
2016	4,100	10,536
2017	4,491	11,551

(1)	Active Dealers are Dealers who have received funding for at least one Loan during the period.

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

A Consumer Loan is originated by the Dealer when a consumer enters into a contract with a Dealer that sets forth the terms of the agreement between the consumer and the Dealer for the payment of the purchase price of the vehicle.  The amount of the Consumer Loan consists of the total principal and interest that the consumer is required to pay over the term of the Consumer Loan.  Consumer Loans are written on a contract form provided by us.  Although the Dealer is named in the Consumer Loan contract, the Dealer generally does not have legal ownership of the Consumer Loan for more than a moment and we, not the Dealer, are listed as lien holder on the vehicle title.  Consumers are obligated to make payments on the Consumer Loan directly to us, and any failure to make such payments will result in our pursuing payment through collection efforts.

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

We audit Consumer Loan files for legal and underwriting guidelines on a daily basis in order to assess whether our Dealers are operating in accordance with the terms and conditions of our Dealer servicing agreement.  We occasionally identify breaches of the Dealer servicing agreement and depending upon the circumstances, and at our discretion, we may:

•	change pricing or charge the Dealer fees for future Consumer Loan assignments;

•	reassign the Consumer Loans back to the Dealer and require repayment of the related advances and/or purchase payments; or

•	terminate our relationship with the Dealer.

Consumer Loans that have been assigned to us can be reassigned back to the Dealer, at the Dealer’s discretion, as follows:

•
An individual Consumer Loan may be reassigned within 180 days of assignment. We require repayment of the related advance or purchase payment and, if requested more than 90 days after assignment, payment of a fee; and

•	All Consumer Loans assigned under the Portfolio Program may be reassigned through termination of the Dealer servicing agreement, as described under "Dealer Servicing Agreement," above.

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

We provide Dealers the ability to offer Guaranteed Asset Protection (“GAP”) to consumers through our relationships with TPPs. GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer's insurance policy in the event of a total loss of the vehicle due to severe damage or theft. The wholesale cost of GAP is charged to the Dealer’s advance balance, and paid to the TPP, net of an administrative fee retained by us. We recognize our fee as part of finance charges on a level-yield basis based upon forecasted cash flows. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. The commission is charged to the Dealer’s advance balance. TPPs process claims on GAP contracts that are underwritten by third party insurers. Our agreements with certain TPPs allow us to receive profit sharing payments depending on the performance of the GAP contracts.

We provide Dealers in certain states the ability to purchase GPS Starter Interrupt Devices (“GPS-SID”) through our relationship with a TPP.  Through this program, Dealers can install GPS-SID on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle.  Dealers purchase GPS-SID directly from the TPP.  The TPP pays us a fee for each device sold, at which time the fee revenue is recognized in other income within our consolidated statements of income.

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

Customer and Geographic Concentrations

No single Dealer accounted for more than 10% of total revenues during any of the last three years.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2017 or 2016.  The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealers during 2017, 2016 and 2015:

	For the Year Ended December 31, 2017
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$285.7	10.0%	792	6.9%
Ohio	209.8	7.3%	777	6.7%
Texas	189.7	6.6%	847	7.3%
New York	176.4	6.1%	690	6.0%
Maryland	132.0	4.6%	291	2.5%
All other states	1,879.5	65.4%	8,154	70.6%
Total	$2,873.1	100.0%	11,551	100.0%
	For the Year Ended December 31, 2016
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$255.1	9.7%	756	7.2%
Ohio	179.0	6.8%	674	6.4%
Texas	173.3	6.6%	755	7.2%
New York	166.4	6.3%	657	6.2%
Maryland	130.3	4.9%	242	2.3%
All other states	1,731.4	65.7%	7,452	70.7%
Total	$2,635.5	100.0%	10,536	100.0%
	For the Year Ended December 31, 2015
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$232.3	10.7%	675	7.5%
New York	173.2	8.0%	615	6.8%
Ohio	144.3	6.7%	572	6.3%
Texas	128.8	5.9%	610	6.7%
Maryland	97.2	4.5%	208	2.3%
All other states	1,391.2	64.2%	6,384	70.4%
Total	$2,167.0	100.0%	9,064	100.0%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(2)	Active Dealers are Dealers who have received funding for at least one Loan during the year.

Geographic Financial Information

For the three years ended December 31, 2017, 2016 and 2015, all of our revenues were derived from the United States.  As of December 31, 2017 and 2016, all of our long-lived assets were located in the United States.

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

On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On November 20, 2017, we received a second civil investigation demand from the Office of the Attorney General of the Commonwealth of Massachusetts seeking updated information on its original civil investigation demand, additional information related to the Company's origination and collection of Consumer Loans, and information regarding securitization activities. On December 9, 2014, we received a civil investigative subpoena from the U.S. Department of Justice pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 directing us to produce certain information relating to subprime automotive finance and related securitization activities. On September 18, 2015, we received a subpoena from the Attorney General of the State of New York, Civil Rights Bureau relating to the Company’s origination and collection of Consumer Loans in the state of New York. On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On November 7, 2016, we received a civil investigative demand from the Federal Trade Commission seeking information on the Company’s policies, practices and procedures in allowing car dealers to use GPS Starter Interrupters on consumer vehicles. On June 14, 2017, we were informed that the Consumer Financial Protection Bureau’s Office of Fair Lending and Equal Opportunity is investigating whether the Company may have violated the Equal Credit Opportunity Act and Regulation B. On August 14, 2017, we received a subpoena from the Attorney General of the State of Mississippi, relating to the origination and collection of non-prime auto loans in the state of Mississippi. We are cooperating with these inquiries and cannot predict the eventual scopes, durations or outcomes at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from these investigations. We may from time to time become subject to other investigations or regulatory reviews undertaken by governmental authorities.

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

Support.  The support function includes team members that are responsible for information technology, finance, compliance, analytics, human resources, quality assurance and corporate legal activities.

As of December 31, 2017, we had 1,817 full and part-time team members.  Our team members have no union affiliations and we believe our relationship with our team members is in good standing.  The table below presents team members by operating function:

	Number of Team Members As of December 31,
Operating Function	2017	2016	2015
Originations	517	453	409
Servicing	810	728	640
Support	490	428	376
Total	1,817	1,609	1,425

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

We have a substantial amount of debt, which could have negative consequences, including the following:

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

The automobile finance market for consumers who do not qualify for conventional automobile financing is large and highly competitive.  The market is served by a variety of companies including "buy here, pay here" dealerships.  The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned.  Many of these companies are much larger and have greater financial resources than are available to us, and many have long standing relationships with automobile dealerships.  Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and consumers.  We may be unable to compete successfully in the automobile finance market or, due to the intense competition in this market, our results of operations, cash flows and financial condition may be adversely affected as we adjust our business in response to competitive pressures.  Increasing advance rates on Loans has the impact of reducing the return on capital we expect to earn on Loans.  Additionally, if we are unsuccessful in maintaining and expanding our relationships with Dealers, we may be unable to accept Consumer Loans in the volume and on the terms that we anticipate.

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

Technological advancements or changes to trends in the automobile industry such as new autonomous driving technologies or car- and ride-sharing programs could decrease consumer demand for automobiles.  Decreased consumer demand for automobiles could negatively impact demand for our financing programs as well as weaken collateral values of automobiles, which could materially adversely affect our financial position, liquidity and results of operations.

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

We have relationships with TPPs to administer vehicle service contracts and GAP underwritten by third party insurers and financed by us.  We depend on these TPPs to evaluate and pay claims in an accurate and timely manner.  We also have a relationship with a TPP to sell and administer GPS-SID.  If our relationships with these TPPs were modified, disrupted, or terminated, we would need to obtain these services from an alternative administrator or provide them using our internal resources.  We may be unable to replace these TPPs with a suitable alternative in a timely and efficient manner on terms we consider acceptable, or at all.  In the event we were unable to effectively administer our ancillary products offerings, we may need to eliminate or suspend our ancillary product offerings from our future business, we may experience a decline in the performance of our Consumer Loans, our reputation in the marketplace could be undermined, and our financial position, liquidity and results of operations could be adversely affected.

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

Dealers are located throughout the United States.  During the year ended December 31, 2017, our five largest states (measured by advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program) contained 29.4% of our Dealers. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealers in these five states due to the number of Dealers in these states and currently prevailing economic, demographic, regulatory, competitive and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity and results of operations.

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

As of December 31, 2017, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned 16.0% of our common stock, Donald Foss, our founder and former Chairman of the Board, beneficially owned 14.3% of our common stock, and Jill Foss Watson, Mr. Foss's daughter, beneficially owned 13.0% of our common stock.  As a result, these few shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

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

We lease approximately 85,000 square feet of office space in Southfield, Michigan and approximately 31,000 square feet of office space in Henderson, Nevada.  The multiple leases for the Southfield, Michigan space expire in September 2018, April 2019 and July 2021.  The lease for the Henderson, Nevada space expires in December 2022. We have renewal options on all of our office space leases. Additionally, there currently is a significant amount of unoccupied office space available for lease in the markets where we operate.

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

Stock Price

During the year ended December 31, 2017, our common stock was traded on The Nasdaq Global Select Market® (“NASDAQ”) under the symbol “CACC”.  The following table sets forth the high and low sale prices as reported by the NASDAQ for the common stock for the relevant periods during 2017, 2016 and 2015.

	2017		2016		2015
Quarters Ended	High	Low	High	Low	High	Low
March 31	$221.00	$183.01	$223.57	$161.00	$209.99	$129.82
June 30	264.43	182.50	209.99	166.90	246.45	191.25
September 30	284.75	239.00	209.99	172.38	277.98	178.79
December 31	338.12	274.02	221.10	160.63	258.58	159.43

As of February 2, 2018, we had 193 shareholders of record and approximately 10,200 beneficial holders of our common stock based upon securities position listings furnished to us.

Dividends

We have not paid any cash dividends during the periods presented. Our debt agreements contain covenants that limit our ability to pay dividends on our common stock. Our debt agreements also contain financial covenants which may indirectly limit the payment of dividends on our common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2013 and ending on December 31, 2017 with the cumulative total return on the NASDAQ Market Index and a peer group index based upon approximately 100 companies included in the Dow Jones – US General Financial Index.  The comparison assumes that $100 was invested on January 1, 2013 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2017, 2016 and 2015, and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K, which is incorporated herein by reference.

(Dollars in millions, except per share data)	Years Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data:
Revenue:
Finance charges	$1,011.5	$874.3	$730.5	$630.4	$590.4
Premiums earned	41.1	43.0	48.2	52.3	51.5
Other income	57.4	51.9	46.6	40.8	40.2
Total revenue	1,110.0	969.2	825.3	723.5	682.1
Costs and expenses:
Salaries and wages	140.1	126.5	116.4	100.2	87.3
General and administrative	55.5	48.2	37.8	34.3	34.4
Sales and marketing	58.4	49.4	45.9	36.8	34.5
Provision for credit losses	129.3	90.2	41.5	12.8	21.9
Interest	120.2	97.7	76.0	56.7	65.0
Provision for claims	22.7	26.0	33.2	40.0	40.8
Loss on extinguishment of debt	—	—	—	21.8	—
Total costs and expenses	526.2	438.0	350.8	302.6	283.9
Income before provision for income taxes	583.8	531.2	474.5	420.9	398.2
Provision for income taxes	113.6	198.4	174.8	154.7	145.1
Net income	$470.2	$332.8	$299.7	$266.2	$253.1
Net income per share:
Basic	$24.12	$16.37	$14.35	$11.96	$10.61
Diluted	$24.04	$16.31	$14.28	$11.92	$10.54
Weighted average shares outstanding:
Basic	19,497,719	20,331,769	20,891,695	22,257,104	23,850,789
Diluted	19,558,936	20,410,116	20,980,753	22,331,401	24,009,593
Balance Sheet Data:
Loans receivable, net	$4,619.6	$3,886.6	$3,101.5	$2,512.9	$2,212.8
All other assets	366.0	331.4	271.1	258.3	207.2
Total assets	$4,985.6	$4,218.0	$3,372.6	$2,771.2	$2,420.0
Total debt	$3,070.8	$2,603.7	$2,067.8	$1,738.3	$1,379.0
Other liabilities	379.0	440.6	376.7	330.7	290.9
Total liabilities	3,449.8	3,044.3	2,444.5	2,069.0	1,669.9
Shareholders' equity (1)	1,535.8	1,173.7	928.1	702.2	750.1
Total liabilities and shareholders' equity	$4,985.6	$4,218.0	$3,372.6	$2,771.2	$2,420.0

(1)	No dividends were paid during the periods presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2017, consolidated net income was $470.2 million, or $24.04 per diluted share, compared to $332.8 million, or $16.31 per diluted share, for the same period in 2016 and $299.7 million, or $14.28 per diluted share, for the same period in 2015.  The growth in 2017 consolidated net income was primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017, which increased consolidated net income by $99.8 million, and an increase in the average balance of our Loan portfolio, partially offset by a revision to our Loan net cash flow timing forecast during the fourth quarter of 2017, which decreased consolidated net income by $30.8 million. The growth in 2016 consolidated net income was primarily due to an increase in the average balance of our Loan portfolio, partially offset by a decline in Consumer Loan performance.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2017, with the forecasts as of December 31, 2016, as of December 31, 2015, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2017	December 31, 2016	December 31, 2015	Initial Forecast	December 31, 2016	December 31, 2015	Initial Forecast
2008	70.5%	70.4%	70.3%	69.7%	0.1%	0.2%	0.8%
2009	79.5%	79.4%	79.4%	71.9%	0.1%	0.1%	7.6%
2010	77.6%	77.6%	77.4%	73.6%	0.0%	0.2%	4.0%
2011	74.7%	74.7%	74.2%	72.5%	0.0%	0.5%	2.2%
2012	73.8%	73.7%	73.2%	71.4%	0.1%	0.6%	2.4%
2013	73.5%	73.4%	73.4%	72.0%	0.1%	0.1%	1.5%
2014	71.7%	71.8%	72.6%	71.8%	-0.1%	-0.9%	-0.1%
2015	65.5%	66.1%	67.8%	67.7%	-0.6%	-2.3%	-2.2%
2016	64.8%	65.1%	—	65.4%	-0.3%	—	-0.6%
2017	65.6%	—	—	64.0%	—	—	1.6%

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

For the year ended December 31, 2017, forecasted collection rates improved for Consumer Loans assigned in 2017, declined for Consumer Loans assigned in 2015 and 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented.

For the year ended December 31, 2016, forecasted collection rates improved for Consumer Loans assigned in 2010 through 2012, declined for Consumer Loans assigned in 2014 through 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the years ended December 31,
Increase (decrease) in forecasted net cash flows	2017	2016	2015
Dealer Loans	$(5.6)	$(35.4)	$3.6
Purchased Loans	41.7	15.3	20.3
Total Loans	$36.1	$(20.1)	$23.9

In addition to the statistical model used to forecast collection rates, we use a model to forecast the timing of future net cash flows. During the fourth quarter of 2017, we updated our net cash flow timing model to incorporate more recent data. The revised forecast resulted in an expected cash flow stream with a lower net present value as compared to the prior forecast, as less cash flows are expected in earlier periods and more cash flows are expected in later periods.

The reduction in net present value was primarily the result of a change in the expected timing of cash flows from longer-term Consumer Loans. Due to our limited historical experience with longer-term Consumer Loans, our prior model relied on extrapolations from the historical performance of shorter-term Consumer Loans to predict the timing of future net cash flows on longer-term Consumer Loans. We now have additional historical experience on these longer-term loans which we used to refine our estimate.

The revision to our net cash flow timing forecast does not impact the amount of undiscounted net cash flows we expect to receive. As a result, the dollar amount of future net portfolio revenue (finance charges less provision for credit losses) is not impacted by the revision. However, the revision does impact the period in which those net revenues will be recorded as a portion of the impact of the revised timing estimate was recorded as a current period expense and a portion was recorded as a yield adjustment. For the fourth quarter of 2017, the revision increased provision for credit losses by $41.6 million, reduced finance charge revenue by $7.3 million and reduced net income by $30.8 million. The revision reduced the yield on our loan portfolio by 90 basis points, which will impact the timing of revenue recognition in future periods.

During the fourth quarter of 2016, we enhanced our methodology for forecasting the amount and timing of future collections on Consumer Loans through the utilization of more recent data and new forecast variables. Implementation of the enhanced forecasting methodology as of October 31, 2016 did not have a material impact on provision for credit losses or net income; however, it did reduce forecasted net cash flows by $1.8 million, all of which related to Dealer Loans. The implementation also decreased the forecasted collection rates for Consumer Loans assigned in 2015 and 2016 and increased the forecasted collection rates for Consumer Loans assigned in 2011 through 2013.

The following table presents information on the average Consumer Loan assignment for each of the last ten years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Average Initial Term (in months)
2008	$14,518	$6,479	42
2009	12,689	5,565	38
2010	14,480	6,473	41
2011	15,686	7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55

(1)	Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2017.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2017
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2008	70.5%	44.6%	25.9%	99.8%
2009	79.5%	43.9%	35.6%	99.8%
2010	77.6%	44.7%	32.9%	99.5%
2011	74.7%	45.5%	29.2%	98.9%
2012	73.8%	46.3%	27.5%	98.2%
2013	73.5%	47.6%	25.9%	96.0%
2014	71.7%	47.7%	24.0%	88.9%
2015	65.5%	44.5%	21.0%	72.7%
2016	64.8%	43.8%	21.0%	47.5%
2017	65.6%	43.2%	22.4%	15.3%

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

The following table compares our forecast of Consumer Loan collection rates as of December 31, 2017 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately.

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	December 31, 2017	Initial Forecast	Variance	December 31, 2017	Initial Forecast	Variance
2008	70.8%	70.2%	0.6%	69.8%	68.8%	1.0%
2009	79.2%	72.1%	7.1%	80.8%	70.5%	10.3%
2010	77.5%	73.6%	3.9%	78.7%	73.1%	5.6%
2011	74.6%	72.4%	2.2%	76.3%	72.7%	3.6%
2012	73.6%	71.3%	2.3%	75.9%	71.4%	4.5%
2013	73.4%	72.1%	1.3%	74.3%	71.6%	2.7%
2014	71.6%	71.9%	-0.3%	72.7%	70.9%	1.8%
2015	64.8%	67.5%	-2.7%	69.8%	68.5%	1.3%
2016	63.9%	65.1%	-1.2%	67.5%	66.5%	1.0%
2017	65.0%	63.8%	1.2%	67.1%	64.6%	2.5%

(1)
The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment. Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s Consumer Loans from the Dealer Loan portfolio to the Purchased Loan portfolio in the period this forfeiture occurs. During 2017, we changed the presentation of current forecasted collection rates for each Consumer Loan assignment year to exclude the impact of transfers. Prior to 2017, the presentation of current forecasted collection rates for each Consumer Loan assignment year reflected the current Consumer Loan classification.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of December 31, 2017 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2008	70.8%	43.3%	27.5%	69.8%	47.1%	22.7%
2009	79.2%	43.4%	35.8%	80.8%	46.0%	34.8%
2010	77.5%	44.4%	33.1%	78.7%	47.3%	31.4%
2011	74.6%	45.1%	29.5%	76.3%	49.3%	27.0%
2012	73.6%	46.0%	27.6%	75.9%	50.0%	25.9%
2013	73.4%	47.2%	26.2%	74.3%	51.5%	22.8%
2014	71.6%	47.2%	24.4%	72.7%	51.8%	20.9%
2015	64.8%	43.4%	21.4%	69.8%	50.2%	19.6%
2016	63.9%	42.1%	21.8%	67.5%	48.6%	18.9%
2017	65.0%	42.1%	22.9%	67.1%	45.8%	21.3%

(1)
The forecasted collection rates and advance rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment. Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s Consumer Loans from the Dealer Loan portfolio to the Purchased Loan portfolio in the period this forfeiture occurs. During 2017, we changed the presentation of forecasted collection rates and advance rates for each Consumer Loan assignment year to exclude the impact of transfers. Prior to 2017, the presentation of forecasted collection rates and advance rates for each Consumer Loan assignment year reflected the current Consumer Loan classification.

(2)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

During the fourth quarter of 2017, we transferred $89.0 million of Dealer Loans along with the related allowance for credit losses balance of $31.8 million to Purchased Loans. Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. Substantially all of these transfers relate to Dealers where events had occurred in prior periods that met our criteria for forfeiture. However, while we intended to exercise our rights to Dealer Holdback in the period the forfeiture event occurred, we did not exercise our rights for these Dealers until the fourth quarter of 2017.

Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require us to pay Dealer Holdback.

The spread on Dealer Loans increased from 21.8% in 2016 to 22.9% in 2017 as a result of the performance of 2017 Consumer Loans in our Dealer Loan portfolio, which has exceeded our initial estimates, while those assigned to us in 2016 have declined from our initial estimates, partially offset by a change in the mix of Consumer Loan assignments.

The spread on Purchased Loans increased from 18.9% in 2016 to 21.3% in 2017 as a result of the performance of 2017 Consumer Loans in our Purchased Loan portfolio, which exceeded our initial estimates by a greater margin than those assigned to us in 2016, partially offset by a change in the mix of Consumer Loan assignments.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.0 to 1 as of December 31, 2017.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last three years as compared to the same period in the previous year:

	Year over Year Percent Change
For the Year Ended December 31,	Unit Volume	Dollar Volume (1)
2015	33.2%	29.3%
2016	10.9%	21.6%
2017	-0.7%	9.0%

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

Unit volume declined 0.7% while dollar volume grew 9.0% during 2017 as the number of active Dealers grew 9.6% while average volume per active Dealer declined 9.6%. Dollar volume grew while unit volume declined during 2017 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to increases in the average initial loan term and average vehicle selling price and an increase in Purchased Loans as a percentage of total unit volume, partially offset by a decrease in the average advance rate due to a decrease in the average initial forecast of the Consumer Loans assigned.

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

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	% Change	2016	2015	% Change
Consumer Loan unit volume	328,507	330,710	-0.7%	330,710	298,288	10.9%
Active Dealers (1)	11,551	10,536	9.6%	10,536	9,064	16.2%
Average volume per active Dealer	28.4	31.4	-9.6%	31.4	32.9	-4.6%

Consumer Loan unit volume from Dealers active both periods	278,497	295,444	-5.7%	282,129	273,839	3.0%
Dealers active both periods	7,524	7,524	—	6,925	6,925	—
Average volume per Dealer active both periods	37.0	39.3	-5.7%	40.7	39.5	3.0%

Consumer Loan unit volume from Dealers not active both periods	50,010	35,266	41.8%	48,581	24,449	98.7%
Dealers not active both periods	4,027	3,012	33.7%	3,611	2,139	68.8%
Average volume per Dealer not active both periods	12.4	11.7	6.0%	13.5	11.4	18.4%

(1)	Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	% Change	2016	2015	% Change
Consumer Loan unit volume from new Dealers	46,985	46,232	1.6%	46,232	52,577	-12.1%
New active Dealers (1)	3,740	3,406	9.8%	3,406	3,404	0.1%
Average volume per new active Dealer	12.6	13.6	-7.4%	13.6	15.4	-11.7%

Attrition (2)	-10.7%	-8.2%		-8.2%	-6.9%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2015	87.4%	12.6%	82.8%	17.2%
2016	78.6%	21.4%	71.4%	28.6%
2017	72.5%	27.5%	68.5%	31.5%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of December 31, 2017 and 2016, the net Dealer Loans receivable balance was 68.2% and 74.6%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our results of operations and income statement data on a consolidated basis.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2017	2016	$ Change	% Change
Revenue:
Finance charges	$1,011.5	$874.3	$137.2	15.7%
Premiums earned	41.1	43.0	(1.9)	-4.4%
Other income	57.4	51.9	5.5	10.6%
Total revenue	1,110.0	969.2	140.8	14.5%
Costs and expenses:
Salaries and wages (1)	140.1	126.5	13.6	10.8%
General and administrative (1)	55.5	48.2	7.3	15.1%
Sales and marketing (1)	58.4	49.4	9.0	18.2%
Provision for credit losses	129.3	90.2	39.1	43.3%
Interest	120.2	97.7	22.5	23.0%
Provision for claims	22.7	26.0	(3.3)	-12.7%
Total costs and expenses	526.2	438.0	88.2	20.1%
Income before provision for income taxes	583.8	531.2	52.6	9.9%
Provision for income taxes	113.6	198.4	(84.8)	-42.7%
Net income	$470.2	$332.8	$137.4	41.3%
Net income per share:
Basic	$24.12	$16.37	$7.75	47.3%
Diluted	$24.04	$16.31	$7.73	47.4%
Weighted average shares outstanding:
Basic	19,497,719	20,331,769	(834,050)	-4.1%
Diluted	19,558,936	20,410,116	(851,180)	-4.2%

(1) Operating expenses	$254.0	$224.1	$29.9	13.3%

Finance Charges. The increase of $137.2 million, or 15.7%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2017	2016	Change
Average net Loans receivable balance	$4,276.4	$3,534.0	$742.4
Average yield on our Loan portfolio	23.7%	24.7%	-1.0%

The following table summarizes the impact each component had on the overall increase in finance charges for the year ended December 31, 2017:

(In millions) Impact on finance charges:	For the Year Ended December 31, 2017
Due to an increase in the average net Loans receivable balance	$183.7
Due to a decrease in the average yield	(46.5)
Total increase in finance charges	$137.2

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the year ended December 31, 2017 decreased as compared to the same period in 2016 due to lower yields on new Consumer Loan assignments.

Other Income.  The increase of $5.5 million, or 10.6%, was primarily due to an increase in ancillary product profit sharing income due to growth in our Loan portfolio, partially offset by a decrease in GPS Starter Interrupt Device fee income due to a decrease in the number of units purchased by Dealers from our third party provider in the current year.

Operating Expenses.  The increase of $29.9 million, or 13.3%, was primarily due to the following:

•	An increase in salaries and wages expense of $13.6 million, or 10.8%, comprised of the following:

•	An increase of $7.9 million in stock-based compensation expense primarily due to 2017 stock awards.

•	A decrease of $4.8 million in cash-based incentive compensation expense primarily due to a decline in Company performance measures.

•
Excluding the changes in stock-based and cash-based incentive compensation expenses, salaries and wages expense increased $10.5 million primarily related to an increase of $6.2 million for our servicing function and $3.9 million for our support function as a result of an increase in the number of team members.

•	An increase in sales and marketing expense of $9.0 million, or 18.2%, primarily due to an increase in the size of our sales force.

•	An increase in general and administrative expense of $7.3 million, or 15.1%, primarily as a result of an increase in legal fees.

Provision for Credit Losses.  Under accounting principles generally accepted in the United States of America (“GAAP”), when the present value of forecasted future cash flows declines relative to our expectations at the time of assignment, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  For purposes of calculating the required allowance, Dealer Loans are grouped by Dealer and Purchased Loans are grouped by month of purchase.  As a result, regardless of the overall performance of the portfolio of Consumer Loans, a provision can be required if any individual Loan pool performs worse than expected.  Conversely, a previously recorded provision can be reversed if any previously impaired individual Loan pool experiences an improvement in performance.

During the year ended December 31, 2017, overall Consumer Loan performance was generally consistent with our expectations at the start of the year. However, the performance of certain Loan pools declined from our expectations during the year, resulting in a provision for credit losses of $129.3 million for the year ended December 31, 2017, of which $103.4 million related to Dealer Loans and $25.9 million related to Purchased Loans. Provision for credit losses included an additional expense of $41.6 million related to the revision of our net cash flow timing forecast during the fourth quarter of 2017, of which $31.9 million related to Dealer Loans and $9.7 million related to Purchased Loans. For additional information, see Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

During the year ended December 31, 2016, overall Consumer Loan performance declined from our expectations at the start of the year, resulting in a provision for credit losses of $90.2 million for the year ended December 31, 2016, of which $87.3 million related to Dealer Loans and $2.9 million related to Purchased Loans.

Interest.   The increase of $22.5 million, or 23.0%, was due to increases in the average outstanding debt balance and our average cost of debt, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2017	2016	Change
Interest expense	$120.2	$97.7	$22.5
Average outstanding debt principal balance (1)	2,944.8	2,459.5	485.3
Average cost of debt	4.1%	4.0%	0.1%

(1) Includes the unamortized debt discount and excludes deferred debt issuance costs.

The average outstanding debt balance increased primarily due to debt proceeds used to fund growth in new Consumer Loan assignments and stock repurchases. The increase in our average cost of debt was primarily a result of a change in the mix of our outstanding debt.

Provision for Income Taxes.  For the year ended December 31, 2017, the effective income tax rate decreased to 19.5% from 37.3% for the year ended December 31, 2016. The decrease was primarily due to the enactment of the Tax Cuts and Jobs Act in December 2017, which resulted in the reversal of $99.8 million of provision for income taxes. While the new federal statutory income tax rate was not effective until January 1, 2018, we were required to revalue deferred taxes and uncertain tax positions as of December 31, 2017 at the new federal statutory income tax rate. Based on currently enacted federal and state statutory income tax rates, we believe our long-term effective income tax rate will decrease from 37% in past years to approximately 23% in 2018 and future years. For additional information, see Note 11 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Premiums Earned.  The decrease of $5.2 million, or 10.8%, was primarily due to a decrease in the size of our reinsurance portfolio, which was the result of a decline in premiums written on vehicle service contracts. While we have experienced growth in our Loan portfolio, the percentage of Consumer Loan assignments with reinsured vehicle service contracts has declined.

Other Income.  The increase of $5.3 million, or 11.4%, was primarily due to growth in our Loan portfolio, resulting in increases of $3.7 million in ancillary product profit sharing and $2.3 million in remarketing fees, partially offset by a decrease in GPS-SID fees of $2.9 million due to a decrease in the number of units purchased by Dealers from our third party provider in the current year.

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

Interest.   The increase of $21.7 million, or 28.6%, was due to increases in the average outstanding debt balance and our average cost of debt, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2016	2015	Change
Interest expense	$97.7	$76.0	$21.7
Average outstanding debt principal balance (1)	2,459.5	1,964.4	495.1
Average cost of debt	4.0%	3.9%	0.1%

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

Provision for Income Taxes.  For the year ended December 31, 2016, the effective income tax rate increased to 37.3% from 36.8% for the year ended December 31, 2015. The increase was primarily due to higher effective income tax rates in certain state tax jurisdictions.

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

During the fourth quarter of 2017, we updated our net cash flow timing model to incorporate more recent data. The revised forecast resulted in an expected cash flow stream with a lower net present value as compared to the prior forecast, as less cash flows are expected in earlier periods and more cash flows are expected in later periods.

The reduction in net present value was primarily the result of a change in the expected timing of cash flows from longer-term Consumer Loans. Due to our limited historical experience with longer-term Consumer Loans, our prior model relied on extrapolations from the historical performance of shorter-term Consumer Loans to predict the timing of future net cash flows on longer-term Consumer Loans. We now have additional historical experience on these longer-term loans which we used to refine our estimate.

The revision to our net cash flow timing forecast does not impact the amount of undiscounted net cash flows we expect to receive. As a result, the dollar amount of future net portfolio revenue (finance charges less provision for credit losses) is not impacted by the revision. However, the revision does impact the period in which those net revenues will be recorded as a portion of the impact of the revised timing estimate was recorded as a current period expense and a portion was recorded as a yield adjustment. For the fourth quarter of 2017, the revision increased provision for credit losses by $41.6 million, reduced finance charge revenue by $7.3 million and reduced net income by $30.8 million. The revision reduced the yield on our loan portfolio by 90 basis points, which will impact the timing of revenue recognition in future periods.

During the fourth quarter of 2016, we enhanced our methodology for forecasting the amount and timing of future collections on Consumer Loans through the utilization of more recent data and new forecast variables. Implementation of the enhanced forecasting methodology as of October 31, 2016 did not have a material impact on provision for credit losses or net income; however, it did reduce forecasted net cash flows by $1.8 million, all of which related to Dealer Loans. The implementation also decreased the forecasted collection rates for Consumer Loans assigned in 2015 and 2016 and increased the forecasted collection rates for Consumer Loans assigned in 2011 through 2013.

Key Factors.  Variances in the amount and timing of future net cash flows from current estimates could materially impact earnings in future periods.  A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2017 would have reduced 2017 net income by approximately $22.2 million.

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

Key Factors.  Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods.  A 10% change in premiums earned for the year ended December 31, 2017 would have affected 2017 net income by approximately $2.6 million.

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

Key Factors.  Changes in the expected vesting dates of performance-based restricted stock awards and expected forfeiture rates would impact the amount and timing of stock-based compensation expense recognized in future periods.  A 10% change in stock-based compensation expense for the year ended December 31, 2017 would have affected 2017 net income by approximately $1.0 million.

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

In December 2017, the Tax Cuts and Jobs Act was enacted, which decreased the federal statutory income tax rate. While the new federal statutory income tax rate was not effective until January 1, 2018, we were required to revalue uncertain tax positions as of December 31, 2017 at the new federal statutory income tax rate, which resulted in the reversal of $5.1 million of provision for income taxes. On December 23, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provides for a one-year measurement period from a registrant’s reporting period that includes the Tax Cuts and Jobs Act’s enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under Accounting Standards Codification Topic 740. For information regarding the impact of the enactment of the Tax Cuts and Jobs Act, see Note 11 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Key Factors.  To the extent we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our effective income tax rate in future periods could be materially affected.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.  There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of December 31, 2017.  For information regarding these financings and the covenants included in the related documents, see Note 8 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

On June 28, 2017, we extended the maturity of our revolving secured line of credit facility with a commercial bank syndicate from June 22, 2019 to June 22, 2020. We also increased the amount of the facility from $310.0 million to $345.0 million until June 22, 2019, when the amount of the facility would decrease to $300.0 million. There were no other material changes to the terms of the facility. On October 19, 2017, we further increased the amount of the facility to $350.0 million until June 22, 2019 and changed the amount to which the facility will decrease on that date from $300.0 million to $315.0 million. There were no material changes to the terms of the facility.

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

On December 1, 2017, we entered into Warehouse Facility VII, a $150.0 million revolving secured warehouse facility. The facility will cease to revolve on December 1, 2019, and must be repaid by November 30, 2021. Borrowings under the facility will generally bear interest at a rate equal to the commercial paper rate plus 190 basis points to class A lenders and the commercial paper rate plus 220 basis points to class B lenders.

On December 20, 2017, we extended the date on which Warehouse Facility II will cease to revolve from June 23, 2019 to December 20, 2020. The interest rate on borrowings under the facility decreased from LIBOR plus 225 basis points to LIBOR plus 175 basis points. There were no other material changes to the terms of the facility.

Cash and cash equivalents decreased to $8.2 million as of December 31, 2017 from $14.6 million as of December 31, 2016.  As of December 31, 2017 and December 31, 2016 we had $1,161.1 million and $948.0 million in unused and available lines of credit, respectively. Our total balance sheet indebtedness increased to $3,070.8 million as of December 31, 2017 from $2,603.7 million as of December 31, 2016 primarily due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of the total future contractual obligations requiring repayments as of December 31, 2017 is as follows:

(In millions)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt, including current maturities (1)	$3,093.0	$800.1	$1,719.5	$323.4	$250.0	$—
Dealer Holdback (2)	805.1	136.2	246.4	254.7	167.8	—
Operating lease obligations	6.6	1.7	3.1	1.8	—	—
Purchase obligations (3)	4.2	1.2	2.4	0.6	—	—
Other future obligations (4)	31.9	—	—	—	—	31.9
Total contractual obligations	$3,940.8	$939.2	$1,971.4	$580.5	$417.8	$31.9

(1)
Long-term debt obligations included in the above table consist solely of principal repayments. The amounts are presented on a principal basis to exclude deferred debt issuance costs of $20.9 million and the unamortized debt discount of $1.3 million. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 8 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.  Based on the actual amounts outstanding under our revolving secured line of credit, our Warehouse facilities, and our senior notes as of December 31, 2017, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2017, interest is expected to be approximately $99.5 million during 2018; $74.0 million during 2019; and $106.2 million during 2020 and thereafter.

(2)
We have contractual obligations to pay Dealer Holdback to our Dealers.  Payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances.  The amounts presented represent our forecast as of December 31, 2017.

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

As of December 31, 2017, we had $13.9 million of floating rate debt outstanding on our revolving secured line of credit, without interest rate protection. For every 1.0% increase in interest rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $0.1 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2017, we had interest rate cap agreements outstanding to manage the interest rate risk on Warehouse Facility II, Warehouse Facility IV, Warehouse Facility V and Warehouse Facility VII. However, as of December 31, 2017, there was no floating rate debt outstanding under these facilities.

As of December 31, 2017, we did not have a balance outstanding under Warehouse Facility VI, which does not have interest rate protection.

As of December 31, 2017, we had $385.0 million in floating rate debt outstanding under Term ABS 2016-1 covered by an interest rate cap with a cap rate of 5.00% on the underlying benchmark rate. Based on the difference between the underlying benchmark rate on Term ABS 2016-1 as of December 31, 2017 and the interest rate cap rate, the interest rate on Term ABS 2016-1 could increase by a maximum of 3.44%. This maximum interest rate increase would reduce annual after-tax earnings by approximately $10.2 million, assuming we maintain a level amount of floating rate debt.

New Accounting Updates

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting updates and the impact of the implementation of these updates on our financial statements:

•	Restricted Cash

•	Measurement of Credit Losses on Financial Instruments

•	Leases

•	Revenue from Contracts with Customers

•	Improvements to Employee Share-Based Payment Accounting

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Credit Acceptance Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 9, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Southfield, Michigan
February 9, 2018

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)	As of December 31,
	2017	2016
ASSETS:
Cash and cash equivalents	$8.2	$14.6
Restricted cash and cash equivalents	255.6	224.7
Restricted securities available for sale	46.1	45.3
Loans receivable (including $1.4 from affiliates as of December 31, 2016)	5,049.0	4,207.0
Allowance for credit losses	(429.4)	(320.4)
Loans receivable, net	4,619.6	3,886.6
Property and equipment, net	20.5	18.2
Income taxes receivable	2.2	2.3
Other assets	33.4	26.3
Total Assets	$4,985.6	$4,218.0
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$151.7	$143.9
Revolving secured line of credit	13.9	—
Secured financing	2,514.1	2,062.4
Senior notes	542.8	541.3
Deferred income taxes, net	187.4	273.1
Income taxes payable	39.9	23.6
Total Liabilities	3,449.8	3,044.3
Commitments and Contingencies - See Note 16
Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 19,310,049 and 19,877,381 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	0.2	0.2
Paid-in capital	145.5	131.7
Retained earnings	1,390.3	1,042.0
Accumulated other comprehensive loss	(0.2)	(0.2)
Total Shareholders' Equity	1,535.8	1,173.7
Total Liabilities and Shareholders' Equity	$4,985.6	$4,218.0

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2017	2016	2015
Revenue:
Finance charges	$1,011.5	$874.3	$730.5
Premiums earned	41.1	43.0	48.2
Other income	57.4	51.9	46.6
Total revenue	1,110.0	969.2	825.3
Costs and expenses:
Salaries and wages	140.1	126.5	116.4
General and administrative	55.5	48.2	37.8
Sales and marketing	58.4	49.4	45.9
Provision for credit losses	129.3	90.2	41.5
Interest	120.2	97.7	76.0
Provision for claims	22.7	26.0	33.2
Total costs and expenses	526.2	438.0	350.8
Income before provision for income taxes	583.8	531.2	474.5
Provision for income taxes	113.6	198.4	174.8
Net income	$470.2	$332.8	$299.7
Net income per share:
Basic	$24.12	$16.37	$14.35
Diluted	$24.04	$16.31	$14.28
Weighted average shares outstanding:
Basic	19,497,719	20,331,769	20,891,695
Diluted	19,558,936	20,410,116	20,980,753

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	For the Years Ended December 31,
	2017	2016	2015
Net income	$470.2	$332.8	$299.7
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of tax	—	(0.1)	—
Other comprehensive loss	—	(0.1)	—
Comprehensive income	$470.2	$332.7	$299.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in millions)	Common Stock
	Number	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2015	20,597,671	$0.2	$88.7	$613.4	$(0.1)	$702.2
Net income	—	—	—	299.7	—	299.7
Stock-based compensation	—	—	12.4	—	—	12.4
Restricted stock awards, net of forfeitures	4,024	—	—	—	—	—
Repurchase of common stock	(470,071)	—	(0.6)	(85.9)	—	(86.5)
Restricted stock units converted to common stock	1,348	—	—	—	—	—
Tax benefits from stock-based compensation plans	—	—	0.3	—	—	0.3
Balance, December 31, 2015	20,132,972	0.2	100.8	827.2	(0.1)	928.1
Net income	—	—	—	332.8	—	332.8
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	7.4	—	—	7.4
Restricted stock awards, net of forfeitures	6,643	—	—	—	—	—
Repurchase of common stock	(666,330)	—	(3.7)	(118.0)	—	(121.7)
Restricted stock units converted to common stock	404,096	—	—	—	—	—
Tax benefits from stock-based compensation plans	—	—	27.2	—	—	27.2
Balance, December 31, 2016	19,877,381	0.2	131.7	1,042.0	(0.2)	1,173.7
Net income	—	—	—	470.2	—	470.2
Stock-based compensation	—	—	15.4	—	—	15.4
Restricted stock awards, net of forfeitures	8,092	—	—	—	—	—
Repurchase of common stock	(610,260)	—	(1.6)	(121.9)	—	(123.5)
Restricted stock units converted to common stock	34,836	—	—	—	—	—
Balance, December 31, 2017	19,310,049	$0.2	$145.5	$1,390.3	$(0.2)	$1,535.8

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$470.2	$332.8	$299.7
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	129.3	90.2	41.5
Depreciation	6.0	6.1	5.7
Amortization	10.4	9.2	8.5
Loss on retirement of property and equipment	0.1	0.1	0.3
Provision (credit) for deferred income taxes	(85.6)	24.2	35.6
Stock-based compensation	15.4	7.4	12.4
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	10.3	11.8	13.0
Decrease (increase) in income taxes receivable	0.1	7.7	(8.6)
Increase (decrease) in income taxes payable	16.3	23.6	(2.9)
Increase in other assets	(6.5)	(5.9)	(1.0)
Net cash provided by operating activities	566.0	507.2	404.2
Cash Flows From Investing Activities:
Increase in restricted cash and cash equivalents	(30.9)	(57.3)	(9.8)
Purchases of restricted securities available for sale	(34.5)	(39.1)	(34.1)
Proceeds from sale of restricted securities available for sale	27.8	35.9	34.4
Maturities of restricted securities available for sale	5.6	5.8	4.1
Principal collected on Loans receivable	2,189.5	1,955.8	1,739.6
Advances to Dealers	(1,968.3)	(1,881.3)	(1,795.1)
Purchases of Consumer Loans	(904.8)	(754.2)	(371.9)
Accelerated payments of Dealer Holdback	(47.1)	(53.6)	(52.6)
Payments of Dealer Holdback	(131.6)	(142.0)	(150.1)
Purchases of property and equipment	(8.4)	(5.5)	(4.0)
Net cash used in investing activities	(902.7)	(935.5)	(639.5)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	3,527.1	1,615.4	1,657.0
Repayments under revolving secured line of credit	(3,513.2)	(1,673.1)	(1,718.8)
Proceeds from secured financing	2,364.5	2,169.3	1,247.0
Repayments of secured financing	(1,907.5)	(1,575.8)	(1,101.4)
Proceeds from issuance of senior notes	—	—	248.2
Payments of debt issuance costs and debt extinguishment costs	(14.6)	(9.0)	(11.0)
Repurchase of common stock	(123.5)	(121.7)	(86.5)
Excess tax benefits from stock-based compensation plans	—	27.2	0.3
Other financing activities	(2.5)	4.3	0.4
Net cash provided by financing activities	330.3	436.6	235.2
Net increase (decrease) in cash and cash equivalents	(6.4)	8.3	(0.1)
Cash and cash equivalents, beginning of period	14.6	6.3	6.4
Cash and cash equivalents, end of period	$8.2	$14.6	$6.3
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$108.8	$88.0	$61.8
Cash paid during the period for income taxes	$175.0	$111.2	$146.9

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2017	2016	2015
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.6%	95.8%	96.1%

We have two programs: the Portfolio Program and the Purchase Program.  Under the Portfolio Program, we advance money to Dealers (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans. Under the Purchase Program, we buy the Consumer Loans from the Dealers (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer. Dealer Loans and Purchased Loans are collectively referred to as “Loans”. The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
2015	87.4%	12.6%	82.8%	17.2%
2016	78.6%	21.4%	71.4%	28.6%
2017	72.5%	27.5%	68.5%	31.5%

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

If the collections on Consumer Loans from a Dealer’s pool are not sufficient to repay the advance balance and any other amounts due to us, the Dealer will not receive Dealer Holdback. Certain events may also result in Dealers forfeiting their rights to Dealer Holdback, including becoming inactive before assigning at least 100 Consumer Loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated. Our primary subsidiaries as of December 31, 2017 are:  Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding Corp. II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2017-2 and Credit Acceptance Funding LLC 2017-3.

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering financing programs that enable Dealers to sell vehicles to consumers regardless of their credit history. For information regarding our one reportable segment and related entity wide disclosures, see Note 15 to the consolidated financial statements.

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

Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of December 31, 2017 and 2016, we had $7.8 million and $14.3 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of December 31, 2017 and 2016, we had $255.1 million and $224.1 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

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

Dealer Loans.  Amounts advanced to Dealers for Consumer Loans assigned under the Portfolio Program are recorded as Dealer Loans and are aggregated by Dealer for purposes of recognizing revenue and evaluating impairment. We account for Dealer Loans based on forecasted cash flows instead of contractual cash flows as we do not expect to collect all of the contractually specified amounts due to the credit quality of the underlying Consumer Loans. The outstanding balance of each Dealer Loan included in Loans receivable is comprised of the following:

•	the aggregate amount of all cash advances paid;

•	finance charges;

•	Dealer Holdback payments;

•	accelerated Dealer Holdback payments; and

•	recoveries.
Less:

•	collections (net of certain collection costs);

•	write-offs; and

•	transfers.

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

Purchased Loans.  Amounts paid to Dealers for Consumer Loans assigned under the Purchase Program are recorded as Purchased Loans and are aggregated into pools based on the month of purchase for purposes of recognizing revenue and evaluating impairment. We account for Purchased Loans based on forecasted cash flows instead of contractual cash flows as we do not expect to collect all of the contractually specified amounts due to the credit quality of the assigned Consumer Loans. The outstanding balance of each Purchased Loan pool included in Loans receivable is comprised of the following:

•	the aggregate amount of all amounts paid during the month of purchase to purchase Consumer Loans from Dealers;

•	finance charges;

•	recoveries; and

•	transfers.
Less:

•	collections (net of certain collection costs); and

•	write-offs.

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

Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance to Purchased Loans in the period this forfeiture occurs. During the fourth quarter of 2017, we enhanced our accounting methodology for transferring loans. Beginning in the fourth quarter of 2017, we:

•	transfer the related Dealer Loan allowance for credit losses balance to Purchased Loans in the period this forfeiture occurs; and

•	aggregate these Purchased Loans by Dealer for purposes of recognizing revenue and evaluating impairment.

Prior to the fourth quarter of 2017, we:

•
reversed the Dealer Loan allowance for credit losses balance through Dealer Loan provision for credit losses and established a new allowance for credit losses in Purchased Loans through Purchased Loan provision for credit losses; and

•	aggregated these Purchased Loans by month of purchase for purposes of recognizing revenue and evaluating impairment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Methodology Changes. During 2017, we enhanced our methodology for transferring Loans and updated our net cash flow timing model. During 2016, we enhanced our methodology for forecasting the amount and timing of future collections on Consumer Loans. For additional information regarding these methodology changes, see Note 5 to the consolidated financial statements. For the three year period ended December 31, 2017, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

Other Income

Other income consists of the following:

(In millions)	For the Years Ended December 31,
	2017	2016	2015
Ancillary product profit sharing	$23.9	$15.5	$11.9
GPS-SID fees	11.1	13.5	16.4
Remarketing fees	10.9	9.2	6.9
Dealer support products and services	4.8	4.7	4.9
Dealer enrollment fees	3.9	5.0	4.8
Other	2.8	4.0	1.7
Total	$57.4	$51.9	$46.6

Ancillary product profit sharing consists of payments received from TPPs based upon the performance of vehicle service contracts and GAP contracts, and are recognized as income over the life of the vehicle service contracts and GAP contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

GPS-SID fees consist of fees we receive from a TPP for providing Dealers in certain states the ability to purchase GPS Starter Interrupt Devices ("GPS-SID"). Through this program, Dealers can install GPS-SID on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle. Dealers purchase GPS-SID directly from the TPP and the TPP pays us a vendor fee for each device sold.  GPS-SID fee income is recognized when the unit is sold.

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

Dealer support products and services consist of income earned from products and services provided to Dealers to assist with their operations, including sales and marketing, purchasing supplies and materials and acquiring vehicle inventory. Income is recognized in the period the product or service is provided.

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

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members. We offer matching contributions to the 401(k) plan based on each enrolled team members’ eligible annual gross pay (subject to statutory limitations). Our matching contribution rate is equal to 100% of the first 2% participants contribute and an additional 50% of the next 4% participants contribute, for a maximum matching contribution of 4% of each participant’s eligible annual gross pay. For the years ended December 31, 2017, 2016 and 2015, we recognized compensation expense of $4.6 million, $3.6 million, and $3.1 million, respectively, for our matching contributions to the plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.4 million for the year ended December 31, 2017, and $0.3 million for the years ended December 31, 2016 and 2015.

New Accounting Updates Adopted During the Current Year

On December 23, 2017, the Securities and Exchange Commission’s Office of the Chief Accountant ("SEC staff") issued Staff Accounting Bulletin No. 118 ("SAB 118"), which expresses the views of the SEC staff regarding the application of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 740 (Income Taxes), in the reporting period that includes December 22, 2017—the date on which the Tax Cuts and Jobs Act ("2017 Act") was signed into law. SAB 118 provides guidance for registrants under three scenarios: (1) Measurement of certain income tax effects is complete—Registrants must reflect the tax effects of the 2017 Act for which the accounting is complete; (2) Measurement of certain income tax effects can be reasonably estimated—Registrants must report provisional amounts for those specific income tax effects of the 2017 Act for which the accounting is incomplete but a reasonable estimate can be determined. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, should be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined; and (3) Measurement of certain income tax effects cannot be reasonably estimated—Registrants are not required to report provisional amounts for any specific income tax effects of the 2017 Act for which a reasonable estimate cannot be determined, and would continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the 2017 Act. Registrants would report the provisional amounts of the tax effects of the 2017 Act in the first reporting period in which a reasonable estimate can be determined. SAB 118 further provides that the measurement period is complete when a company's accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date. A registrant may be able to complete the accounting for some provisions earlier than others. As a result it may need to apply all three scenarios in determining the accounting for the 2017 Act based on the information that is available. The ultimate impact of the 2017 Act on our consolidated financial statements and related disclosures for 2017 and beyond may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the 2017 Act that differ from those presently contemplated. For additional information, see Note 11 to the consolidated financial statements.

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods, beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 on January 1, 2017 changed where we recognize excess tax benefits and deficiencies from stock-based compensation plans in our consolidated financial statements on a prospective basis. We receive a tax deduction upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount by which this tax deduction differs from the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit or deficiency. For periods prior to adoption, these excess tax benefits or deficiencies were recognized in paid-in capital in our consolidated balance sheets and reported as a financing activity in our consolidated statements of cash flows. Upon adoption, these excess tax benefits or deficiencies are recognized in provision for income taxes in our consolidated statements of income and reported as an operating activity in our consolidated statements of cash flows. As a result of the adoption, excess tax benefits of $2.5 million decreased our provision for income taxes, increased our net cash provided by operating activities and decreased our net cash provided by financing activities for the year ended December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

New Accounting Updates Not Yet Adopted

Restricted Cash. In November 2016, the FASB issued ASU 2016-18, which amends Topic 230 (Statement of Cash Flows) and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is intended to reduce diversity in practice in how restricted cash or restricted cash equivalents are presented and classified in the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of ASU 2016-18 will change the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows.

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU 2016-13, which includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance. ASU 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. Early application is permitted for fiscal years, and interim periods, beginning after December 15, 2018. While we continue to assess the impact of ASU 2016-13, based on our preliminary assessment, we believe the adoption will have a material impact on our consolidated financial statements and related disclosures.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. We plan on adopting ASU 2014-09, as amended by ASU 2015-14, on January 1, 2018 using the modified retrospective method. Given that the guidance is not applicable to our finance charges and premiums earned sources of revenue, our assessment has focused on our other income source of revenue. We have completed our assessment and do not expect the adoption of ASU 2014-09, as amended by ASU 2015-14, to have a material impact on the timing of revenue recognition and financial statement presentation of our other income source of revenue.

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2017 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

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

Senior Notes.  The fair value is determined using quoted market prices in an active market.

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of December 31,
	2017		2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$8.2	$8.2	$14.6	$14.6
Restricted cash and cash equivalents	255.6	255.6	224.7	224.7
Restricted securities available for sale	46.1	46.1	45.3	45.3
Loans receivable, net	4,619.6	4,741.5	3,886.6	3,955.9
Liabilities
Revolving secured line of credit	$13.9	$13.9	$—	$—
Secured financing	2,514.1	2,527.6	2,062.4	2,072.0
Senior notes	542.8	569.4	541.3	560.5

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$8.2	$—	$—	$8.2
Restricted cash and cash equivalents (1)	255.6	—	—	255.6
Restricted securities available for sale (2)	37.1	9.0	—	46.1
Loans receivable, net (1)	—	—	4,741.5	4,741.5
Liabilities
Revolving secured line of credit (1)	$13.9	$—	$—	$13.9
Secured financing (1)	—	2,527.6	—	2,527.6
Senior notes (1)	569.4	—	—	569.4

(In millions)	As of December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$14.6	$—	$—	$14.6
Restricted cash and cash equivalents (1)	224.7	—	—	224.7
Restricted securities available for sale (2)	37.1	8.2	—	45.3
Loans receivable, net (1)	—	—	3,955.9	3,955.9
Liabilities
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (1)	—	2,072.0	—	2,072.0
Senior notes (1)	560.5	—	—	560.5

(1)	Measured at amortized cost with fair value disclosed.

(2)	Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$19.2	$—	$(0.2)	$19.0
Corporate bonds	18.2	—	(0.1)	18.1
Asset-backed securities	6.6	—	—	6.6
Mortgage-backed securities	2.4	—	—	2.4
Total restricted securities available for sale	$46.4	$—	$(0.3)	$46.1
(In millions)	As of December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$20.4	$—	$(0.1)	$20.3
Corporate bonds	16.9	0.1	(0.2)	16.8
Asset-backed securities	5.0	—	—	5.0
Mortgage-backed securities	3.2	—	—	3.2
Total restricted securities available for sale	$45.5	$0.1	$(0.3)	$45.3

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2017
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$11.0	$(0.1)	$7.9	$(0.1)	$18.9	$(0.2)
Corporate bonds	11.1	(0.1)	1.9	—	13.0	(0.1)
Asset-backed securities	4.9	—	1.0	—	5.9	—
Mortgage-backed securities	1.2	—	1.2	—	2.4	—
Total restricted securities available for sale	$28.2	$(0.2)	$12.0	$(0.1)	$40.2	$(0.3)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2016
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$16.4	$(0.1)	$—	$—	$16.4	$(0.1)
Corporate bonds	11.8	(0.2)	—	—	11.8	(0.2)
Asset-backed securities	2.8	—	—	—	2.8	—
Mortgage-backed securities	2.4	—	—	—	2.4	—
Total restricted securities available for sale	$33.4	$(0.3)	$—	$—	$33.4	$(0.3)

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

(In millions)	As of December 31,
	2017		2016
Contractual Maturity	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Within one year	$2.5	$2.5	$1.6	$1.6
Over one year to five years	40.5	40.2	39.3	39.1
Over five years to ten years	1.0	1.0	2.2	2.2
Over ten years	2.4	2.4	2.4	2.4
Total restricted securities available for sale	$46.4	$46.1	$45.5	$45.3

5.    LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of December 31, 2017
	Dealer Loans	Purchased Loans	Total
Loans receivable	$3,518.1	$1,530.9	$5,049.0
Allowance for credit losses	(366.0)	(63.4)	(429.4)
Loans receivable, net	$3,152.1	$1,467.5	$4,619.6

(In millions)	As of December 31, 2016
	Dealer Loans	Purchased Loans	Total
Loans receivable	$3,209.0	$998.0	$4,207.0
Allowance for credit losses	(309.3)	(11.1)	(320.4)
Loans receivable, net	$2,899.7	$986.9	$3,886.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Year Ended December 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,209.0	$998.0	$4,207.0
New Consumer Loan assignments (1)	1,968.3	904.8	2,873.1
Principal collected on Loans receivable	(1,729.9)	(459.6)	(2,189.5)
Accelerated Dealer Holdback payments	47.1	—	47.1
Dealer Holdback payments	131.6	—	131.6
Transfers (2)	(93.1)	93.1	—
Write-offs	(16.4)	(5.7)	(22.1)
Recoveries (3)	1.5	0.3	1.8
Balance, end of period	$3,518.1	$1,530.9	$5,049.0

(In millions)	For the Year Ended December 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,823.4	$521.7	$3,345.1
New Consumer Loan assignments (1)	1,881.3	754.2	2,635.5
Principal collected on Loans receivable	(1,668.1)	(287.7)	(1,955.8)
Accelerated Dealer Holdback payments	53.6	—	53.6
Dealer Holdback payments	142.0	—	142.0
Transfers (2)	(10.1)	10.1	—
Write-offs	(14.4)	(0.4)	(14.8)
Recoveries (3)	1.3	0.1	1.4
Balance, end of period	$3,209.0	$998.0	$4,207.0

(In millions)	For the Year Ended December 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,389.8	$330.0	$2,719.8
New Consumer Loan assignments (1)	1,795.1	371.9	2,167.0
Principal collected on Loans receivable	(1,548.8)	(190.8)	(1,739.6)
Accelerated Dealer Holdback payments	52.6	—	52.6
Dealer Holdback payments	150.1	—	150.1
Transfers (2)	(10.6)	10.6	—
Write-offs	(6.4)	(0.2)	(6.6)
Recoveries (3)	1.6	0.2	1.8
Balance, end of period	$2,823.4	$521.7	$3,345.1

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

During the fourth quarter of 2017, we transferred $89.0 million of Dealer Loans along with the related allowance for credit losses balance of $31.8 million to Purchased Loans. Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. Substantially all of these transfers relate to Dealers where events had occurred in prior periods that met our criteria for forfeiture. However, while we intended to exercise our rights to Dealer Holdback in the period the forfeiture event occurred, we did not exercise our rights for these Dealers until the fourth quarter of 2017. We also enhanced our accounting methodology for transferring Loans. In the fourth quarter of 2017, we began transferring the related allowance for credit losses balance to Purchased Loans. Prior to the fourth quarter of 2017, rather than transferring the related allowance for credit losses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

balance to Purchased Loans, we reversed the balance through Dealer Loan provision for credit losses and established a new allowance for credit losses in Purchased Loans through Purchased Loan provision for credit losses.

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

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Year Ended December 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$982.6	$348.1	$1,330.7
New Consumer Loan assignments (1)	803.0	377.9	1,180.9
Accretion (2)	(766.6)	(253.6)	(1,020.2)
Provision for credit losses	103.4	25.9	129.3
Forecast changes	(5.6)	41.7	36.1
Transfers (3)	(28.2)	36.9	8.7
Balance, end of period	$1,088.6	$576.9	$1,665.5

(In millions)	For the Year Ended December 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$874.2	$198.6	$1,072.8
New Consumer Loan assignments (1)	782.6	284.7	1,067.3
Accretion (2)	(723.8)	(159.5)	(883.3)
Provision for credit losses	87.3	2.9	90.2
Forecast changes	(35.4)	15.3	(20.1)
Transfers (3)	(2.3)	6.1	3.8
Balance, end of period	$982.6	$348.1	$1,330.7

(In millions)	For the Year Ended December 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$725.2	$136.5	$861.7
New Consumer Loan assignments (1)	743.7	138.4	882.1
Accretion (2)	(637.2)	(102.7)	(739.9)
Provision for credit losses	41.8	(0.3)	41.5
Forecast changes	3.6	20.3	23.9
Transfers (3)	(2.9)	6.4	3.5
Balance, end of period	$874.2	$198.6	$1,072.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Year Ended December 31, 2017
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,131.6	$1,973.7	$5,105.3
Expected net cash flows at the time of assignment (2)	2,771.3	1,282.7	4,054.0
Fair value at the time of assignment (3)	1,968.3	904.8	2,873.1

(In millions)	For the Year Ended December 31, 2016
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,997.0	$1,553.2	$4,550.2
Expected net cash flows at the time of assignment (2)	2,663.9	1,038.9	3,702.8
Fair value at the time of assignment (3)	1,881.3	754.2	2,635.5

(In millions)	For the Year Ended December 31, 2015
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,821.4	$741.1	$3,562.5
Expected net cash flows at the time of assignment (2)	2,538.8	510.3	3,049.1
Fair value at the time of assignment (3)	1,795.1	371.9	2,167.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 2 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2017, with the forecasts as of December 31, 2016, as of December 31, 2015, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2017	December 31, 2016	December 31, 2015	Initial Forecast	December 31, 2016	December 31, 2015	Initial Forecast
2008	70.5%	70.4%	70.3%	69.7%	0.1%	0.2%	0.8%
2009	79.5%	79.4%	79.4%	71.9%	0.1%	0.1%	7.6%
2010	77.6%	77.6%	77.4%	73.6%	0.0%	0.2%	4.0%
2011	74.7%	74.7%	74.2%	72.5%	0.0%	0.5%	2.2%
2012	73.8%	73.7%	73.2%	71.4%	0.1%	0.6%	2.4%
2013	73.5%	73.4%	73.4%	72.0%	0.1%	0.1%	1.5%
2014	71.7%	71.8%	72.6%	71.8%	-0.1%	-0.9%	-0.1%
2015	65.5%	66.1%	67.8%	67.7%	-0.6%	-2.3%	-2.2%
2016	64.8%	65.1%	—	65.4%	-0.3%	—	-0.6%
2017	65.6%	—	—	64.0%	—	—	1.6%

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

For the year ended December 31, 2017, forecasted collection rates improved for Consumer Loans assigned in 2017, declined for Consumer Loans assigned in 2015 and 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented.

For the year ended December 31, 2016, forecasted collection rates improved for Consumer Loans assigned in 2010 through 2012, declined for Consumer Loans assigned in 2014 and 2015 and were generally consistent with expectations at the start of the period for all other assignment years presented.

In addition to the statistical model used to forecast collection rates, we use a model to forecast the timing of future net cash flows. During the fourth quarter of 2017, we updated our net cash flow timing model to incorporate more recent data. The revised forecast resulted in an expected cash flow stream with a lower net present value as compared to the prior forecast, as less cash flows are expected in earlier periods and more cash flows are expected in later periods.

The reduction in net present value was primarily the result of a change in the expected timing of cash flows from longer-term Consumer Loans. Due to our limited historical experience with longer-term Consumer Loans, our prior model relied on extrapolations from the historical performance of shorter-term Consumer Loans to predict the timing of future net cash flows on longer-term Consumer Loans. We now have additional historical experience on these longer-term loans which we used to refine our estimate.

The revision to our net cash flow timing forecast does not impact the amount of undiscounted net cash flows we expect to receive. As a result, the dollar amount of future net portfolio revenue (finance charges less provision for credit losses) is not impacted by the revision. However, the revision does impact the period in which those net revenues will be recorded as a portion of the impact of the revised timing estimate was recorded as a current period expense and a portion was recorded as a yield adjustment. For the fourth quarter of 2017, the revision increased provision for credit losses by $41.6 million, reduced finance charge revenue by $7.3 million and reduced net income by $30.8 million. The revision reduced the yield on our loan portfolio by 90 basis points, which will impact the timing of revenue recognition in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the fourth quarter of 2016, we enhanced our methodology for forecasting the amount and timing of future collections on Consumer Loans through the utilization of more recent data and new forecast variables. Implementation of the enhanced forecasting methodology as of October 31, 2016 did not have a material impact on provision for credit losses or net income, however it did reduce forecasted net cash flows by $1.8 million, all of which related to Dealer Loans. The implementation also decreased the forecasted collection rates for Consumer Loans assigned in 2015 and 2016 and increased the forecasted collection rates for Consumer Loans assigned in 2011 through 2013.

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

(In millions)	As of December 31, 2017
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$755.2	$472.7	$1,227.9	$2,762.9	$1,058.2	$3,821.1
Allowance for credit losses	—	—	—	(366.0)	(63.4)	(429.4)
Loans receivable, net	$755.2	$472.7	$1,227.9	$2,396.9	$994.8	$3,391.7

(In millions)	As of December 31, 2016
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,002.2	$705.8	$1,708.0	$2,206.8	$292.2	$2,499.0
Allowance for credit losses	—	—	—	(309.3)	(11.1)	(320.4)
Loans receivable, net	$1,002.2	$705.8	$1,708.0	$1,897.5	$281.1	$2,178.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Year Ended December 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$309.3	$11.1	$320.4
Provision for credit losses	103.4	25.9	129.3
Transfers (1)	(31.8)	31.8	—
Write-offs	(16.4)	(5.7)	(22.1)
Recoveries (2)	1.5	0.3	1.8
Balance, end of period	$366.0	$63.4	$429.4

(In millions)	For the Year Ended December 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$235.1	$8.5	$243.6
Provision for credit losses	87.3	2.9	90.2
Write-offs	(14.4)	(0.4)	(14.8)
Recoveries (2)	1.3	0.1	1.4
Balance, end of period	$309.3	$11.1	$320.4

(In millions)	For the Year Ended December 31, 2015
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$198.1	$8.8	$206.9
Provision for credit losses	41.8	(0.3)	41.5
Write-offs	(6.4)	(0.2)	(6.6)
Recoveries (2)	1.6	0.2	1.8
Balance, end of period	$235.1	$8.5	$243.6

(1)
Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback.  We transfer the Dealer’s outstanding Dealer Loan balance to Purchased Loans in the period this forfeiture occurs. Beginning in the fourth quarter of 2017, we also transfer the related allowance for credit losses balance to Purchased Loans in the period this forfeiture occurs.

(2)	Represents collections received on previously written off Loans.

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of December 31,
	2017	2016
Land and land improvements	$2.5	$2.5
Building and improvements	15.6	14.5
Data processing equipment and software	31.3	29.5
Office furniture and equipment	3.8	3.9
Leasehold improvements	2.2	2.0
Total property and equipment	55.4	52.4
Less: Accumulated depreciation on property and equipment	(34.9)	(34.2)
Total property and equipment, net	$20.5	$18.2

Depreciation expense on property and equipment was $6.0 million, $6.1 million and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Years Ended December 31,
	2017	2016	2015
Net assumed written premiums	$42.4	$40.6	$45.0
Net premiums earned	41.1	43.0	48.2
Provision for claims	22.7	26.0	33.2
Amortization of capitalized acquisition costs	1.0	1.1	1.2

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of December 31,
	Balance Sheet location	2017	2016
Trust assets	Restricted cash and cash equivalents	$0.8	$0.5
Trust assets	Restricted securities available for sale	46.1	45.3
Unearned premium	Accounts payable and accrued liabilities	34.1	32.8
Claims reserve (1)	Accounts payable and accrued liabilities	1.0	1.0

(1)	The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

The following tables present information about incurred and paid claims development for the five-year period ended December 31, 2017:

(Dollars in millions)
	Cumulative Incurred Claims					As of December 31, 2017
Incident Year	As of December 31,					Claims Reserve	Cumulative Number of Reported Claims
	2013	2014	2015	2016	2017
2013	$40.6	$40.8	$40.8	$40.8	$40.8	$—	40,350
2014		39.8	39.9	39.9	39.9	—	40,908
2015			33.1	33.4	33.4	—	32,907
2016				25.7	26.0	—	25,212
2017					22.3	1.0	19,762
Total					$162.4	$1.0	159,139

(In millions)	Cumulative Paid Claims
	As of December 31,
Incident Year	2013	2014	2015	2016	2017
2013	$38.9	$40.8	$40.8	$40.8	$40.8
2014		38.3	39.9	39.9	39.9
2015			31.9	33.4	33.4
2016				24.7	26.0
2017					21.3
Total					$161.4

Average Annual Percentage Payout of Incurred Claims by Age
Claim Age (Years)	1	2	3	4	5
Payout Percentage	95.5%	4.5%	—%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.    DEBT

Debt consists of the following:

(In millions)	As of December 31, 2017
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$13.9	$—	$—	$13.9
Secured financing (2)	2,529.1	(15.0)	—	2,514.1
Senior notes	550.0	(5.9)	(1.3)	542.8
Total debt	$3,093.0	$(20.9)	$(1.3)	$3,070.8

(In millions)	As of December 31, 2016
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (2)	2,072.1	(9.7)	—	2,062.4
Senior notes	550.0	(7.1)	(1.6)	541.3
Total debt	$2,622.1	$(16.8)	$(1.6)	$2,603.7

(1)	Excludes deferred debt issuance costs of $2.8 million and $2.4 million as of December 31, 2017 and December 31, 2016, respectively, which are included in other assets.

(2)	Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

General information for each of our financing transactions in place as of December 31, 2017 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount		Interest Rate as of December 31, 2017
Revolving Secured Line of Credit	n/a	06/22/20		$350.0	(1)	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding Corp. II	12/20/20	(3)	$400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	04/30/20	(3)	$100.0		LIBOR plus 225 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	08/18/19	(5)	$100.0		LIBOR plus 225 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/20	(3)	$75.0		LIBOR plus 200 basis points
Warehouse Facility VII (2)	CAC Warehouse Funding LLC VII	12/01/19	(6)	$150.0		Commercial paper rate plus 190 basis points for class A and plus 220 basis points for class B (4)
Term ABS 2015-1 (2)	Credit Acceptance Funding LLC 2015-1	01/16/17	(3)	$300.6		Fixed rate
Term ABS 2015-2 (2)	Credit Acceptance Funding LLC 2015-2	08/15/17	(3)	$300.2		Fixed rate
Term ABS 2016-1 (2)	Credit Acceptance Funding LLC 2016-1	02/15/18	(3)	$385.0		LIBOR plus 195 basis points (4)
Term ABS 2016-2 (2)	Credit Acceptance Funding LLC 2016-2	05/15/18	(3)	$350.2		Fixed rate
Term ABS 2016-3 (2)	Credit Acceptance Funding LLC 2016-3	10/15/18	(3)	$350.0		Fixed rate
Term ABS 2017-1 (2)	Credit Acceptance Funding LLC 2017-1	02/15/19	(3)	$350.0		Fixed rate
Term ABS 2017-2 (2)	Credit Acceptance Funding LLC 2017-2	06/17/19	(3)	$450.0		Fixed rate
Term ABS 2017-3 (2)	Credit Acceptance Funding LLC 2017-3	10/15/19	(3)	$350.0		Fixed rate
2021 Senior Notes	n/a	02/15/21		$300.0		Fixed rate
2023 Senior Notes	n/a	03/15/23		$250.0		Fixed rate

(1)	The amount of the facility will decrease to $315.0 million on June 22, 2019.

(2)	Financing made available only to a specified subsidiary of the Company.

(3)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.

(4)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on August 18, 2021 will be due on that date.

(6)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on November 30, 2021 will be due on that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Years Ended December 31,
	2017	2016
Revolving Secured Line of Credit
Maximum outstanding principal balance	$276.7	$186.4
Average outstanding principal balance	80.3	30.8
Warehouse Facility II
Maximum outstanding principal balance	$275.0	$200.1
Average outstanding principal balance	4.0	3.8
Warehouse Facility IV
Maximum outstanding principal balance	$12.0	$12.0
Average outstanding principal balance	5.9	12.0
Warehouse Facility V
Maximum outstanding principal balance	$100.0	$100.0
Average outstanding principal balance	7.8	1.6
Warehouse Facility VI
Maximum outstanding principal balance	$75.0	$49.9
Average outstanding principal balance	7.8	3.3
Warehouse Facility VII
Maximum outstanding principal balance	$—	$—
Average outstanding principal balance	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2017	2016
Revolving Secured Line of Credit
Principal balance outstanding	$13.9	$—
Amount available for borrowing (1)	336.1	310.0
Interest rate	3.44%	—%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.5
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$12.0
Amount available for borrowing (1)	100.0	63.0
Loans pledged as collateral	—	23.0
Restricted cash and cash equivalents pledged as collateral	1.0	0.9
Interest rate	—%	2.77%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	0.1
Interest rate	—%	—%
Warehouse Facility VII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	150.0	—
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	—
Interest rate	—%	—%
Term ABS 2014-1
Principal balance outstanding	$—	$106.5
Loans pledged as collateral	—	307.2
Restricted cash and cash equivalents pledged as collateral	—	28.3
Interest rate	—%	2.02%
Term ABS 2014-2
Principal balance outstanding	$—	$267.6
Loans pledged as collateral	—	413.9
Restricted cash and cash equivalents pledged as collateral	—	34.9
Interest rate	—%	2.10%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Term ABS 2015-1
Principal balance outstanding	$78.0	$300.6
Loans pledged as collateral	238.4	374.5
Restricted cash and cash equivalents pledged as collateral	23.3	29.6
Interest rate	2.88%	2.26%
Term ABS 2015-2
Principal balance outstanding	$215.9	$300.2
Loans pledged as collateral	313.3	372.6
Restricted cash and cash equivalents pledged as collateral	26.4	28.1
Interest rate	2.72%	2.63%
Term ABS 2016-1
Principal balance outstanding	$385.0	$385.0
Loans pledged as collateral	467.2	474.0
Restricted cash and cash equivalents pledged as collateral	36.6	34.8
Interest rate	3.18%	2.65%
Term ABS 2016-2
Principal balance outstanding	$350.2	$350.2
Loans pledged as collateral	428.0	490.7
Restricted cash and cash equivalents pledged as collateral	33.2	34.4
Interest rate	2.83%	2.83%
Term ABS 2016-3
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	425.7	489.6
Restricted cash and cash equivalents pledged as collateral	31.1	30.6
Interest rate	2.53%	2.53%
Term ABS 2017-1
Principal balance outstanding	$350.0	$—
Loans pledged as collateral	425.9	—
Restricted cash and cash equivalents pledged as collateral	30.8	—
Interest rate	2.78%	—%
Term ABS 2017-2
Principal balance outstanding	$450.0	$—
Loans pledged as collateral	545.8	—
Restricted cash and cash equivalents pledged as collateral	39.8	—
Interest rate	2.72%	—%
Term ABS 2017-3
Principal balance outstanding	$350.0	$—
Loans pledged as collateral	482.6	—
Restricted cash and cash equivalents pledged as collateral	29.6	—
Interest rate	2.88%	—%
2021 Senior Notes
Principal balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Principal balance outstanding	$250.0	$250.0
Interest rate	7.375%	7.375%

(1)	Availability may be limited by the amount of assets pledged as collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Revolving Secured Line of Credit Facility

We have a $350.0 million revolving secured line of credit facility with a commercial bank syndicate. The amount of the facility will decrease to $315.0 million on June 22, 2019. Borrowings under the revolving secured line of credit facility, including any letters of credit issued under the facility, are subject to a borrowing-base limitation.  This limitation equals 80% of the net book value of Loans, less a hedging reserve (not exceeding $1.0 million), and the amount of other debt secured by the collateral which secures the revolving secured line of credit facility.  Borrowings under the revolving secured line of credit facility agreement are secured by a lien on most of our assets.

Warehouse Facilities

We have five Warehouse facilities with total borrowing capacity of $825.0 million. Each of the facilities are with different lenders. Under each Warehouse facility, we can contribute Loans to our wholly-owned subsidiaries in return for cash and equity in each subsidiary.  In turn, each subsidiary pledges the Loans as collateral to lenders to secure financing that will fund the cash portion of the purchase price of the Loans.  The financing provided to each subsidiary under the applicable facility is generally limited to the lesser of 80% of the net book value of the contributed Loans plus the restricted cash and cash equivalents pledged as collateral on such Loans or the facility limit.

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

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term ABS 2016-1, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2016-1 transaction pledged the Loans to lenders. The Term ABS 2015-1, 2015-2, 2016-2, 2016-3, 2017-1, 2017-2 and 2017-3 transactions each consist of three classes of notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The table below sets forth certain additional details regarding the outstanding Term ABS Financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	24 Month Revolving Period
Term ABS 2015-1	January 29, 2015	$375.9	Through January 16, 2017
Term ABS 2015-2	August 20, 2015	375.5	Through August 15, 2017
Term ABS 2016-1	February 26, 2016	481.4	Through February 15, 2018
Term ABS 2016-2	May 12, 2016	437.8	Through May 15, 2018
Term ABS 2016-3	October 27, 2016	437.8	Through October 15, 2018
Term ABS 2017-1	February 23, 2017	437.8	Through February 15, 2019
Term ABS 2017-2	June 29, 2017	563.2	Through June 17, 2019
Term ABS 2017-3	October 26, 2017	437.6	Through October 15, 2019

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2017 are as follows:

(In millions)
Year	Revolving Secured Line of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes	Total
2018	$—	$—	$800.1	$—	$800.1
2019	—	—	1,015.6	—	1,015.6
2020	13.9	—	690.0	—	703.9
2021	—	—	23.4	300.0	323.4
2022	—	—	—	—	—
Thereafter	—	—	—	250.0	250.0
Total	$13.9	$—	$2,529.1	$550.0	$3,093.0

(1)	The principal maturities of the Term ABS transactions are estimated based on forecasted collections.

Debt Covenants

As of December 31, 2017, we were in compliance with our covenants under the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of December 31, 2017, we were in compliance with all such covenants.  As of the end of the year, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings.  The following tables provide the terms of our interest rate cap agreements that were in effect as of December 31, 2017 and 2016:

(Dollars in millions)
As of December 31, 2017
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

100.0	Warehouse Facility IV	Cap Floating Rate	04/2016	04/2019	75.0	5.50%
		Cap Floating Rate	05/2017	04/2021	25.0	6.50%
					100.0

100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%
385.0	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	385.0	5.00%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	150.0	5.50%

(Dollars in millions)
As of December 31, 2016
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	06/2016	12/2017	$325.0	5.50%

75.0	Warehouse Facility IV	Cap Floating Rate	03/2014	03/2017	18.8	5.50%
		Cap Floating Rate	04/2016	04/2019	56.2	5.50%
					75.0

100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%
385.0	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	385.0	5.00%

(1)	Rate excludes the spread over the LIBOR rate.

The interest rate caps have not been designated as hedging instruments.  As of December 31, 2017 and 2016, the interest rate caps had a fair value of $0.0 million as the capped rates were significantly above market rates.

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 is as follows:

(In millions)		Amount of (Loss)/ Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		For the Years Ended December 31,
	Location	2017	2016	2015
Interest rate caps	Interest expense	$(0.1)	$(0.1)	$—

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

On January 3, 2017, Mr. Foss retired as officer, director and employee of the Company and entered into a shareholder agreement with the Company. Under the shareholder agreement, Mr. Foss agreed, until the final adjournment of the tenth annual meeting of shareholders held by the Company after the date of the shareholder agreement, to cause all shares of the Company beneficially owned by him or any of his affiliates or associates to be voted in accordance with the recommendation of the Company’s Board of Directors with respect to election and removal of directors, certain routine matters and any other proposal to be submitted to the Company’s shareholders with respect to any extraordinary transaction providing for the acquisition of all of the Company’s outstanding common stock. As a result, we no longer consider the remaining Dealers owned or controlled by Mr. Foss or a member of Mr. Foss’s immediate family to be affiliated with us while Mr. Foss’s voting interests in the Company are subject to the voting restrictions under the shareholder agreement and accordingly, we have excluded these Dealers from the affiliated amounts reported effective January 3, 2017.

On June 7, 2016, Mr. Foss sold certain affiliated Dealers previously owned or controlled by him to a third party. As a result, we no longer consider these Dealers to be affiliated and, accordingly, we have excluded these Dealers from the affiliated amounts reported below effective June 7, 2016.

Affiliated Dealer Loan balances were $0.0 million and $1.4 million as of December 31, 2017 and 2016, respectively.  As of December 31, 2017 and 2016, affiliated Dealer Loan balances were 0.0% of total consolidated Dealer Loan balances.

There was no related party Loan activity during 2017. The following table summarizes our related party Loan activity for 2016 and 2015:

(Dollars in millions)	For the Years Ended December 31,
	2016		2015
	Affiliated Dealer activity	% of consolidated	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$1.5	0.2%	$2.5	0.4%
New Consumer Loan assignments (1)	8.9	0.3%	5.9	0.3%
Accelerated Dealer Holdback payments	0.2	0.4%	0.2	0.4%
Dealer Holdback payments	1.0	0.7%	1.4	0.9%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.    INCOME TAXES

The income tax provision consists of the following:

(In millions)	For the Years Ended December 31,
	2017	2016	2015
Income before provision for income taxes:	$583.8	$531.2	$474.5
Current provision for income taxes:
Federal	184.6	157.2	127.9
State	13.5	15.8	10.6
	198.1	173.0	138.5
Deferred provision for income taxes:
Federal	(88.4)	22.4	33.7
State	2.7	1.8	1.9
	(85.7)	24.2	35.6
Interest and penalties expense:
Interest	1.2	1.2	0.7
Penalties	—	—	—
	1.2	1.2	0.7
Provision for income taxes	$113.6	$198.4	$174.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In millions)	As of December 31,
	2017	2016
Deferred tax assets:
Allowance for credit losses	$100.4	$118.2
Stock-based compensation	14.3	18.3
Deferred state net operating loss	8.1	6.5
Other, net	4.0	11.6
Deferred tax assets before valuation allowance	126.8	154.6
Less: valuation allowance	(5.5)	—
Total deferred tax assets	121.3	154.6
Deferred tax liabilities:
Valuation of Loans receivable	300.4	417.8
Deferred Loan origination costs	1.5	2.5
Other, net	6.8	7.4
Total deferred tax liabilities	308.7	427.7
Net deferred tax liability	$187.4	$273.1

The deferred state net operating loss tax asset arising from the operating loss carry forward for state income tax purposes is expected to expire at various times beginning in 2023, if not utilized.  We do not anticipate expiration of the net operating loss carry forwards prior to their utilization.

Valuation allowance

As a result of the enactment of the 2017 Act, the Company established a $5.5 million valuation allowance related to the executive compensation provisions of the law that limit a public entity's ability to deduct compensation for covered employees in excess of $1.0 million for years after December 31, 2017, regardless of the nature of those payments. In prior years, performance-based compensation was excluded from the $1.0 million limitation. This provision does not apply to compensation paid under written binding contracts that were in effect on November 2, 2017 unless such contracts are subsequently materially modified. Due to the lack of guidance for the new executive compensation provisions, the Company has made a reasonable estimate related to stock-based compensation, in accordance with SAB 118, and recorded a $5.5 million adjustment to income tax expense for the year ended December 31, 2017. This estimate may be refined in future periods as further information becomes available.

Valuation of Loans receivable

The 2017 Act revises the rules associated with the timing of the recognition of income for federal income tax purposes. The 2017 Act requires an accrual method taxpayer to recognize income no later than the taxable year in which such income is recognized as revenue in the financial statements, if the taxpayer is subject to the all events test—a requirement that all the events have occurred that fix the right to receive income, and that the amount can be determined with reasonable accuracy. The Senate Finance Committee intended that the new financial statement conformity requirement not be construed as preventing the use of special methods of accounting provided elsewhere in the Internal Revenue Code. It is unclear if our income recognition method related to the valuation of loans receivable is an allowable exception under the 2017 Act. As the Company is not able to determine a reasonable estimate based on current guidance, we will continue to apply ASC Topic 740, Income Taxes, in accordance with SAB 118 and based on the provisions of the tax laws that were in effect immediately prior to the 2017 Act being enacted. This treatment may change in future periods as further information becomes available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Years Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Effect of the 2017 Act	-17.1%	—%	—%
State income taxes	1.7%	2.0%	1.6%
Excess tax benefits from stock-based compensation plans	-0.4%	—%	—%
Other	0.3%	0.3%	0.2%
Effective income tax rate	19.5%	37.3%	36.8%

The difference between the U.S. federal statutory income tax rate and our effective income tax rate for 2017 is primarily due to the enactment of the 2017 Act, which resulted in the reversal of $99.8 million of provision for income taxes. While the new federal statutory income tax rate was not effective until January 1, 2018, we were required to revalue deferred taxes and uncertain tax positions as of December 31, 2017 at the new federal statutory income tax rate. Based on currently enacted federal and state statutory income tax rates, we believe our long-term effective income tax rate will decrease from 37% in past years to approximately 23% in 2018 and future years.

The effective income tax rate for 2017 was also impacted by the adoption of ASU 2016-09 on January 1, 2017, which changed where we recognize excess tax benefits and deficiencies from stock-based compensation plans in our consolidated financial statements on a prospective basis. We receive a tax deduction upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount that this tax deduction differs from the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit or deficiency. For 2017, excess tax benefits of $2.5 million were recognized in provision for income taxes, thus reducing our effective income tax rate. For 2016 and 2015, excess tax benefits of $27.2 million and $0.3 million, respectively, were recognized in paid-in capital in our consolidated balance sheets, which had no impact on our effective income tax rate.

The differences between the U.S. federal statutory income tax rate and our effective income tax rates for 2016 and 2015 are primarily due to state income taxes. The increase in the effective income tax rate for 2016 was primarily due to higher effective income tax rates in certain state tax jurisdictions.

The following table is a summary of changes in gross unrecognized tax benefits:

(In millions)	For the Years Ended December 31,
	2017	2016	2015
Unrecognized tax benefits at January 1,	$27.7	$21.8	$16.6
Additions for tax positions of the current year	6.7	8.2	7.4
Additions for tax positions of prior years	0.3	—	—
Reductions for tax positions of prior years	(0.4)	—	—
Reductions as a result of a lapse of the statute of limitations	(2.4)	(2.3)	(2.2)
Unrecognized tax benefits at December 31,	$31.9	$27.7	$21.8

The total amount of gross unrecognized tax benefit that, if recognized, would favorably affect our effective income tax rate in future periods, was $31.9 million as of December 31, 2017.  Accrued interest related to uncertain tax positions was $6.1 million and $4.9 million as of December 31, 2017 and 2016, respectively.

We are subject to income tax in federal and state jurisdictions. The IRS has completed their federal tax examinations for years prior to 2014.  With respect to state jurisdictions, we are generally no longer subject to tax examinations on returns filed for years prior to 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12.    NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Years Ended December 31,
	2017	2016	2015
Weighted average shares outstanding:
Common shares	19,245,188	20,065,423	20,364,435
Vested restricted stock units	252,531	266,346	527,260
Basic number of weighted average shares outstanding	19,497,719	20,331,769	20,891,695
Dilutive effect of restricted stock and restricted stock units	61,217	78,347	89,058
Dilutive number of weighted average shares outstanding	19,558,936	20,410,116	20,980,753

For the year ended December 31, 2017, there were 250 shares of restricted stock that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the years ended December 31, 2016 and 2015, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive.

13.           STOCK REPURCHASES

The following table summarizes our stock repurchases for the years ended December 31, 2017, 2016, and 2015:

(Dollars in millions)	For the Years Ended December 31,
	2017		2016		2015
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	588,580	$119.1	495,662	$88.5	464,006	$85.4
Other (2)	21,680	4.4	170,668	33.2	6,065	1.1
Total	610,260	$123.5	666,330	$121.7	470,071	$86.5

(1)
Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On February 13, 2017, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of December 31, 2017, we had authorization to repurchase 776,208 shares of our common stock.

(2)	Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units.

14.           STOCK-BASED COMPENSATION PLANS

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), we can grant stock-based awards in the form of restricted stock, restricted stock units and stock options to team members, officers, directors, and contractors at any time prior to March 26, 2022.  On March 26, 2012, our board of directors approved an amendment to our Incentive Plan, increasing the number of shares authorized for issuance by 500,000 shares, to 2.0 million shares.  The shares available for future grants under the Incentive Plan totaled 125,731 as of December 31, 2017.

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

•	Over a period of three years, based on continuous employment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of the non-vested restricted stock activity under the Incentive Plan for the year ended December 31, 2017 is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2016	168,546	$111.91
Granted	8,543	200.79
Vested	(17,338)	127.83
Forfeited	(451)	198.81
Non-vested as of December 31, 2017	159,300	$114.70

The grant-date weighted average fair value of shares granted in 2017, 2016 and 2015 was $200.79, $196.96, and $183.30, respectively.  The total fair value of shares vested was $5.6 million in 2017, $4.4 million in 2016 and $2.6 million in 2015.

Restricted Stock Units

We grant performance-based restricted stock units to team members and directors in accordance with our Incentive Plan. The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant. Each restricted stock unit represents and has a value equal to one share of common stock. Based on the terms of individual restricted stock grant agreements, restricted stock unit vest under one of the following methods:

•	Over a period of ten years, based on continuous employment and the cumulative improvement in our annual adjusted economic profit.

•	Over a period of five years, based upon the compounded annual growth rate in our adjusted economic profit.

•	Over a period of one to four years, based on continuous employment and the compounded annual growth rate in our adjusted EPS, a non-GAAP financial measure.

A summary of the restricted stock unit activity under the Incentive Plan for the year ended December 31, 2017, is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (2) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2016	455,823	$101.75
Granted	108,100	206.45
Converted	(34,836)	40.12
Forfeited	(6,260)	178.07
Outstanding as of December 31, 2017 (1)	522,827	$126.59	$169.1	5.2
Vested as of December 31, 2017	258,195	$106.67	$83.5	4.2

(1)	No RSUs outstanding at December 31, 2017 were convertible to shares of common stock.

(2)	The intrinsic value of RSUs is measured by applying the closing stock price as of December 31, 2017 to the applicable number of units.

The grant-date weighted average fair value of RSUs granted in 2017, 2016 and 2015 was $206.45, $181.04, and $139.00, respectively. The total intrinsic value of RSUs converted to common stock during 2017, 2016 and 2015 was $6.9 million, $78.7 million, and $0.2 million, respectively.

Stock-based compensation expense

Stock-based compensation expense consists of the following:

(In millions)	For the Years Ended December 31,
	2017	2016	2015
Restricted stock	$2.9	$2.8	$3.2
Restricted stock units	12.5	4.6	9.2
Total	$15.4	$7.4	$12.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

While the stock-based awards are often expected to vest in equal, annual installments over the corresponding requisite service periods of the grants, the related stock-based compensation expense is not recognized on a straight-line basis over the same periods.  Each installment is accounted for as a separate award and as a result, the fair value of each installment is recognized as stock-based compensation expense on a straight-line basis over the related expected vesting period.  Assuming performance targets are achieved in the periods currently estimated, we expect to recognize the remaining expense for stock-based awards outstanding as of December 31, 2017 over a weighted average period of 1.8 years, as follows:

(In millions)
For the Years Ended December 31,	Restricted Stock Units	Restricted Stock	Total Projected Expense
2018	$8.0	$2.1	$10.1
2019	4.5	1.4	5.9
2020	2.2	1.1	3.3
2021	0.5	0.9	1.4
2022	0.1	0.8	0.9
Thereafter	—	1.7	1.7
Total	$15.3	$8.0	$23.3

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

Geographic Information

For the three years ended December 31, 2017, 2016 and 2015, all of our revenues were derived from the United States.  As of December 31, 2017 and 2016, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of financing programs that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer or purchase ancillary products on vehicles financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during 2017, 2016, or 2015.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2017 or 2016.

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

On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On November 20, 2017 we received a second civil investigation demand from the Office of the Attorney General of the Commonwealth of Massachusetts seeking updated information on its original civil investigation demand, additional information related to the Company's origination and collection of Consumer Loans, and information regarding securitization activities. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

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

On February 19, 2016, we received a First Amended Complaint filed by Westlake Services d/b/a Westlake Financial Service and Nowcom Corporation, alleging that the Company has attempted to monopolize the indirect financing profit sharing program market in violation of Section 2 of the Sherman Act and seeking, among other things, injunctive relief and unspecified money damages, which, if awarded, would likely be trebled pursuant to the Sherman Act. The case was filed in the United States District Court, Central District of California, Western Division. On April 6, 2016, the Court dismissed the claims brought by Nowcom Corporation.  On January 5, 2018, the Court entered judgment in favor of the Company, dismissing the case with prejudice on the merits and ordering that the Company be awarded its costs of suit from Westlake Services, LLC.  On February 2, 2018, Westlake Services, LLC filed a Notice of Appeal with the Court.  We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this lawsuit. The Company intends to vigorously defend itself in this matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Lease Commitments

We lease office space and office equipment.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense on all operating leases was $1.5 million for 2017, 2016 and 2015, respectively.  Contingent rentals under the operating leases were insignificant. Our total minimum future lease commitments under operating leases as of December 31, 2017 are as follows:

(In millions)
Year	Minimum Future Lease Commitments
2018	$1.9
2019	1.6
2020	1.5
2021	1.1
2022	0.5
Total	$6.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)

17.    QUARTERLY FINANCIAL DATA (unaudited)

The following quarterly financial data for the years ended December 31, 2017 and 2016 has been prepared in accordance with GAAP:

(In millions, except per share data)	2017
	Quarters Ended
Income Statement Data	March 31	June 30	September 30	December 31
Revenue	$262.8	$276.0	$283.9	$287.3
Income before provision for income taxes	144.2	157.1	160.1	122.4
Net income	93.3	99.1	100.7	177.1
Net income per share (1):
Basic	$4.73	$5.09	$5.19	$9.13
Diluted	$4.72	$5.09	$5.19	$9.10

(In millions, except per share data)	2016
	Quarters Ended
Income Statement Data	March 31	June 30	September 30	December 31
Revenue	$227.9	$238.5	$246.6	$256.2
Income before provision for income taxes	118.4	134.7	136.5	141.6
Net income	74.4	84.9	85.9	87.6
Net income per share (1):
Basic	$3.64	$4.17	$4.22	$4.35
Diluted	$3.63	$4.17	$4.21	$4.33

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, we used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we believe that as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2017 and their report dated February 9, 2018 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Credit Acceptance Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 9, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
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
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP

Southfield, Michigan
February 9, 2018

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

Our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 17, 2012, provides for the granting of restricted stock, restricted stock units and stock options to team members, officers, and directors. As of December 31, 2017, there were no options issued or outstanding under the Incentive Plan.

The following table sets forth (1) the number of shares of common stock to be issued upon the exercise of outstanding options or restricted stock units, (2) the weighted average exercise price of outstanding options, if applicable, and (3) the number of shares remaining available for future issuance, as of December 31, 2017:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (a)
Equity compensation plan approved by shareholders:
Incentive Plan	522,827	—	125,731

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

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2017 and 2016
— Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
— Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015
— Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
(2)
Financial Statement Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXHIBIT INDEX

The following documents are filed as part of this report.  Those exhibits previously filed and incorporated herein by reference are identified below.  Exhibits not required for this report have been omitted.  Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended July 1, 1997 (incorporated by reference to Exhibit 3(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).
3.2
Amended and Restated Bylaws of the Company, as amended February 24, 2005 (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

4.1
Fifth Amended and Restated Credit Agreement, dated as of June 17, 2011, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4(f)(146) to the Company’s Current Report on Form 8-K filed June 22, 2011).

4.2
Loan and Security Agreement, dated as of August 19, 2011 among the Company, CAC Warehouse Funding LLC IV, BMO Capital Markets Corp., Bank of Montreal and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4(f)(148) to the Company's Current Report on Form 8-K filed August 24, 2011).

4.3
Backup Servicing Agreement dated as of August 19, 2011, among the Company, CAC Warehouse Funding LLC IV, Wells Fargo Bank, National Association, Bank of Montreal and BMO Capital Markets Corp. (incorporated by reference to Exhibit 4(f)(149) to the Company's Current Report on Form 8-K filed August 24, 2011).

4.4
Amended and Restated Intercreditor Agreement, dated as of February 1, 2010, among Credit Acceptance Corporation, the other Grantors party thereto, representatives of the Secured Parties thereunder and Comerica Bank, as administrative agent under the Original Credit Agreement (as defined therein) and as collateral agent (incorporated by reference to Exhibit 4(g)(6) to the Company’s Current Report on Form 8-K filed February 5, 2010).

4.5
First Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 15, 2012, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.72 to the Company’s Current Report on Form 8-K filed June 15, 2012).

4.6
Amended and Restated Backup Servicing Agreement dated as of December 27, 2012, among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed January 3, 2013).

4.7
First Amendment to Loan and Security Agreement dated as of April 5, 2013, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.84 to the Company’s Current Report on Form 8-K filed April 5, 2013).

4.8
Amended and Restated Sale and Contribution Agreement dated as of April 5, 2013, between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to Exhibit 4.85 to the Company’s Current Report on Form 8-K filed April 5, 2013).

4.9
Second Amendment to the Fifth Amended and Restated Credit Agreement, dated as of June 20, 2013, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.92 to the Company’s Current Report on Form 8-K filed June 24, 2013).

4.10
Third Amendment to the Fifth Amended and Restated Credit Agreement, dated as of December 9, 2013, among the Company and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.103 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

4.11
Fourth Amendment to the Fifth Amended and Restated Credit Agreement, dated as of January 15, 2014, among the Company, the banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.117 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

4.12
Indenture, dated as of January 22, 2014, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.101 to the Company’s Current Report on Form 8-K filed January 27, 2014).

4.13
Second Amendment to Loan and Security Agreement, dated as of December 4, 2013, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.106 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

4.14
First Amendment to Amended and Restated Sale and Contribution Agreement, dated as of December 4, 2013, between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to Exhibit 4.107 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

4.15
Sixth Amended and Restated Credit Agreement, dated as of June 23, 2014, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed June 25, 2014).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.16
Amendment No. 1 to Amended and Restated Backup Servicing Agreement, dated as of July 18, 2014, among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.126 to the Company’s Current Report on Form 8-K filed July 23, 2014).

4.17
Loan and Security Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.127 to the Company’s Current Report on Form 8-K filed September 18, 2014).

4.18
Backup Servicing Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.128 to the Company’s Current Report on Form 8-K filed September 18, 2014).

4.19
Contribution Agreement, dated as of September 15, 2014, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to Exhibit 4.129 to the Company’s Current Report on Form 8-K filed September 18, 2014).

4.20
Indenture dated as of January 29, 2015, between Credit Acceptance Auto Loan Trust 2015-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.58 to the Company’s Current Report on Form 8-K filed February 3, 2015).

4.21
Sale and Servicing Agreement, dated as of January 29, 2015, among the Company, Credit Acceptance Auto Loan Trust 2015-1, Credit Acceptance Funding LLC 2015-1, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.59 to the Company’s Current Report on Form 8-K filed February 3, 2015).

4.22
Backup Servicing Agreement, dated as of January 29, 2015, among the Company, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Auto Loan Trust 2015-1, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.60 to the Company’s Current Report on Form 8-K filed February 3, 2015).

4.23
Amended and Restated Trust Agreement dated as of January 29, 2015 between Credit Acceptance Funding LLC 2015-1, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.61 to the Company’s Current Report on Form 8-K filed February 3, 2015).

4.24
Sale and Contribution Agreement, dated as of January 29, 2015, between the Company and Credit Acceptance Funding LLC 2015-1 (incorporated by reference to Exhibit 4.62 to the Company’s Current Report on Form 8-K filed February 3, 2015).

4.25
Indenture dated as of March 30, 2015, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 31, 2015).

4.26
Third Amendment to Loan and Security Agreement, dated as of May 13, 2015, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.71 to the Company's Current Report on Form 8-K filed May 15, 2015).

4.27
First Amendment to Backup Servicing Agreement, dated as of May 13, 2015, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.72 to the Company's Current Report on Form 8-K filed May 15, 2015).

4.28
First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 11, 2015, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank (incorporated by reference to Exhibit 4.74 to the Company’s Current Report on Form 8-K filed June 16, 2015).

4.29
First Amendment to Loan and Security Agreement, dated as of June 11, 2015, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.75 to the Company’s Current Report on Form 8-K filed June 16, 2015).

4.30
Indenture dated as of August 20, 2015, between Credit Acceptance Auto Loan Trust 2015-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.76 to the Company’s Current Report on Form 8-K filed August 25, 2015).

4.31
Sale and Servicing Agreement, dated as of August 20, 2015, among the Company, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Funding LLC 2015-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.77 to the Company’s Current Report on Form 8-K filed August 25, 2015).

4.32
Backup Servicing Agreement, dated as of August 20, 2015, among the Company, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Auto Loan Trust 2015-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.78 to the Company’s Current Report on Form 8-K filed August 25, 2015).

4.33
Amended and Restated Trust Agreement dated as of August 20, 2015 between Credit Acceptance Funding LLC 2015-2, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.79 to the Company’s Current Report on Form 8-K filed August 25, 2015).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.34
Sale and Contribution Agreement, dated as of August 20, 2015, between the Company and Credit Acceptance Funding LLC 2015-2 (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed August 25, 2015).

4.35
Loan and Security Agreement dated as of September 30, 2015, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed October 5, 2015).

4.36
Contribution Agreement, dated as of September 30, 2015, between the Company and CAC Warehouse Funding LLC VI (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed October 5, 2015).

4.37
Loan and Security Agreement dated as of February 26, 2016, among the Company, Credit Acceptance Funding LLC 2016-1, Wells Fargo Bank, National Association and Bank of Montreal (incorporated by reference to Exhibit 4.66 to the Company’s Current Report on Form 8-K filed March 3, 2016).

4.38
Backup Servicing Agreement, dated as of February 26, 2016, among the Company, Credit Acceptance Funding LLC 2016-1, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.67 to the Company’s Current Report on Form 8-K filed March 3, 2016).

4.39
Sale and Contribution Agreement, dated as of February 26, 2016, between the Company and Credit Acceptance Funding LLC 2016-1 (incorporated by reference to Exhibit 4.68 to the Company’s Current Report on Form 8-K filed March 3, 2016).

4.40
Indenture dated as of May 12, 2016, between Credit Acceptance Auto Loan Trust 2016-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.70 to the Company’s Current Report on Form 8-K filed May 16, 2016).

4.41
Sale and Servicing Agreement, dated as of May 12, 2016, among the Company, Credit Acceptance Auto Loan Trust 2016-2, Credit Acceptance Funding LLC 2016-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.71 to the Company’s Current Report on Form 8-K filed May 16, 2016).

4.42
Backup Servicing Agreement, dated as of May 12, 2016, among the Company, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Auto Loan Trust 2016-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.72 to the Company’s Current Report on Form 8-K filed May 16, 2016).

4.43
Amended and Restated Trust Agreement dated as of May 12, 2016 between Credit Acceptance Funding LLC 2016-2, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.73 to the Company’s Current Report on Form 8-K filed May 16, 2016).

4.44
Sale and Contribution Agreement, dated as of May 12, 2016, between the Company and Credit Acceptance Funding LLC 2016-2 (incorporated by reference to Exhibit 4.74 to the Company’s Current Report on Form 8-K filed May 16, 2016).

4.45
Second Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 15, 2016, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.76 to the Company’s Current Report on Form 8-K filed June 20, 2016).

4.46
Sixth Amended and Restated Loan and Security Agreement dated as of June 23, 2016, among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.77 to the Company’s Current Report on Form 8-K filed June 28, 2016).

4.47
Fourth Amended and Restated Sale and Contribution Agreement, dated as of June 23, 2016, between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to Exhibit 4.78 to the Company’s Current Report on Form 8-K filed June 28, 2016).

4.48
Second Amendment to Loan and Security Agreement, dated as of August 18, 2016, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.79 to the Company’s Current Report on Form 8-K filed August 23, 2016).

4.49
First Amendment to Contribution Agreement, dated as of August 18, 2016, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed August 23, 2016).

4.50
Indenture dated as of October 27, 2016, between Credit Acceptance Auto Loan Trust 2016-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.81 to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.51
Sale and Servicing Agreement, dated as of October 27, 2016, among the Company, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Funding LLC 2016-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.52
Backup Servicing Agreement, dated as of October 27, 2016, among the Company, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Auto Loan Trust 2016-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed October 31, 2016).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.53
Amended and Restated Trust Agreement, dated as of October 27, 2016, among Credit Acceptance Funding LLC 2016-3, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.84 to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.54
Sale and Contribution Agreement, dated as of October 27, 2016, between the Company and Credit Acceptance Funding LLC 2016-3 (incorporated by reference to Exhibit 4.85 to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.55
Indenture dated as of February 23, 2017, between Credit Acceptance Auto Loan Trust 2017-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.73 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.56
Sale and Servicing Agreement, dated as of February 23, 2017, among the Company, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Funding LLC 2017-1, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.74 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.57
Backup Servicing Agreement, dated as of February 23, 2017, among the Company, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Auto Loan Trust 2017-1, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.75 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.58
Amended and Restated Trust Agreement, dated as of February 23, 2017, among Credit Acceptance Funding LLC 2017-1, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.76 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.59
Sale and Contribution Agreement, dated as of February 23, 2017, between the Company and Credit Acceptance Funding LLC 2017-1(incorporated by reference to Exhibit 4.77 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.60
Fourth Amendment to Loan and Security Agreement, dated as of April 28, 2017, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.79 to the Company’s Current Report on Form 8-K filed May 4, 2017).

4.61
Third Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of June 28, 2017, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed June 30, 2017).

4.62
Indenture dated as of June 29, 2017, between Credit Acceptance Auto Loan Trust 2017-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.81 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.63
Sale and Servicing Agreement, dated as of June 29, 2017, among the Company, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Funding LLC 2017-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.64
Backup Servicing Agreement, dated as of June 29, 2017, among the Company, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Auto Loan Trust 2017-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.65
Amended and Restated Trust Agreement, dated as of June 29, 2017, among Credit Acceptance Funding LLC 2017-1, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.84 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.66
Sale and Contribution Agreement, dated as of June 29, 2017, between the Company and Credit Acceptance Funding LLC 2017-2 (incorporated by reference to Exhibit 4.85 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.67
First Amendment to Loan and Security Agreement, dated as of July 18, 2017, among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, fsb (incorporated by reference to Exhibit 4.87 to the Company’s Current Report on Form 8-K filed July 21, 2017).

4.68
New Bank Addendum, dated October 19, 2017 to the Sixth Amended and Restated Credit Acceptance Corporation Credit Agreement dated as of October 19, 2017, among the Company, each of the financial institutions parties thereto and Comerica Bank, as agent (incorporated by reference to Exhibit 4.94 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

4.69
Assignment Agreement, dated October 19, 2017, among the Company, the Banks signatory thereto and Comerica Bank, as agent, under the Sixth Amended and Restated Credit Acceptance Corporation Credit Agreement dated as of June 23, 2014 (incorporated by reference to Exhibit 4.95 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

4.70
Indenture dated as of October 26, 2017, between Credit Acceptance Auto Loan Trust 2017-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.88 to the Company’s Current Report on Form 8-K filed October 27, 2017).

4.71
Sale and Servicing Agreement, dated as of October 26, 2017, among the Company, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Funding LLC 2017-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.89 to the Company’s Current Report on Form 8-K filed October 27, 2017).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.72
Backup Servicing Agreement, dated as of October 26, 2017, among the Company, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Auto Loan Trust 2017-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.90 to the Company’s Current Report on Form 8-K filed October 27, 2017).

4.73
Amended and Restated Trust Agreement, dated as of October 26, 2017, among Credit Acceptance Funding LLC 2017-3, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.91 to the Company’s Current Report on Form 8-K filed October 27, 2017).

4.74
Sale and Contribution Agreement, dated as of October 26, 2017, between the Company and Credit Acceptance Funding LLC 2017-3 (incorporated by reference to Exhibit 4.92 to the Company’s Current Report on Form 8-K filed October 27, 2017).

4.75
Loan and Security Agreement, dated as of December 1, 2017, among the Company, CAC Warehouse Funding LLC VII, Credit Suisse AG, New York Branch and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed December 7, 2017).

4.76
Contribution Agreement, dated as of December 1, 2017, between the Company and CAC Warehouse Funding LLC VII (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed December 7, 2017).

4.77
Backup Servicing Agreement, dated as of December 1, 2017, among the Company, CAC Warehouse Funding LLC VII, Credit Suisse AG, New York Branch and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.98 to the Company’s Current Report on Form 8-K filed December 7, 2017).

4.78
Amended and Restated Intercreditor Agreement, dated December 1, 2017, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Auto Loan Trust 2016-2, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Auto Loan Trust 2015-1, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.99 to the Company’s Current Report on Form 8-K filed December 7, 2017).

4.79
Amendment No. 1 to Sixth Amended and Restated Loan and Security Agreement, dated as of December 20, 2017, among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed December 21, 2017).

10.1	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10(q)(4) to the Company’s Current Report on Form 8-K filed February 28, 2007).*
10.2
Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, April 6, 2009 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 10, 2009).*

10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(11) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*
10.4
Form of Board of Directors Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(12) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*

10.5
Restricted Stock Unit Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*

10.6
Restricted Stock Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*

10.7
Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, March 26, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2012).*

10.8	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*
10.9
Shareholder Agreement, dated as of January 3, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed January 4, 2017).*

10.10	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).*
10.11
Amendment to Shareholder Agreement dated September 15, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).*

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.12	Amendment to Shareholder Agreement dated November 29, 2017, between the Company and Donald A. Foss.*
12	Ratio of Earnings to Fixed Charges.
21	Schedule of Credit Acceptance Corporation Subsidiaries.
23	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(INS)	XBRL Instance Document.
101(SCH)	XBRL Taxonomy Extension Schema Document.
101(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	XBRL Taxonomy Label Linkbase Document.
101(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the Company's consolidated assets and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request.

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

CREDIT ACCEPTANCE CORPORATION

By:	/s/ BRETT A. ROBERTS
Brett A. Roberts
Chief Executive Officer
(Principal Executive Officer)
Date:	February 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 9, 2018 on behalf of the registrant and in the capacities indicated.

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