Form 10-Q
period 2018-03-31
CREDIT ACCEPTANCE CORP
filed 2018-05-03
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

The number of shares of Common Stock, $0.01 par value, outstanding on April 26, 2018 was 19,309,839.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	March 31, 2018	December 31, 2017
ASSETS:
Cash and cash equivalents	$11.5	$8.2
Restricted cash and cash equivalents	368.5	255.6
Restricted securities available for sale	51.3	46.1

Loans receivable	5,498.1	5,049.0
Allowance for credit losses	(448.4)	(429.4)
Loans receivable, net	5,049.7	4,619.6

Property and equipment, net	20.4	20.5
Income taxes receivable	2.5	2.2
Other assets	30.1	33.4
Total Assets	$5,534.0	$4,985.6

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$168.9	$151.7
Revolving secured line of credit	23.0	13.9
Secured financing	2,880.2	2,514.1
Senior notes	543.2	542.8
Deferred income taxes, net	206.4	187.4
Income taxes payable	55.6	39.9
Total Liabilities	3,877.3	3,449.8

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 19,309,937 and 19,310,049 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	0.2	0.2
Paid-in capital	147.7	145.5
Retained earnings	1,509.3	1,390.3
Accumulated other comprehensive loss	(0.5)	(0.2)
Total Shareholders' Equity	1,656.7	1,535.8
Total Liabilities and Shareholders' Equity	$5,534.0	$4,985.6

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2018	2017
Revenue:
Finance charges	$270.3	$238.0
Premiums earned	10.3	10.1
Other income	15.0	14.7
Total revenue	295.6	262.8
Costs and expenses:
Salaries and wages	42.5	35.5
General and administrative	14.5	13.9
Sales and marketing	17.8	15.1
Provision for credit losses	23.4	20.5
Interest	34.5	27.6
Provision for claims	5.2	6.0
Total costs and expenses	137.9	118.6
Income before provision for income taxes	157.7	144.2
Provision for income taxes	37.6	50.9
Net income	$120.1	$93.3
Net income per share:
Basic	$6.18	$4.73
Diluted	$6.17	$4.72
Weighted average shares outstanding:
Basic	19,437,735	19,722,491
Diluted	19,473,563	19,772,658

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2018	2017
Net income	$120.1	$93.3
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(0.3)	0.1
Other comprehensive income (loss)	(0.3)	0.1
Comprehensive income	$119.8	$93.4

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$120.1	$93.3
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	23.4	20.5
Depreciation	1.3	1.6
Amortization	2.9	2.5
Provision for deferred income taxes	19.1	40.3
Stock-based compensation	3.1	2.5
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	19.1	(10.1)
Increase in income taxes receivable	(0.3)	(0.9)
Increase in income taxes payable	15.7	9.3
Decrease in other assets	3.0	2.9
Net cash provided by operating activities	207.4	161.9
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(13.7)	(13.9)
Proceeds from sale of restricted securities available for sale	6.7	9.2
Maturities of restricted securities available for sale	1.4	3.4
Principal collected on Loans receivable	643.9	567.0
Advances to Dealers	(709.2)	(536.9)
Purchases of Consumer Loans	(342.4)	(254.6)
Accelerated payments of Dealer Holdback	(12.6)	(10.2)
Payments of Dealer Holdback	(33.2)	(35.2)
Purchases of property and equipment	(1.2)	(3.2)
Net cash used in investing activities	(460.3)	(274.4)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	465.4	622.9
Repayments under revolving secured line of credit	(456.3)	(488.8)
Proceeds from secured financing	1,000.0	736.0
Repayments of secured financing	(632.2)	(568.0)
Payments of debt issuance costs	(3.9)	(2.8)
Repurchase of common stock	(2.0)	(105.8)
Other financing activities	(1.9)	7.5
Net cash provided by financing activities	369.1	201.0
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	116.2	88.5
Cash, cash equivalents, restricted cash and restricted cash equivalents beginning of period	263.8	239.3
Cash, cash equivalents, restricted cash and restricted cash equivalents end of period	$380.0	$327.8
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$40.3	$34.0
Cash paid during the period for income taxes	$1.6	$1.8

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2018 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current presentation. On January 1, 2018, we adopted Accounting Standards Update 2016-18, which was applied retrospectively and changed the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows. For additional information, see Note 3 to the consolidated financial statements.

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
Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended March 31,
Consumer Loan Assignment Volume	2018	2017
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	96.3%	96.3%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2017	73.3%	26.7%	67.8%	32.2%
June 30, 2017	72.3%	27.7%	67.9%	32.1%
September 30, 2017	71.9%	28.1%	68.6%	31.4%
December 31, 2017	72.5%	27.5%	69.7%	30.3%
March 31, 2018	70.1%	29.9%	67.4%	32.6%

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of March 31, 2018 and December 31, 2017, we had $10.8 million and $7.8 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of March 31, 2018 and December 31, 2017, we had $367.9 million and $255.1 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statement of cash flows:

(In millions)	As of
	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$11.5	$8.2	$11.1	$14.6
Restricted cash and cash equivalents	368.5	255.6	316.7	224.7
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$380.0	$263.8	$327.8	$239.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

Methodology Changes. For the three months ended March 31, 2018 and 2017, we did not make any methodology changes for Loans that had a material impact on our financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

New Accounting Updates Adopted During the Current Year

Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, which amended Topic 740 (Income Taxes) for income tax accounting implications of the December 2017 Tax Cuts and Jobs Act ("2017 Tax Act"). ASU 2018-05 is effective for fiscal years, and interim periods, beginning in the reporting period that includes the enactment of the 2017 Tax Act. ASU 2018-05 provides guidance for entities under three scenarios: (1) Measurement of certain income tax effects is complete—an entity must reflect the tax effects of the 2017 Tax Act for which the accounting is complete; (2) Measurement of certain income tax effects can be reasonably estimated—an entity must report provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, should be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined; and (3) Measurement of certain income tax effects cannot be reasonably estimated—an entity is not required to report provisional amounts for any specific income tax effects of the 2017 Tax Act for which a reasonable estimate cannot be determined, and would continue to apply Accounting Standards Codification (“ASC”) Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the 2017 Tax Act. Entities would report the provisional amounts of the tax effects of the 2017 Tax Act in the first reporting period in which a reasonable estimate can be determined. ASU 2018-05 further provides that the measurement period is complete when a company's accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date of the 2017 Tax Act. An entity may be able to complete the accounting under some provisions of the 2017 Tax Act earlier than others. As a result it may need to apply all three scenarios in determining the accounting for the 2017 Tax Act based on the information that is available. The ultimate impact of the 2017 Tax Act on our consolidated financial statements and related disclosures may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the 2017 Tax Act that differ from those presently contemplated. For additional information, see Note 11 to the consolidated financial statements.

Restricted Cash. In November 2016, the FASB issued ASU 2016-18, which amended Topic 230 (Statement of Cash Flows) and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is intended to reduce diversity in practice in how restricted cash or restricted cash equivalents are presented and classified in the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted. The standard required application using a retrospective transition method. The adoption of ASU 2016-18 on January 1, 2018 changed the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows. In addition, since cash and restricted cash are presented on separate lines on our consolidated balance sheets, we enhanced the cash and restricted cash disclosures in our significant accounting policies in Note 3 to the consolidated financial statements to reconcile the totals in our consolidated statement of cash flows to the related line items in our consolidated balance sheets.

The following table reconciles the consolidated statement of cash flows line items impacted by the adoption of this standard on January 1, 2018:

(In millions)	For the Three Months Ended March 31, 2017
	Adjusted	ASU 2016-18 Adjustment	Previously Reported
Decrease (increase) in restricted cash and cash equivalents	$—	$92.0	$(92.0)
Net cash used in investing activities	(274.4)	92.0	(366.4)

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	88.5	92.0	(3.5)
Cash, cash equivalents, restricted cash and restricted cash equivalents beginning of period	239.3	224.7	14.6
Cash, cash equivalents, restricted cash and restricted cash equivalents end of period	$327.8	$316.7	$11.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01, which revised Topic 825 (Financial Instruments) for the recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 makes targeted improvements on how entities account for equity investments, present and disclose financial instruments and measure the valuation allowance on deferred tax assets related to available-for-sale debt securities. ASU 2016-01 is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption not permitted. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on our consolidated financial statements.

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, which superseded the revenue recognition requirements of Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is only applicable to our other income source of revenue. Finance charges and premiums earned sources of revenue are outside the scope of this guidance. ASU 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. We adopted ASU 2014-09, as amended by ASU 2015-14, on January 1, 2018 using the modified retrospective method. We assessed the impact of the new guidance by evaluating our contracts, identifying our performance obligations, determining when the performance obligations were satisfied to allow us to recognize revenue and determining the amount of revenue to recognize. As a result of this analysis, we determined that our recognition and measurement of other income will not change. The adoption of ASU 2014-09, as amended by ASU 2015-14, did not impact on the timing of our revenue recognition, however it expanded our disclosures related to our other income source of revenue.

New Accounting Updates Not Yet Adopted

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU 2016-13, which included an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. Early application is permitted for fiscal years, and interim periods, beginning after December 15, 2018. We believe the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements and related disclosures as it will change our accounting policies for Loans. We continue to assess the impact of adopting ASU 2016-13, including the impact of transitioning existing Loans to CECL at the time of adoption, the CECL accounting treatment for future Consumer Loan assignments after adoption and electing fair value option accounting.

Leases. In February 2016, the FASB issued ASU 2016-02, which required lessees to recognize a right-of-use asset and related lease liability for leases classified as operating leases at the commencement date that have lease terms of more than 12 months. This ASU retains the classification distinction between finance leases and operating leases. ASU 2016-02 is effective for fiscal years, and interim periods, beginning after December 15, 2018. Early application is permitted, but we have not yet adopted ASU 2016-02. We are currently assessing the impact the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)
	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$11.5	$11.5	$8.2	$8.2
Restricted cash and cash equivalents	368.5	368.5	255.6	255.6
Restricted securities available for sale	51.3	51.3	46.1	46.1
Loans receivable, net	5,049.7	5,170.6	4,619.6	4,741.5
Liabilities
Revolving secured line of credit	$23.0	$23.0	$13.9	$13.9
Secured financing	2,880.2	2,878.8	2,514.1	2,527.6
Senior notes	543.2	562.9	542.8	569.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)
	As of March 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$11.5	$—	$—	$11.5
Restricted cash and cash equivalents (1)	368.5	—	—	368.5
Restricted securities available for sale (2)	41.2	10.1	—	51.3
Loans receivable, net (1)	—	—	5,170.6	5,170.6
Liabilities
Revolving secured line of credit (1)	$23.0	$—	$—	$23.0
Secured financing (1)	—	2,878.8	—	2,878.8
Senior notes (1)	562.9	—	—	562.9

(In millions)
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$8.2	$—	$—	$8.2
Restricted cash and cash equivalents (1)	255.6	—	—	255.6
Restricted securities available for sale (2)	37.1	9.0	—	46.1
Loans receivable, net (1)	—	—	4,741.5	4,741.5
Liabilities
Revolving secured line of credit (1)	$13.9	$—	$—	$13.9
Secured financing (1)	—	2,527.6	—	2,527.6
Senior notes (1)	569.4	—	—	569.4

(1)	Measured at amortized cost with fair value disclosed.

(2)	Measured and recorded at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$21.3	$—	$(0.3)	$21.0
Corporate bonds	20.5	—	(0.3)	20.2
Asset-backed securities	8.0	—	(0.1)	7.9
Mortgage-backed securities	2.2	—	—	2.2
Total restricted securities available for sale	$52.0	$—	$(0.7)	$51.3

(In millions)	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$19.2	$—	$(0.2)	$19.0
Corporate bonds	18.2	—	(0.1)	18.1
Asset-backed securities	6.6	—	—	6.6
Mortgage-backed securities	2.4	—	—	2.4
Total restricted securities available for sale	$46.4	$—	$(0.3)	$46.1

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of March 31, 2018
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$10.8	$(0.2)	$6.5	$(0.1)	$17.3	$(0.3)
Corporate bonds	18.4	(0.2)	1.4	(0.1)	19.8	(0.3)
Asset-backed securities	5.7	(0.1)	1.0	—	6.7	(0.1)
Mortgage-backed securities	1.1	—	1.1	—	2.2	—
Total restricted securities available for sale	$36.0	$(0.5)	$10.0	$(0.2)	$46.0	$(0.7)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2017
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$11.0	$(0.1)	$7.9	$(0.1)	$18.9	$(0.2)
Corporate bonds	11.1	(0.1)	1.9	—	13.0	(0.1)
Asset-backed securities	4.9	—	1.0	—	5.9	—
Mortgage-backed securities	1.2	—	1.2	—	2.4	—
Total restricted securities available for sale	$28.2	$(0.2)	$12.0	$(0.1)	$40.2	$(0.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	As of
	March 31, 2018		December 31, 2017
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$2.8	$2.8	$2.5	$2.5
Over one year to five years	45.9	45.3	40.5	40.2
Over five years to ten years	1.0	1.0	1.0	1.0
Over ten years	2.3	2.2	2.4	2.4
Total restricted securities available for sale	$52.0	$51.3	$46.4	$46.1

6.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of March 31, 2018
	Dealer Loans	Purchased Loans	Total
Loans receivable	$3,773.5	$1,724.6	$5,498.1
Allowance for credit losses	(379.3)	(69.1)	(448.4)
Loans receivable, net	$3,394.2	$1,655.5	$5,049.7

(In millions)	As of December 31, 2017
	Dealer Loans	Purchased Loans	Total
Loans receivable	$3,518.1	$1,530.9	$5,049.0
Allowance for credit losses	(366.0)	(63.4)	(429.4)
Loans receivable, net	$3,152.1	$1,467.5	$4,619.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended March 31, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,518.1	$1,530.9	$5,049.0
New Consumer Loan assignments (1)	709.2	342.4	1,051.6
Principal collected on Loans receivable	(478.7)	(165.2)	(643.9)
Accelerated Dealer Holdback payments	12.6	—	12.6
Dealer Holdback payments	33.2	—	33.2
Transfers (2)	(18.4)	18.4	—
Write-offs	(4.3)	(2.1)	(6.4)
Recoveries (3)	1.8	0.2	2.0
Balance, end of period	$3,773.5	$1,724.6	$5,498.1

(In millions)	For the Three Months Ended March 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,209.0	$998.0	$4,207.0
New Consumer Loan assignments (1)	536.9	254.6	791.5
Principal collected on Loans receivable	(461.0)	(106.0)	(567.0)
Accelerated Dealer Holdback payments	10.2	—	10.2
Dealer Holdback payments	35.2	—	35.2
Transfers (2)	(1.1)	1.1	—
Write-offs	(3.0)	(0.2)	(3.2)
Recoveries (3)	0.3	—	0.3
Balance, end of period	$3,326.5	$1,147.5	$4,474.0

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

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans. A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended March 31, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,088.6	$576.9	$1,665.5
New Consumer Loan assignments (1)	289.4	147.8	437.2
Accretion (2)	(192.3)	(80.1)	(272.4)
Provision for credit losses	18.7	4.7	23.4
Forecast changes	(6.1)	(4.7)	(10.8)
Transfers (3)	(7.2)	9.2	2.0
Balance, end of period	$1,191.1	$653.8	$1,844.9

(In millions)	For the Three Months Ended March 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$982.6	$348.1	$1,330.7
New Consumer Loan assignments (1)	219.7	103.4	323.1
Accretion (2)	(187.8)	(52.4)	(240.2)
Provision for credit losses	17.2	3.3	20.5
Forecast changes	(3.4)	11.5	8.1
Transfers (3)	(0.2)	0.7	0.5
Balance, end of period	$1,028.1	$414.6	$1,442.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended March 31, 2018
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,122.7	$765.9	$1,888.6
Expected net cash flows at the time of assignment (2)	998.6	490.2	1,488.8
Fair value at the time of assignment (3)	709.2	342.4	1,051.6

(In millions)	For the Three Months Ended March 31, 2017
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$854.5	$551.1	$1,405.6
Expected net cash flows at the time of assignment (2)	756.6	358.0	1,114.6
Fair value at the time of assignment (3)	536.9	254.6	791.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations. For additional information regarding credit quality, see Note 3 to the consolidated financial statements. The following table compares our forecast of Consumer Loan collection rates as of March 31, 2018, with the forecasts as of December 31, 2017 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31 2018	December 31, 2017	Initial Forecast	December 31, 2017	Initial Forecast
2009	79.5%	79.5%	71.9%	0.0%	7.6%
2010	77.6%	77.6%	73.6%	0.0%	4.0%
2011	74.7%	74.7%	72.5%	0.0%	2.2%
2012	73.8%	73.8%	71.4%	0.0%	2.4%
2013	73.4%	73.5%	72.0%	-0.1%	1.4%
2014	71.7%	71.7%	71.8%	0.0%	-0.1%
2015	65.3%	65.5%	67.7%	-0.2%	-2.4%
2016	64.4%	64.8%	65.4%	-0.4%	-1.0%
2017	65.5%	65.6%	64.0%	-0.1%	1.5%
2018	63.6%	—	63.5%	—	0.1%

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

Consumer Loans assigned in 2009 through 2013 and 2017 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2014 and 2018, actual results have been close to our initial estimates. For the three months ended March 31, 2018, forecasted collection rates declined for Consumer Loans assigned in 2015 and 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

(In millions)	As of March 31, 2018
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$834.3	$812.9	$1,647.2	$2,939.2	$911.7	$3,850.9
Allowance for credit losses	—	—	—	(379.3)	(69.1)	(448.4)
Loans receivable, net	$834.3	$812.9	$1,647.2	$2,559.9	$842.6	$3,402.5

(In millions)	As of December 31, 2017
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$755.2	$472.7	$1,227.9	$2,762.9	$1,058.2	$3,821.1
Allowance for credit losses	—	—	—	(366.0)	(63.4)	(429.4)
Loans receivable, net	$755.2	$472.7	$1,227.9	$2,396.9	$994.8	$3,391.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended March 31, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$366.0	$63.4	$429.4
Provision for credit losses	18.7	4.7	23.4
Transfers (1)	(2.9)	2.9	—
Write-offs	(4.3)	(2.1)	(6.4)
Recoveries (2)	1.8	0.2	2.0
Balance, end of period	$379.3	$69.1	$448.4

(In millions)	For the Three Months Ended March 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$309.3	$11.1	$320.4
Provision for credit losses	17.2	3.3	20.5
Write-offs	(3.0)	(0.2)	(3.2)
Recoveries (2)	0.3	—	0.3
Balance, end of period	$323.8	$14.2	$338.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended March 31,
	2018	2017
Net assumed written premiums	$16.2	$12.3
Net premiums earned	10.3	10.1
Provision for claims	5.2	6.0
Amortization of capitalized acquisition costs	0.3	0.3

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	March 31, 2018	December 31, 2017
Trust assets	Restricted cash and cash equivalents	$1.5	$0.8
Trust assets	Restricted securities available for sale	51.3	46.1
Unearned premium	Accounts payable and accrued liabilities	40.0	34.1
Claims reserve (1)	Accounts payable and accrued liabilities	1.0	1.0

(1)	The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

8.    OTHER INCOME

Other income consists of the following:

	For the Three Months Ended March 31,
(In millions)	2018	2017
Ancillary product profit sharing	$6.4	$5.1
Remarketing fees	3.1	3.1
GPS-SID fees	2.5	3.8
Dealer support products and services	1.2	1.3
Dealer enrollment fees	1.1	1.0
Other	0.7	0.4
Total	$15.0	$14.7

Ancillary product profit sharing consists of payments received from Third Party Providers (“TPPs”) based upon the performance of vehicle service contracts and Guaranteed Asset Protection (“GAP”) contracts, and are recognized as income over the life of the vehicle service contracts and GAP contracts.

Remarketing fees consist of fees retained from the sale of repossessed vehicles by Vehicle Remarketing Services, Inc. (“VRS”), our wholly-owned subsidiary that is responsible for remarketing vehicles for Credit Acceptance. VRS coordinates vehicle repossessions with a nationwide network of repossession contractors, the redemption of the vehicle by the consumer, or the sale of the vehicle through a nationwide network of vehicle auctions. VRS recognizes income from the retained fees at the time of the sale and does not retain a fee if a repossessed vehicle is redeemed by the consumer prior to the sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended March 31, 2018
	Ancillary product profit sharing	Remarketing fees	GPS-SID fees	Dealer support products and services	Dealer enrollment fees	Other	Total Other Income
Source of income
Third Party Providers	$6.4	$—	$2.5	$—	$—	$0.7	$9.6
Dealers	—	3.1	—	1.2	1.1	—	5.4
Total	$6.4	$3.1	$2.5	$1.2	$1.1	$0.7	$15.0

Timing of revenue recognition
Over time	$6.4	$—	$—	$—	$1.1	$0.7	$8.2
At a point in time	—	3.1	2.5	1.2	—	—	6.8
Total	$6.4	$3.1	$2.5	$1.2	$1.1	$0.7	$15.0

9.           DEBT

Debt consists of the following:

(In millions)	As of March 31, 2018
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$23.0	$—	$—	$23.0
Secured financing (2)	2,896.9	(16.7)	—	2,880.2
Senior notes	550.0	(5.5)	(1.3)	543.2
Total debt	$3,469.9	$(22.2)	$(1.3)	$3,446.4

(In millions)	As of December 31, 2017
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$13.9	$—	$—	$13.9
Secured financing (2)	2,529.1	(15.0)	—	2,514.1
Senior notes	550.0	(5.9)	(1.3)	542.8
Total debt	$3,093.0	$(20.9)	$(1.3)	$3,070.8

(1)	Excludes deferred debt issuance costs of $2.5 million and $2.8 million as of March 31, 2018 and December 31, 2017, respectively, which are included in other assets.

(2)	Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

General information for each of our financing transactions in place as of March 31, 2018 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount		Interest Rate as of March 31, 2018
Revolving Secured Line of Credit	n/a	06/22/2020		$350.0	(1)	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding Corp. II	12/20/2020	(3)	400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	04/30/2020	(3)	100.0		LIBOR plus 225 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	08/18/2019	(5)	100.0		LIBOR plus 225 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2020	(3)	75.0		LIBOR plus 200 basis points
Warehouse Facility VII (2)	CAC Warehouse Funding LLC VII	12/01/2019	(6)	150.0		Commercial paper rate plus 190 basis points for class A and plus 220 basis points for class B (4)
Term ABS 2015-1 (2)	Credit Acceptance Funding LLC 2015-1	01/16/2017	(3)	300.6		Fixed rate
Term ABS 2015-2 (2)	Credit Acceptance Funding LLC 2015-2	08/15/2017	(3)	300.2		Fixed rate
Term ABS 2016-1 (2)	Credit Acceptance Funding LLC 2016-1	02/15/2018	(3)	385.0		LIBOR plus 195 basis points (4)
Term ABS 2016-2 (2)	Credit Acceptance Funding LLC 2016-2	05/15/2018	(3)	350.2		Fixed rate
Term ABS 2016-3 (2)	Credit Acceptance Funding LLC 2016-3	10/15/2018	(3)	350.0		Fixed rate
Term ABS 2017-1 (2)	Credit Acceptance Funding LLC 2017-1	02/15/2019	(3)	350.0		Fixed rate
Term ABS 2017-2 (2)	Credit Acceptance Funding LLC 2017-2	06/17/2019	(3)	450.0		Fixed rate
Term ABS 2017-3 (2)	Credit Acceptance Funding LLC 2017-3	10/15/2019	(3)	350.0		Fixed rate
Term ABS 2018-1 (2)	Credit Acceptance Funding LLC 2018-1	02/17/2020	(3)	500.0		Fixed rate
2021 Senior Notes	n/a	02/15/2021		300.0		Fixed rate
2023 Senior Notes	n/a	03/15/2023		250.0		Fixed rate

(1)	The amount of the facility will decrease to $315.0 million on June 22, 2019.

(2)	Financing made available only to a specified subsidiary of the Company.

(3)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.

(4)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on August 18, 2021 will be due on that date.

(6)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on November 30, 2021 will be due on that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended March 31,
	2018	2017
Revolving Secured Line of Credit
Maximum outstanding principal balance	$177.5	$188.0
Average outstanding principal balance	39.1	62.4
Warehouse Facility II
Maximum outstanding principal balance	201.0	200.1
Average outstanding principal balance	4.5	4.5
Warehouse Facility IV
Maximum outstanding principal balance	—	12.0
Average outstanding principal balance	—	12.0
Warehouse Facility V
Maximum outstanding principal balance	99.0	100.0
Average outstanding principal balance	2.2	2.2
Warehouse Facility VI
Maximum outstanding principal balance	75.0	49.9
Average outstanding principal balance	1.7	1.1
Warehouse Facility VII
Maximum outstanding principal balance	125.0	—
Average outstanding principal balance	2.8	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2018	December 31, 2017
Revolving Secured Line of Credit
Principal balance outstanding	$23.0	$13.9
Amount available for borrowing (1)	327.0	336.1
Interest rate	4.72%	3.44%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.4	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.2	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.2	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	0.1	—
Interest rate	—%	—%
Warehouse Facility VII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	150.0	150.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.1	1.0
Interest rate	—%	—%
Term ABS 2015-1
Principal balance outstanding	$32.2	$78.0
Loans pledged as collateral	208.1	238.4
Restricted cash and cash equivalents pledged as collateral	26.2	23.3
Interest rate	3.27%	2.88%
Term ABS 2015-2
Principal balance outstanding	$159.3	$215.9
Loans pledged as collateral	275.3	313.3
Restricted cash and cash equivalents pledged as collateral	31.3	26.4
Interest rate	2.83%	2.72%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2016-1
Principal balance outstanding	$355.2	$385.0
Loans pledged as collateral	460.0	467.2
Restricted cash and cash equivalents pledged as collateral	44.9	36.6
Interest rate	3.73%	3.18%
Term ABS 2016-2
Principal balance outstanding	$350.2	$350.2
Loans pledged as collateral	429.7	428.0
Restricted cash and cash equivalents pledged as collateral	40.8	33.2
Interest rate	2.83%	2.83%
Term ABS 2016-3
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	418.5	425.7
Restricted cash and cash equivalents pledged as collateral	40.2	31.1
Interest rate	2.53%	2.53%
Term ABS 2017-1
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	426.0	425.9
Restricted cash and cash equivalents pledged as collateral	39.3	30.8
Interest rate	2.78%	2.78%
Term ABS 2017-2
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	550.2	545.8
Restricted cash and cash equivalents pledged as collateral	50.8	39.8
Interest rate	2.72%	2.72%
Term ABS 2017-3
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	473.6	482.6
Restricted cash and cash equivalents pledged as collateral	38.4	29.6
Interest rate	2.88%	2.88%
Term ABS 2018-1
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	629.5	—
Restricted cash and cash equivalents pledged as collateral	50.1	—
Interest rate	3.24%	—%
2021 Senior Notes
Principal balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Principal balance outstanding	$250.0	$250.0
Interest rate	7.375%	7.375%

(1)	Availability may be limited by the amount of assets pledged as collateral.

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

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term ABS 2016-1, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2016-1 transaction pledged the Loans to lenders. The Term ABS 2015-1, 2015-2, 2016-2, 2016-3, 2017-1, 2017-2, 2017-3 and 2018-1 transactions each consist of three classes of notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	24 month Revolving Period
Term ABS 2015-1	January 29, 2015	$375.9	Through January 16, 2017
Term ABS 2015-2	August 20, 2015	375.5	Through August 15, 2017
Term ABS 2016-1	February 26, 2016	481.4	Through February 15, 2018
Term ABS 2016-2	May 12, 2016	437.8	Through May 15, 2018
Term ABS 2016-3	October 27, 2016	437.8	Through October 15, 2018
Term ABS 2017-1	February 23, 2017	437.8	Through February 15, 2019
Term ABS 2017-2	June 29, 2017	563.2	Through June 17, 2019
Term ABS 2017-3	October 26, 2017	437.6	Through October 15, 2019
Term ABS 2018-1	February 22, 2018	625.1	Through February 17, 2020

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

Debt Covenants

As of March 31, 2018, we were in compliance with our covenants under the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of March 31, 2018, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of March 31, 2018 and December 31, 2017:

(Dollars in millions)
As of March 31, 2018
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

100.0	Warehouse Facility IV	Cap Floating Rate	04/2016	04/2019	75.0	5.50%
		Cap Floating Rate	05/2017	04/2021	25.0	6.50%
					100.0

100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%
355.2	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	352.9	5.00%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	150.0	5.50%

(Dollars in millions)
As of December 31, 2017
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

100.0	Warehouse Facility IV	Cap Floating Rate	04/2016	04/2019	75.0	5.50%
		Cap Floating Rate	05/2017	04/2021	25.0	6.50%
					100.0

100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%
385.0	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	385.0	5.00%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	150.0	5.50%

(1)	Rate excludes the spread over the LIBOR rate.

The interest rate caps have not been designated as hedging instruments. As of March 31, 2018 and December 31, 2017, the interest rate caps had a fair value of $0.0 million as the capped rates were significantly above market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended March 31,
	2018	2017
U.S. federal statutory income tax rate	21.0%	35.0%
State income taxes	2.4%	1.7%
Excess tax benefits from stock-based compensation plans	-0.1%	-1.6%
Other	0.5%	0.2%
Effective income tax rate	23.8%	35.3%

The decrease in our effective income tax rate for the three months ended March 31, 2018 is primarily due to the enactment of the 2017 Tax Act, which lowered our federal statutory income tax rate from 35% to 21%. Based on currently enacted federal and state statutory income tax rates, we believe our long-term effective income tax rate will decrease from 37% in past years to approximately 23% in 2018 and future years.

The differences between the U.S. federal statutory income tax rate and our effective income tax rate are primarily due to state income taxes and excess tax benefits from stock-based compensation plans. We receive a tax deduction upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount that this tax deduction differs from the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit or deficiency. For the three months ended March 31, 2018 and 2017, excess tax benefits of $0.2 million and $2.5 million, respectively, were recognized in provision for income taxes, thus reducing our effective income tax rates.

Valuation allowance

As a result of the enactment of the 2017 Tax Act, we established a valuation allowance related to the executive compensation provisions of the law that limit a public entity's ability to deduct compensation for covered employees in excess of $1.0 million for years after December 31, 2017, regardless of the nature of those payments. In prior years, qualifying performance-based compensation was excluded from the $1.0 million limitation. Qualifying performance-based compensation paid in 2018 or later under written binding contracts that were in effect on November 2, 2017 will remain excluded from the $1.0 million limitation unless such contracts are subsequently materially modified. Due to the lack of guidance for the new executive compensation provisions, we have made a reasonable estimate related to stock-based compensation, in accordance with ASU 2018-05. As of March 31, 2018 and December 31, 2017, the valuation allowance was $5.8 million and $5.5 million, respectively. This estimate may be refined in future periods as further information becomes available.

Valuation of Loans receivable

The 2017 Tax Act revises the rules associated with the timing of the recognition of income for federal income tax purposes. The 2017 Tax Act requires an accrual method taxpayer to recognize income no later than the taxable year in which such income is recognized as revenue in the financial statements, if the taxpayer is subject to the all events test—a requirement that all the events have occurred that fix the right to receive income, and that the amount can be determined with reasonable accuracy. The Senate Finance Committee intended that the new financial statement conformity requirement not be construed as preventing the use of special methods of accounting provided elsewhere in the Internal Revenue Code. It is unclear if our income recognition method related to the valuation of loans receivable is an allowable exception under the 2017 Tax Act. As we were not able to determine a reasonable estimate based on current guidance, we will continue to apply ASC Topic 740, Income Taxes, in accordance with ASU 2018-05 and based on the provisions of the tax laws that were in effect immediately prior to the 2017 Tax Act being enacted. This treatment may change in future periods as further information becomes available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended March 31,
	2018	2017
Weighted average shares outstanding:
Common shares	19,153,649	19,482,378
Vested restricted stock units	284,086	240,113
Basic number of weighted average shares outstanding	19,437,735	19,722,491
Dilutive effect of restricted stock and restricted stock units	35,828	50,167
Dilutive number of weighted average shares outstanding	19,473,563	19,772,658

For the three months ended March 31, 2018 and March 31, 2017, there were 4,675 and 8,481 shares, respectively, of restricted stock and restricted stock units that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

13.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three months ended March 31, 2018 and 2017:

(Dollars in millions)	For the Three Months Ended March 31,
	2018		2017
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	—	$—	506,843	$101.4
Other (2)	6,185	2.0	21,680	4.4
Total	6,185	$2.0	528,523	$105.8

(1)
Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On February 13, 2017, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of March 31, 2018, we had authorization to repurchase 776,208 shares of our common stock.

(2)
Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended March 31,
	2018	2017
Restricted stock	$0.7	$0.7
Restricted stock units	2.4	1.8
Total	$3.1	$2.5

15.        COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Matters

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fines and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for physical and mental damages relating to the repossession and sale of consumers' vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement. The damages, fines and penalties that may be claimed by consumers, regulatory agencies or Dealers in these types of matters can be substantial.  The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions. The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

On April 10, 2018, we were informed by the New York Department of Financial Services, Financial Frauds & Consumer Protection Division (“DFS”) that it believes that the Company may have violated the law relating to fair lending; may have misrepresented to consumers information related to GPS Starter Interrupt Devices; and may have provided inaccurate information in the course of a DFS supervisory examination. We have not received any written communication from the DFS regarding its conclusions. We have provided information to the DFS, as requested, but cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this inquiry.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2017 Annual Report on Form 10-K, as well as Item 1 - Financial Statements, of this Form 10-Q, which is incorporated herein by reference.

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

For the three months ended March 31, 2018, consolidated net income was $120.1 million, or $6.17 per diluted share, compared to $93.3 million, or $4.72 per diluted share, for the same period in 2017. The increase in consolidated net income for the three months ended March 31, 2018 was primarily due to an increase in the average balance of our Loan portfolio and the enactment of the 2017 Tax Act, which decreased our effective income tax rate.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of March 31, 2018 with the forecasts as of December 31, 2017 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2018	December 31, 2017	Initial Forecast	December 31, 2017	Initial Forecast
2009	79.5%	79.5%	71.9%	0.0%	7.6%
2010	77.6%	77.6%	73.6%	0.0%	4.0%
2011	74.7%	74.7%	72.5%	0.0%	2.2%
2012	73.8%	73.8%	71.4%	0.0%	2.4%
2013	73.4%	73.5%	72.0%	-0.1%	1.4%
2014	71.7%	71.7%	71.8%	0.0%	-0.1%
2015	65.3%	65.5%	67.7%	-0.2%	-2.4%
2016	64.4%	64.8%	65.4%	-0.4%	-1.0%
2017	65.5%	65.6%	64.0%	-0.1%	1.5%
2018	63.6%	—	63.5%	—	0.1%

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

Consumer Loans assigned in 2009 through 2013 and 2017 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2014 and 2018, actual results have been close to our initial estimates. For the three months ended March 31, 2018, forecasted collection rates declined for Consumer Loans assigned in 2015 and 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three months ended March 31, 2018 and 2017 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended March 31,
Increase (Decrease) in Forecasted Net Cash Flows	2018	2017
Dealer Loans	$(6.1)	$(3.4)
Purchased Loans	(4.7)	11.5
Total Loans	$(10.8)	$8.1

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2009	$12,689	$5,565	38
2010	14,480	6,473	41
2011	15,686	7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	21,719	9,352	57

(1)	Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2018. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2018
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2009	79.5%	43.9%	35.6%	99.8%
2010	77.6%	44.7%	32.9%	99.5%
2011	74.7%	45.5%	29.2%	99.0%
2012	73.8%	46.3%	27.5%	98.4%
2013	73.4%	47.6%	25.8%	96.8%
2014	71.7%	47.7%	24.0%	91.3%
2015	65.3%	44.5%	20.8%	77.3%
2016	64.4%	43.8%	20.6%	54.5%
2017	65.5%	43.2%	22.3%	24.0%
2018	63.6%	43.1%	20.5%	2.5%

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

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age. For 2014 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections. Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

The spread between the forecasted collection rate and the advance rate has ranged from 20.5% to 35.6% over the last 10 years. The spread was at the high end of this range in 2009 and 2010, when the competitive environment was unusually favorable, and much lower during other years (2015 through 2018) when competition was more intense. The decrease in the spread from 2017 to 2018 was the result of the performance of 2017 Consumer Loans, which has materially exceeded our initial estimates, and a change in the mix of Consumer Loan assignments received during 2018, including an increase in Purchased Loans as a percentage of total unit volume.

The following table compares our forecast of Consumer Loan collection rates as of March 31, 2018 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	March 31, 2018	Initial Forecast	Variance	March 31, 2018	Initial Forecast	Variance
2009	79.3%	72.1%	7.2%	80.8%	70.5%	10.3%
2010	77.5%	73.6%	3.9%	78.7%	73.1%	5.6%
2011	74.6%	72.4%	2.2%	76.3%	72.7%	3.6%
2012	73.6%	71.3%	2.3%	75.8%	71.4%	4.4%
2013	73.4%	72.1%	1.3%	74.3%	71.6%	2.7%
2014	71.6%	71.9%	-0.3%	72.6%	70.9%	1.7%
2015	64.6%	67.5%	-2.9%	69.5%	68.5%	1.0%
2016	63.5%	65.1%	-1.6%	67.1%	66.5%	0.6%
2017	64.9%	63.8%	1.1%	67.2%	64.6%	2.6%
2018	63.6%	63.5%	0.1%	63.8%	63.6%	0.2%

(1)	The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of March 31, 2018 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2009	79.3%	43.4%	35.9%	80.8%	46.0%	34.8%
2010	77.5%	44.4%	33.1%	78.7%	47.3%	31.4%
2011	74.6%	45.1%	29.5%	76.3%	49.3%	27.0%
2012	73.6%	46.0%	27.6%	75.8%	50.0%	25.8%
2013	73.4%	47.2%	26.2%	74.3%	51.5%	22.8%
2014	71.6%	47.2%	24.4%	72.6%	51.8%	20.8%
2015	64.6%	43.4%	21.2%	69.5%	50.2%	19.3%
2016	63.5%	42.1%	21.4%	67.1%	48.6%	18.5%
2017	64.9%	42.1%	22.8%	67.2%	45.8%	21.4%
2018	63.6%	42.3%	21.3%	63.8%	44.7%	19.1%

(1)	The forecasted collection rates and advance rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

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

The spread on Dealer Loans decreased from 22.8% in 2017 to 21.3% in 2018 as a result of the performance of 2017 Consumer Loans in our Dealer Loan portfolio, which has materially exceeded our initial estimates, and a change in the mix of Consumer Loan assignments.

The spread on Purchased Loans decreased from 21.4% in 2017 to 19.1% in 2018 primarily as a result of the performance of 2017 Consumer Loans in our Purchased Loan portfolio, which has materially exceeded our initial estimates.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.1 to 1 as of March 31, 2018. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2017	-6.6%	6.4%
June 30, 2017	1.0%	7.1%
September 30, 2017	-4.7%	-0.5%
December 31, 2017	10.8%	26.2%
March 31, 2018	18.5%	32.9%

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

Unit and dollar volumes grew 18.5% and 32.9%, respectively, during the first quarter of 2018 as the number of active Dealers grew 11.6% while average volume per active Dealer grew 5.8%. Dollar volume grew faster than unit volume during the first quarter of 2018 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to increases in the average initial loan term and average vehicle selling price and an increase in purchased loans as a percentage of total unit volume. Unit volume for the one month ended April 30, 2018 grew 25.3% as compared to the same period in 2017.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2018	2017	% Change
Consumer Loan unit volume	112,345	94,809	18.5%
Active Dealers (1)	8,762	7,851	11.6%
Average volume per active Dealer	12.8	12.1	5.8%

Consumer Loan unit volume from Dealers active both periods	83,494	78,295	6.6%
Dealers active both periods	5,173	5,173	—
Average volume per Dealer active both periods	16.1	15.1	6.6%

Consumer Loan unit volume from Dealers not active both periods	28,851	16,514	74.7%
Dealers not active both periods	3,589	2,678	34.0%
Average volume per Dealers not active both periods	8.0	6.2	29.0%

(1)	Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2018	2017	% Change
Consumer Loan unit volume from new Dealers	6,111	4,949	23.5%
New active Dealers (1)	1,158	965	20.0%
Average volume per new active Dealer	5.3	5.1	3.9%

Attrition (2)	-17.4%	-18.5%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

(2)
Attrition is measured according to the following formula:  decrease in Consumer Loan unit volume from Dealers who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last five quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2017	73.3%	26.7%	67.8%	32.2%
June 30, 2017	72.3%	27.7%	67.9%	32.1%
September 30, 2017	71.9%	28.1%	68.6%	31.4%
December 31, 2017	72.5%	27.5%	69.7%	30.3%
March 31, 2018	70.1%	29.9%	67.4%	32.6%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of March 31, 2018 and December 31, 2017, the net Dealer Loans receivable balance was 67.2% and 68.2%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2018	2017	Change	% Change
Revenue:
Finance charges	$270.3	$238.0	$32.3	13.6%
Premiums earned	10.3	10.1	0.2	2.0%
Other income	15.0	14.7	0.3	2.0%
Total revenue	295.6	262.8	32.8	12.5%
Costs and expenses:
Salaries and wages (1)	42.5	35.5	7.0	19.7%
General and administrative (1)	14.5	13.9	0.6	4.3%
Sales and marketing (1)	17.8	15.1	2.7	17.9%
Provision for credit losses	23.4	20.5	2.9	14.1%
Interest	34.5	27.6	6.9	25.0%
Provision for claims	5.2	6.0	(0.8)	-13.3%
Total costs and expenses	137.9	118.6	19.3	16.3%
Income before provision for income taxes	157.7	144.2	13.5	9.4%
Provision for income taxes	37.6	50.9	(13.3)	-26.1%
Net income	$120.1	$93.3	$26.8	28.7%
Net income per share:
Basic	$6.18	$4.73	$1.45	30.7%
Diluted	$6.17	$4.72	$1.45	30.7%
Weighted average shares outstanding:
Basic	19,437,735	19,722,491	(284,756)	-1.4%
Diluted	19,473,563	19,772,658	(299,095)	-1.5%

(1) Operating expenses	$74.8	$64.5	$10.3	16.0%

Finance Charges. The increase of $32.3 million, or 13.6%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2018	2017	Change
Average net Loans receivable balance	$4,781.0	$3,980.3	$800.7
Average yield on our Loan portfolio	22.6%	23.9%	-1.3%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2018:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2018
Due to an increase in the average net Loans receivable balance	$47.9
Due to a decrease in the average yield	(15.6)
Total increase in finance charges	$32.3

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the three months ended March 31, 2018 decreased as compared to the same period in 2017 due to lower yields on more recent Consumer Loan assignments.

Operating Expenses.  The increase of $10.3 million, or 16.0%, was primarily due to the following:

•	An increase in salaries and wages expense of $7.0 million, or 19.7%, as a result of the following:

•
An increase of $3.9 million, excluding the change in cash-based incentive compensation expense, primarily related to increases of $2.7 million for our support function and $1.0 million for our servicing function primarily as a result of an increase in the number of team members.

•	An increase of $3.1 million in cash-based incentive compensation expense primarily due to an improvement in Company performance measures.

•
An increase in sales and marketing expense of $2.7 million, or 17.9%, primarily due to an increase in sales commissions related to growth in Consumer Loan assignment volume and an increase in the size of our sales force.

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

During the three months ended March 31, 2018, overall Consumer Loan performance declined from our expectations at the start of the period, resulting in a provision for credit losses of $23.4 million for the three months ended March 31, 2018, of which $18.7 million related to Dealer Loans and $4.7 million related to Purchased Loans. During the three months ended March 31, 2017, overall Consumer Loan performance was generally consistent with our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $20.5 million for the three months ended March 31, 2017, of which $17.2 million related to Dealer Loans and $3.3 million related to Purchased Loans.

Interest.  The increase of $6.9 million, or 25.0%, was primarily due to an increase in the average outstanding debt principal balance. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended March 31, 2018 and 2017:

(Dollars in millions)	For the Three Months Ended March 31,
	2018	2017	Change
Interest expense	$34.5	$27.6	$6.9
Average outstanding debt principal balance (1)	3,303.1	2,749.9	553.2
Average cost of debt	4.2%	4.0%	0.2%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

The average outstanding debt principal balance increased primarily due to debt proceeds used to fund the growth in our Loan portfolio and stock repurchases.

Provision for Income Taxes.  For the three months ended March 31, 2018, the effective income tax rate decreased to 23.8% from 35.3% for the three months ended March 31, 2017. The decrease was primarily due to the enactment of the 2017 Tax Act, which decreased our federal statutory income tax rate from 35% to 21%. Based on currently enacted federal and state statutory income tax rates, we believe our long-term effective income tax rate will decrease from 37% in past years to approximately 23% in 2018 and future years.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of March 31, 2018. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

On February 22, 2018, we completed a $500.0 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 3.6% (including the initial purchaser’s fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

Cash and cash equivalents as of March 31, 2018 and December 31, 2017 was $11.5 million and $8.2 million, respectively.  As of March 31, 2018 and December 31, 2017, we had $1,152.0 million and $1,161.1 million in unused and available lines of credit, respectively. Our total balance sheet indebtedness increased $375.6 million to $3,446.4 million as of March 31, 2018 from $3,070.8 million as of December 31, 2017 primarily due to the growth in new Consumer Loan assignments.

Contractual Obligations

A summary of our scheduled principal debt maturities as of March 31, 2018 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2018	$626.6
2019	1,007.7
2020	1,054.3
2021	531.3
2022	—
Over five years	250.0
Total	$3,469.9

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2017, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

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

Other factors not currently anticipated by management may also materially and adversely affect our business, financial condition and results of operations. We do not undertake, and expressly disclaim any obligation, to update or alter our statements whether as a result of new information, future events or otherwise, except as required by applicable law.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2017 Annual Report on Form 10-K.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended March 31, 2018:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2018	757	(2)	$372.75	—	776,208
February 1 to February 28, 2018	2,025	(2)	317.28	—	776,208
March 1 to March 31, 2018	3,403	(2)	318.19	—	776,208
	6,185		$324.57	—

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

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.80
Indenture dated as of February 22, 2018, between Credit Acceptance Auto Loan Trust 2018-1 and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 22, 2018).

4.81
Sale and Servicing Agreement dated as of February 22, 2018 among the Company, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Funding LLC 2018-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 22, 2018).

4.82
Backup Servicing Agreement dated as of February 22, 2018, among the Company, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Auto Loan Trust 2018-1, and Wells Fargo Bank, National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 22, 2018).

4.83
Amended and Restated Trust Agreement dated as of February 22, 2018, between Credit Acceptance Funding LLC 2018-1 and U.S. Bank Trust National Association (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 22, 2018).

4.84
Sale and Contribution Agreement dated as of February 22, 2018, between the Company and Credit Acceptance Funding LLC 2018-1(incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 22, 2018).

4.85
Amended and Restated Intercreditor Agreement dated February 22, 2018, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Auto Loan Trust 2016-2, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Auto Loan Trust 2015-1, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent and Comerica Bank, as agent (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K, dated February 22, 2018).

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

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 3, 2018