Form 10-Q
period 2018-09-30
CREDIT ACCEPTANCE CORP
filed 2018-10-29
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $0.01 par value, outstanding on October 22, 2018 was 19,309,495.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	September 30, 2018	December 31, 2017
ASSETS:
Cash and cash equivalents	$195.7	$8.2
Restricted cash and cash equivalents	347.6	255.6
Restricted securities available for sale	56.7	46.1

Loans receivable	6,005.2	5,049.0
Allowance for credit losses	(447.6)	(429.4)
Loans receivable, net	5,557.6	4,619.6

Property and equipment, net	38.7	20.5
Income taxes receivable	20.2	2.2
Other assets	27.6	33.4
Total Assets	$6,244.1	$4,985.6

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$167.9	$151.7
Revolving secured line of credit	—	13.9
Secured financing	3,320.9	2,514.1
Senior notes	544.0	542.8
Mortgage note	12.0	—
Deferred income taxes, net	235.8	187.4
Income taxes payable	0.2	39.9
Total Liabilities	4,280.8	3,449.8

Commitments and Contingencies - See Note 16
Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 19,309,614 and 19,310,049 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	0.2	0.2
Paid-in capital	152.4	145.5
Retained earnings	1,811.3	1,390.3
Accumulated other comprehensive loss	(0.6)	(0.2)
Total Shareholders' Equity	1,963.3	1,535.8
Total Liabilities and Shareholders' Equity	$6,244.1	$4,985.6

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Finance charges	$303.0	$259.4	$863.0	$749.2
Premiums earned	12.2	10.3	34.2	30.9
Other income	16.8	14.2	45.8	42.6
Total revenue	332.0	283.9	943.0	822.7
Costs and expenses:
Salaries and wages	41.1	33.7	123.3	101.9
General and administrative	14.1	14.2	41.3	42.1
Sales and marketing	16.3	14.2	51.3	43.7
Provision for credit losses	14.0	25.7	39.2	68.0
Interest	41.1	30.5	114.3	88.0
Provision for claims	7.0	5.5	19.5	17.6
Total costs and expenses	133.6	123.8	388.9	361.3
Income before provision for income taxes	198.4	160.1	554.1	461.4
Provision for income taxes	47.4	59.4	132.0	168.3
Net income	$151.0	$100.7	$422.1	$293.1
Net income per share:
Basic	$7.76	$5.19	$21.69	$15.01
Diluted	$7.75	$5.19	$21.68	$14.99
Weighted average shares outstanding:
Basic	19,465,563	19,407,344	19,456,389	19,528,175
Diluted	19,473,978	19,415,545	19,472,197	19,547,674

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$151.0	$100.7	$422.1	$293.1
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	—	—	(0.4)	0.2
Other comprehensive income (loss)	—	—	(0.4)	0.2
Comprehensive income	$151.0	$100.7	$421.7	$293.3

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$422.1	$293.1
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	39.2	68.0
Depreciation	3.9	4.7
Amortization	10.0	7.5
Provision for deferred income taxes	48.5	60.5
Stock-based compensation	7.8	8.3
Other	(0.2)	0.1
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	21.0	(2.8)
Increase in income taxes receivable	(18.0)	(3.2)
Decrease in income taxes payable	(39.7)	(23.4)
Decrease in other assets	6.4	1.8
Net cash provided by operating activities	501.0	414.6
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(35.6)	(28.0)
Proceeds from sale of restricted securities available for sale	17.3	23.0
Maturities of restricted securities available for sale	7.2	4.3
Principal collected on Loans receivable	1,949.0	1,657.4
Advances to Dealers	(1,870.2)	(1,467.2)
Purchases of Consumer Loans	(917.0)	(686.7)
Accelerated payments of Dealer Holdback	(41.0)	(35.5)
Payments of Dealer Holdback	(98.0)	(100.8)
Purchases of property and equipment	(22.1)	(6.9)
Net cash used in investing activities	(1,010.4)	(640.4)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,724.7	3,076.7
Repayments under revolving secured line of credit	(1,738.6)	(2,946.2)
Proceeds from secured financing	2,696.6	1,664.5
Repayments of secured financing	(1,886.0)	(1,396.8)
Proceeds from mortgage note	12.0	—
Payments of debt issuance costs	(13.0)	(9.1)
Repurchase of common stock	(2.0)	(123.5)
Other	(4.8)	(0.6)
Net cash provided by financing activities	788.9	265.0
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	279.5	39.2
Cash, cash equivalents, restricted cash and restricted cash equivalents beginning of period	263.8	239.3
Cash, cash equivalents, restricted cash and restricted cash equivalents end of period	$543.3	$278.5
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$112.0	$88.9
Cash paid during the period for income taxes	$136.6	$132.1

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2018 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current presentation. On January 1, 2018, we adopted Accounting Standards Update 2016-18, which was applied retrospectively and changed the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows. For additional information, see Note 3 to the consolidated financial statements. Additionally, the fair value level of measurement of our revolving secured line of credit as of December 31, 2017 was reclassified from Level 1 to Level 2. For additional information, see Note 4 to the consolidated financial statements.

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consumer Loan Assignment Volume	2018	2017	2018	2017
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.2%	95.2%	95.7%	95.7%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2017	73.3%	26.7%	67.8%	32.2%
June 30, 2017	72.3%	27.7%	67.9%	32.1%
September 30, 2017	71.9%	28.1%	68.6%	31.4%
December 31, 2017	72.5%	27.5%	69.7%	30.3%
March 31, 2018	70.1%	29.9%	67.4%	32.6%
June 30, 2018	69.7%	30.3%	66.8%	33.2%
September 30, 2018	69.5%	30.5%	67.0%	33.0%

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

We record the amount advanced to the Dealer as a Dealer Loan, which is classified within Loans receivable in our consolidated balance sheets. Cash advanced to the Dealer is automatically assigned to the Dealer’s open pool of advances.  We generally require Dealers to group advances into pools of at least 100 Consumer Loans. Unless we receive a request from the Dealer to keep a pool open, we automatically close a pool containing 100 Consumer Loans and assign subsequent advances to a new pool. All advances within a Dealer’s pool are secured by the future collections on the related Consumer Loans assigned to the pool. For Dealers with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for Dealer Holdback. We perfect our security interest with respect to the Dealer Loans by obtaining control or taking possession of the Consumer Loans, which list us as lien holder on the vehicle title.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of September 30, 2018 and December 31, 2017, we had $194.5 million and $7.8 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of September 30, 2018 and December 31, 2017, we had $347.0 million and $255.1 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

The following table provides a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$195.7	$8.2	$4.9	$14.6
Restricted cash and cash equivalents	347.6	255.6	273.6	224.7
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$543.3	$263.8	$278.5	$239.3

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
(UNAUDITED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

Methodology Changes. For the three and nine months ended September 30, 2018 and 2017, we did not make any methodology changes for Loans that had a material impact on our financial statements.

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

•
We are the primary beneficiary of the trust. We control the amount of premiums written and placed in the trust through Consumer Loan assignments under our Programs, which is the activity that most significantly impacts the economic performance of the trust. We have the right to receive benefits from the trust that could potentially be significant. In addition, VSC Re has the obligation to absorb losses of the trust that could potentially be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

New Accounting Updates Adopted During the Current Year

Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, which amended Accounting Standards Codification (“ASC”) Topic 740 (Income Taxes) for income tax accounting implications of the December 2017 Tax Cuts and Jobs Act ("2017 Tax Act"). ASU 2018-05 is effective for fiscal years, and interim periods, beginning in the reporting period that includes the enactment of the 2017 Tax Act. ASU 2018-05 provides guidance for entities under three scenarios: (1) Measurement of certain income tax effects is complete—an entity must reflect the tax effects of the 2017 Tax Act for which the accounting is complete; (2) Measurement of certain income tax effects can be reasonably estimated—an entity must report provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, should be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined; and (3) Measurement of certain income tax effects cannot be reasonably estimated—an entity is not required to report provisional amounts for any specific income tax effects of the 2017 Tax Act for which a reasonable estimate cannot be determined, and would continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the 2017 Tax Act. Entities would report the provisional amounts of the tax effects of the 2017 Tax Act in the first reporting period in which a reasonable estimate can be determined. ASU 2018-05 further provides that the measurement period is complete when a company's accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date of the 2017 Tax Act. An entity may be able to complete the accounting under some provisions of the 2017 Tax Act earlier than others. As a result it may need to apply all three scenarios in determining the accounting for the 2017 Tax Act based on the information that is available. The ultimate impact of the 2017 Tax Act on our consolidated financial statements and related disclosures may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the 2017 Tax Act that differ from those presently contemplated. For additional information, see Note 12 to the consolidated financial statements.

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

The following table reconciles the consolidated statement of cash flows line items impacted by the adoption of this standard on January 1, 2018:

(In millions)	For the Nine Months Ended September 30, 2017
	Adjusted	ASU 2016-18 Adjustment	Previously Reported
Decrease (increase) in restricted cash and cash equivalents	$—	$48.9	$(48.9)
Net cash used in investing activities	(640.4)	48.9	(689.3)

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	39.2	48.9	(9.7)
Cash, cash equivalents, restricted cash and restricted cash equivalents beginning of period	239.3	224.7	14.6
Cash, cash equivalents, restricted cash and restricted cash equivalents end of period	$278.5	$273.6	$4.9

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

New Accounting Updates Not Yet Adopted

Accounting for Costs of Implementing Cloud Computing. In August 2018, the FASB issued ASU 2018-15, which reduces complexity in the accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. Under the current guidance, the classification of an arrangement as either a software license or a service contract determines whether or not we capitalize implementation costs. If an arrangement meets the definition of a software license, implementation costs are capitalized. If an arrangement meets the definition of a service contract, implementation costs are expensed as incurred. Under the new guidance, implementation costs will be capitalized regardless of their classification. ASU 2018-15 is effective for fiscal years, and interim periods, beginning after December 15, 2019. Early application is permitted, but we have not yet adopted ASU 2018-15. The adoption of ASU 2018-15 will change how we account for our cloud computing arrangements. However, we do not believe that its adoption will have a material impact on our consolidated financial statements and related disclosures.

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

Application of CECL to Existing Loans

We believe that Loans outstanding prior to the adoption date would qualify for transition relief under ASU 2016-13 and would be accounted for as purchased financial assets with credit deterioration (“PCD Method”). Under the PCD Method, on the adoption date, we would:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

Election of the Fair Value Option for Future Loans

Under ASC 825, Financial Instruments, we have the ability to choose to measure Loans at fair value on an instrument-by-instrument basis at specified election dates, with changes in fair value reported in net income (the fair value option). Dealer Loans are only eligible for fair value election at the time a new active Dealer assigns the first Consumer Loan under the Portfolio Program. All Purchased Loans are eligible for fair value election at the time of assignment. The fair value election may not be revoked once an election is made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Given that we believe CECL would result in financial reporting that is inconsistent with the economics of our Loans, we are evaluating the fair value option as an alternative to CECL for future Loans. The fair value of our Loans would be determined by calculating the present value of future expected net cash flows estimated by us utilizing a discount rate based on market participant discount rates for comparable investments. While we believe the fair value option would likely result in financial reporting that approximates the economics of our Loans in a stable rate environment, this option could cause our reported results to be volatile in periods when interest rates are rapidly changing. As a result, we are continuing to evaluate our alternatives with respect to the accounting methods that are or will be available to us.

Leases. In February 2016, the FASB issued ASU 2016-02, which required lessees to recognize a right-of-use asset and related lease liability for leases classified as operating leases at the commencement date that have lease terms of more than 12 months. This ASU retains the classification distinction between finance leases and operating leases. ASU 2016-02 is effective for fiscal years, and interim periods, beginning after December 15, 2018. Early application is permitted, but we have not yet adopted ASU 2016-02. This ASU requires application using a retrospective transition method. The impact on our consolidated balance sheets will be based on the present value of future lease payments, the amount of which will depend upon the population of leases in effect at the date of adoption. As of September 30, 2018, our population of leases consisted of operating leases for office space and office equipment with future minimum lease payments totaling $5.4 million. We do not expect material changes to the recognition of operating lease expense in our consolidated statements of income.

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

Mortgage Note.  The fair value is determined by calculating the present value of the debt instrument based on current rates for debt with a similar risk profile and maturity.

A comparison of the carrying value and estimated fair value of these financial instruments is as follows:

(In millions)
	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$195.7	$195.7	$8.2	$8.2
Restricted cash and cash equivalents	347.6	347.6	255.6	255.6
Restricted securities available for sale	56.7	56.7	46.1	46.1
Loans receivable, net	5,557.6	5,650.7	4,619.6	4,741.5
Liabilities
Revolving secured line of credit	$—	$—	$13.9	$13.9
Secured financing	3,320.9	3,321.5	2,514.1	2,527.6
Senior notes	544.0	564.9	542.8	569.4
Mortgage note	12.0	12.0	—	—

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)
	As of September 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$195.7	$—	$—	$195.7
Restricted cash and cash equivalents (1)	347.6	—	—	347.6
Restricted securities available for sale (2)	44.8	11.9	—	56.7
Loans receivable, net (1)	—	—	5,650.7	5,650.7
Liabilities
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (1)	—	3,321.5	—	3,321.5
Senior notes (1)	564.9	—	—	564.9
Mortgage note (1)	—	12.0	—	12.0

(In millions)
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$8.2	$—	$—	$8.2
Restricted cash and cash equivalents (1)	255.6	—	—	255.6
Restricted securities available for sale (2)	37.1	9.0	—	46.1
Loans receivable, net (1)	—	—	4,741.5	4,741.5
Liabilities
Revolving secured line of credit (1)	$—	$13.9	$—	$13.9
Secured financing (1)	—	2,527.6	—	2,527.6
Senior notes (1)	569.4	—	—	569.4

(1)	Measured at amortized cost with fair value disclosed.

(2)	Measured and recorded at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$23.5	$—	$(0.3)	$23.2
U.S. Government and agency securities	22.0	—	(0.4)	21.6
Asset-backed securities	9.7	—	(0.1)	9.6
Mortgage-backed securities	1.4	—	—	1.4
Commercial paper	0.9	—	—	0.9
Total restricted securities available for sale	$57.5	$—	$(0.8)	$56.7

(In millions)	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$18.2	$—	$(0.1)	$18.1
U.S. Government and agency securities	19.2	—	(0.2)	19.0
Asset-backed securities	6.6	—	—	6.6
Mortgage-backed securities	2.4	—	—	2.4
Total restricted securities available for sale	$46.4	$—	$(0.3)	$46.1

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of September 30, 2018
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$19.6	$(0.3)	$1.2	$—	$20.8	$(0.3)
U.S. Government and agency securities	14.6	(0.2)	7.0	(0.2)	21.6	(0.4)
Asset-backed securities	7.0	(0.1)	2.1	—	9.1	(0.1)
Mortgage-backed securities	0.3	—	1.1	—	1.4	—
Commercial paper	0.9	—	—	—	0.9	—
Total restricted securities available for sale	$42.4	$(0.6)	$11.4	$(0.2)	$53.8	$(0.8)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2017
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$11.1	$(0.1)	$1.9	$—	$13.0	$(0.1)
U.S. Government and agency securities	11.0	(0.1)	7.9	(0.1)	18.9	(0.2)
Asset-backed securities	4.9	—	1.0	—	5.9	—
Mortgage-backed securities	1.2	—	1.2	—	2.4	—
Total restricted securities available for sale	$28.2	$(0.2)	$12.0	$(0.1)	$40.2	$(0.3)

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

(In millions)	As of
	September 30, 2018		December 31, 2017
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$2.5	$2.5	$2.5	$2.5
Over one year to five years	53.0	52.2	40.5	40.2
Over five years to ten years	0.6	0.6	1.0	1.0
Over ten years	1.4	1.4	2.4	2.4
Total restricted securities available for sale	$57.5	$56.7	$46.4	$46.1

6.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of September 30, 2018
	Dealer Loans	Purchased Loans	Total
Loans receivable	$4,030.2	$1,975.0	$6,005.2
Allowance for credit losses	(373.0)	(74.6)	(447.6)
Loans receivable, net	$3,657.2	$1,900.4	$5,557.6

(In millions)	As of December 31, 2017
	Dealer Loans	Purchased Loans	Total
Loans receivable	$3,518.1	$1,530.9	$5,049.0
Allowance for credit losses	(366.0)	(63.4)	(429.4)
Loans receivable, net	$3,152.1	$1,467.5	$4,619.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,918.4	$1,861.7	$5,780.1
New Consumer Loan assignments (1)	556.7	274.3	831.0
Principal collected on Loans receivable	(466.0)	(181.3)	(647.3)
Accelerated Dealer Holdback payments	11.6	—	11.6
Dealer Holdback payments	31.9	—	31.9
Transfers (2)	(20.2)	20.2	—
Write-offs	(2.5)	(0.2)	(2.7)
Recoveries (3)	0.3	0.3	0.6
Balance, end of period	$4,030.2	$1,975.0	$6,005.2

(In millions)	For the Three Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,385.3	$1,252.4	$4,637.7
New Consumer Loan assignments (1)	474.0	216.6	690.6
Principal collected on Loans receivable	(424.6)	(116.5)	(541.1)
Accelerated Dealer Holdback payments	11.9	—	11.9
Dealer Holdback payments	32.1	—	32.1
Transfers (2)	(1.9)	1.9	—
Write-offs	(2.9)	(1.2)	(4.1)
Recoveries (3)	0.4	0.1	0.5
Balance, end of period	$3,474.3	$1,353.3	$4,827.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,518.1	$1,530.9	$5,049.0
New Consumer Loan assignments (1)	1,870.2	917.0	2,787.2
Principal collected on Loans receivable	(1,425.2)	(523.8)	(1,949.0)
Accelerated Dealer Holdback payments	41.0	—	41.0
Dealer Holdback payments	98.0	—	98.0
Transfers (2)	(53.3)	53.3	—
Write-offs	(21.3)	(3.2)	(24.5)
Recoveries (3)	2.7	0.8	3.5
Balance, end of period	$4,030.2	$1,975.0	$6,005.2

(In millions)	For the Nine Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,209.0	$998.0	$4,207.0
New Consumer Loan assignments (1)	1,467.2	686.7	2,153.9
Principal collected on Loans receivable	(1,323.8)	(333.6)	(1,657.4)
Accelerated Dealer Holdback payments	35.5	—	35.5
Dealer Holdback payments	100.8	—	100.8
Transfers (2)	(4.1)	4.1	—
Write-offs	(11.4)	(2.1)	(13.5)
Recoveries (3)	1.1	0.2	1.3
Balance, end of period	$3,474.3	$1,353.3	$4,827.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans. A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,246.6	$708.4	$1,955.0
New Consumer Loan assignments (1)	227.8	112.6	340.4
Accretion (2)	(208.6)	(96.6)	(305.2)
Provision for credit losses	12.4	1.6	14.0
Forecast changes	(0.1)	17.2	17.1
Transfers (3)	(7.8)	10.2	2.4
Balance, end of period	$1,270.3	$753.4	$2,023.7

(In millions)	For the Three Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,038.4	$456.4	$1,494.8
New Consumer Loan assignments (1)	192.6	92.7	285.3
Accretion (2)	(194.7)	(67.0)	(261.7)
Provision for credit losses	20.2	5.5	25.7
Forecast changes	(1.9)	7.4	5.5
Transfers (3)	(0.5)	1.3	0.8
Balance, end of period	$1,054.1	$496.3	$1,550.4

(In millions)	For the Nine Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,088.6	$576.9	$1,665.5
New Consumer Loan assignments (1)	768.1	380.2	1,148.3
Accretion (2)	(603.5)	(266.1)	(869.6)
Provision for credit losses	34.3	4.9	39.2
Forecast changes	3.5	31.0	34.5
Transfers (3)	(20.7)	26.5	5.8
Balance, end of period	$1,270.3	$753.4	$2,023.7

(In millions)	For the Nine Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$982.6	$348.1	$1,330.7
New Consumer Loan assignments (1)	599.1	284.6	883.7
Accretion (2)	(575.5)	(180.3)	(755.8)
Provision for credit losses	55.6	12.4	68.0
Forecast changes	(6.8)	29.2	22.4
Transfers (3)	(0.9)	2.3	1.4
Balance, end of period	$1,054.1	$496.3	$1,550.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$883.1	$606.1	$1,489.2
Expected net cash flows at the time of assignment (2)	784.5	386.9	1,171.4
Fair value at the time of assignment (3)	556.7	274.3	831.0

(In millions)	For the Three Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$754.6	$476.0	$1,230.6
Expected net cash flows at the time of assignment (2)	666.6	309.3	975.9
Fair value at the time of assignment (3)	474.0	216.6	690.6

(In millions)	For the Nine Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,965.7	$2,028.4	$4,994.1
Expected net cash flows at the time of assignment (2)	2,638.3	1,297.2	3,935.5
Fair value at the time of assignment (3)	1,870.2	917.0	2,787.2

(In millions)	For the Nine Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,335.1	$1,492.0	$3,827.1
Expected net cash flows at the time of assignment (2)	2,066.3	971.3	3,037.6
Fair value at the time of assignment (3)	1,467.2	686.7	2,153.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations. For additional information regarding credit quality, see Note 3 to the consolidated financial statements. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2018, with the forecasts as of June 30, 2018, December 31, 2017 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2018	June 30, 2018	December 31, 2017	Initial Forecast	June 30, 2018	December 31, 2017	Initial Forecast
2009	79.5%	79.5%	79.5%	71.9%	0.0%	0.0%	7.6%
2010	77.7%	77.7%	77.6%	73.6%	0.0%	0.1%	4.1%
2011	74.7%	74.8%	74.7%	72.5%	-0.1%	0.0%	2.2%
2012	73.8%	73.8%	73.8%	71.4%	0.0%	0.0%	2.4%
2013	73.5%	73.5%	73.5%	72.0%	0.0%	0.0%	1.5%
2014	71.7%	71.7%	71.7%	71.8%	0.0%	0.0%	-0.1%
2015	65.4%	65.4%	65.5%	67.7%	0.0%	-0.1%	-2.3%
2016	64.3%	64.4%	64.8%	65.4%	-0.1%	-0.5%	-1.1%
2017	65.6%	65.6%	65.6%	64.0%	0.0%	0.0%	1.6%
2018 (2)	64.8%	64.5%	—	63.6%	0.3%	—	1.2%

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

(2)
The forecasted collection rate for 2018 Consumer Loans as of September 30, 2018 includes both Consumer Loans that were in our portfolio as of June 30, 2018 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2018 Consumer Loan Assignment Period	September 30, 2018	June 30, 2018	Initial Forecast	June 30, 2018	Initial Forecast
January 1, 2018 through June 30, 2018	65.3%	64.5%	63.6%	0.8%	1.7%
July 1, 2018 through September 30, 2018	63.8%	—	63.5%	—	0.3%

Consumer Loans assigned in 2009 through 2013, 2017 and 2018 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2014, actual results have been close to our initial estimates. For the three months ended September 30, 2018, forecasted collection rates improved for Consumer Loans assigned in 2018 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2018, forecasted collection rates improved for Consumer Loans assigned in 2018, declined for Consumer Loans assigned in 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

(In millions)	As of September 30, 2018
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,237.0	$1,276.0	$2,513.0	$2,793.2	$699.0	$3,492.2
Allowance for credit losses	—	—	—	(373.0)	(74.6)	(447.6)
Loans receivable, net	$1,237.0	$1,276.0	$2,513.0	$2,420.2	$624.4	$3,044.6

(In millions)	As of December 31, 2017
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$755.2	$472.7	$1,227.9	$2,762.9	$1,058.2	$3,821.1
Allowance for credit losses	—	—	—	(366.0)	(63.4)	(429.4)
Loans receivable, net	$755.2	$472.7	$1,227.9	$2,396.9	$994.8	$3,391.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$365.9	$69.8	$435.7
Provision for credit losses	12.4	1.6	14.0
Transfers (1)	(3.1)	3.1	—
Write-offs	(2.5)	(0.2)	(2.7)
Recoveries (2)	0.3	0.3	0.6
Balance, end of period	$373.0	$74.6	$447.6

(In millions)	For the Three Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$336.9	$17.2	$354.1
Provision for credit losses	20.2	5.5	25.7
Write-offs	(2.9)	(1.2)	(4.1)
Recoveries (2)	0.4	0.1	0.5
Balance, end of period	$354.6	$21.6	$376.2

(In millions)	For the Nine Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$366.0	$63.4	$429.4
Provision for credit losses	34.3	4.9	39.2
Transfers (1)	(8.7)	8.7	—
Write-offs	(21.3)	(3.2)	(24.5)
Recoveries (2)	2.7	0.8	3.5
Balance, end of period	$373.0	$74.6	$447.6

(In millions)	For the Nine Months Ended September 30, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$309.3	$11.1	$320.4
Provision for credit losses	55.6	12.4	68.0
Write-offs	(11.4)	(2.1)	(13.5)
Recoveries (2)	1.1	0.2	1.3
Balance, end of period	$354.6	$21.6	$376.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of
	September 30, 2018	December 31, 2017
Land and land improvements	$2.6	$2.5
Building and improvements	31.8	15.6
Data processing equipment and software	36.5	31.3
Office furniture and equipment	3.8	3.8
Leasehold improvements	2.2	2.2
Total property and equipment	76.9	55.4
Less: Accumulated depreciation on property and equipment	(38.2)	(34.9)
Total property and equipment, net	$38.7	$20.5

8.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net assumed written premiums	$12.9	$9.7	$43.3	$31.6
Net premiums earned	12.2	10.3	34.2	30.9
Provision for claims	7.0	5.5	19.5	17.6
Amortization of capitalized acquisition costs	0.3	0.3	0.8	0.8

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	September 30, 2018	December 31, 2017
Trust assets	Restricted cash and cash equivalents	$0.7	$0.8
Trust assets	Restricted securities available for sale	56.7	46.1
Unearned premium	Accounts payable and accrued liabilities	43.2	34.1
Claims reserve (1)	Accounts payable and accrued liabilities	1.7	1.0

(1)	The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

9.    OTHER INCOME

Other income consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Ancillary product profit sharing	$8.7	$6.2	$20.9	$16.6
Remarketing fees	2.8	2.8	8.9	8.7
GPS-SID fees	1.4	2.3	5.3	9.0
Dealer support products and services	1.0	1.2	3.4	3.7
Dealer enrollment fees	1.0	1.0	3.3	3.0
Other	1.9	0.7	4.0	1.6
Total	$16.8	$14.2	$45.8	$42.6

Ancillary product profit sharing consists of payments received from Third Party Providers (“TPPs”) based upon the performance of vehicle service contracts and Guaranteed Asset Protection (“GAP”) contracts, and are recognized as income over the life of the vehicle service contracts and GAP contracts.

Remarketing fees consist of fees retained from the sale of repossessed vehicles by Vehicle Remarketing Services, Inc. (“VRS”), our wholly-owned subsidiary that is responsible for remarketing vehicles for Credit Acceptance. VRS coordinates vehicle repossessions with a nationwide network of repossession contractors, the redemption of the vehicles by the consumers, and the sale of the vehicles through a nationwide network of vehicle auctions. VRS recognizes income from the retained fees at the time of the sale and does not retain a fee if a repossessed vehicle is redeemed by the consumer prior to the sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended September 30, 2018
	Ancillary product profit sharing	Remarketing fees	GPS-SID fees	Dealer support products and services	Dealer enrollment fees	Other	Total Other Income
Source of income
Third Party Providers	$8.7	$—	$1.4	$—	$—	$1.9	$12.0
Dealers	—	2.8	—	1.0	1.0	—	4.8
Total	$8.7	$2.8	$1.4	$1.0	$1.0	$1.9	$16.8

Timing of revenue recognition
Over time	$8.7	$—	$—	$—	$1.0	$1.4	$11.1
At a point in time	—	2.8	1.4	1.0	—	0.5	5.7
Total	$8.7	$2.8	$1.4	$1.0	$1.0	$1.9	$16.8

(In millions)	For the Nine Months Ended September 30, 2018
	Ancillary product profit sharing	Remarketing fees	GPS-SID fees	Dealer support products and services	Dealer enrollment fees	Other	Total Other Income
Source of income
Third Party Providers	$20.9	$—	$5.3	$—	$—	$4.0	$30.2
Dealers	—	8.9	—	3.4	3.3	—	15.6
Total	$20.9	$8.9	$5.3	$3.4	$3.3	$4.0	$45.8

Timing of revenue recognition
Over time	$20.9	$—	$—	$—	$3.3	$3.6	$27.8
At a point in time	—	8.9	5.3	3.4	—	0.4	18.0
Total	$20.9	$8.9	$5.3	$3.4	$3.3	$4.0	$45.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.           DEBT

Debt consists of the following:

(In millions)	As of September 30, 2018
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (2)	3,339.7	(18.8)	—	3,320.9
Senior notes	550.0	(4.8)	(1.2)	544.0
Mortgage note	12.0	—	—	12.0
Total debt	$3,901.7	$(23.6)	$(1.2)	$3,876.9

(In millions)	As of December 31, 2017
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$13.9	$—	$—	$13.9
Secured financing (2)	2,529.1	(15.0)	—	2,514.1
Senior notes	550.0	(5.9)	(1.3)	542.8
Total debt	$3,093.0	$(20.9)	$(1.3)	$3,070.8

(1)	Excludes deferred debt issuance costs of $3.2 million and $2.8 million as of September 30, 2018 and December 31, 2017, respectively, which are included in other assets.

(2)	Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

General information for each of our financing transactions in place as of September 30, 2018 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount		Interest Rate as of September 30, 2018
Revolving Secured Line of Credit	n/a	06/22/2021		$350.0	(1)	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding Corp. II	12/20/2020	(3)	400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	04/30/2020	(3)	250.0		LIBOR plus 225 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	08/17/2021	(5)	100.0		LIBOR plus 190 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2020	(3)	75.0		LIBOR plus 200 basis points
Warehouse Facility VII (2)	CAC Warehouse Funding LLC VII	12/01/2019	(6)	150.0		Commercial paper rate plus 190 basis points for class A and plus 220 basis points for class B (4)
Term ABS 2015-2 (2)	Credit Acceptance Funding LLC 2015-2	08/15/2017	(3)	300.2		Fixed rate
Term ABS 2016-1 (2)	Credit Acceptance Funding LLC 2016-1	02/15/2018	(3)	385.0		LIBOR plus 195 basis points (4)
Term ABS 2016-2 (2)	Credit Acceptance Funding LLC 2016-2	05/15/2018	(3)	350.2		Fixed rate
Term ABS 2016-3 (2)	Credit Acceptance Funding LLC 2016-3	10/15/2018	(3)	350.0		Fixed rate
Term ABS 2017-1 (2)	Credit Acceptance Funding LLC 2017-1	02/15/2019	(3)	350.0		Fixed rate
Term ABS 2017-2 (2)	Credit Acceptance Funding LLC 2017-2	06/17/2019	(3)	450.0		Fixed rate
Term ABS 2017-3 (2)	Credit Acceptance Funding LLC 2017-3	10/15/2019	(3)	350.0		Fixed rate
Term ABS 2018-1 (2)	Credit Acceptance Funding LLC 2018-1	02/17/2020	(3)	500.0		Fixed rate
Term ABS 2018-2 (2)	Credit Acceptance Funding LLC 2018-2	05/15/2020	(3)	450.0		Fixed rate
Term ABS 2018-3 (2)	Credit Acceptance Funding LLC 2018-3	08/17/2020	(3)	398.3		Fixed rate
2021 Senior Notes	n/a	02/15/2021		300.0		Fixed rate
2023 Senior Notes	n/a	03/15/2023		250.0		Fixed rate
Mortgage Note	Chapter 4 Properties, LLC	08/06/2023		12.0		LIBOR plus 150 basis points

(1)	The amount of the facility will decrease to $315.0 million on June 22, 2019.

(2)	Financing made available only to a specified subsidiary of the Company.

(3)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.

(4)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on August 17, 2023 will be due on that date.

(6)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on November 30, 2021 will be due on that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revolving Secured Line of Credit
Maximum outstanding principal balance	$153.9	$130.5	$265.4	$276.7
Average outstanding principal balance	22.2	35.7	44.8	92.2
Warehouse Facility II
Maximum outstanding principal balance	201.0	—	201.0	263.4
Average outstanding principal balance	4.4	—	4.4	3.4
Warehouse Facility IV
Maximum outstanding principal balance	—	—	99.0	12.0
Average outstanding principal balance	—	—	0.7	7.8
Warehouse Facility V
Maximum outstanding principal balance	97.3	—	99.0	100.0
Average outstanding principal balance	2.1	—	1.4	10.4
Warehouse Facility VI
Maximum outstanding principal balance	—	—	75.0	75.0
Average outstanding principal balance	—	—	0.5	9.8
Warehouse Facility VII
Maximum outstanding principal balance	100.0	—	150.0	—
Average outstanding principal balance	2.2	—	10.4	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2018	December 31, 2017
Revolving Secured Line of Credit
Principal balance outstanding	$—	$13.9
Amount available for borrowing (1)	350.0	336.1
Interest rate	—%	3.44%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.4	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	250.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.3	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.2	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	0.1	—
Interest rate	—%	—%
Warehouse Facility VII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	150.0	150.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.4	1.0
Interest rate	—%	—%
Term ABS 2015-1
Principal balance outstanding	$—	$78.0
Loans pledged as collateral	—	238.4
Restricted cash and cash equivalents pledged as collateral	—	23.3
Interest rate	—%	2.88%
Term ABS 2015-2
Principal balance outstanding	$50.4	$215.9
Loans pledged as collateral	210.7	313.3
Restricted cash and cash equivalents pledged as collateral	22.4	26.4
Interest rate	3.31%	2.72%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2016-1
Principal balance outstanding	$190.8	$385.0
Loans pledged as collateral	363.0	467.2
Restricted cash and cash equivalents pledged as collateral	32.8	36.6
Interest rate	4.11%	3.18%
Term ABS 2016-2
Principal balance outstanding	$250.2	$350.2
Loans pledged as collateral	372.5	428.0
Restricted cash and cash equivalents pledged as collateral	31.6	33.2
Interest rate	2.99%	2.83%
Term ABS 2016-3
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	425.8	425.7
Restricted cash and cash equivalents pledged as collateral	33.2	31.1
Interest rate	2.53%	2.53%
Term ABS 2017-1
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	431.2	425.9
Restricted cash and cash equivalents pledged as collateral	33.1	30.8
Interest rate	2.78%	2.78%
Term ABS 2017-2
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	549.5	545.8
Restricted cash and cash equivalents pledged as collateral	41.4	39.8
Interest rate	2.72%	2.72%
Term ABS 2017-3
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	425.8	482.6
Restricted cash and cash equivalents pledged as collateral	30.9	29.6
Interest rate	2.88%	2.88%
Term ABS 2018-1
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	610.1	—
Restricted cash and cash equivalents pledged as collateral	44.0	—
Interest rate	3.24%	—%
Term ABS 2018-2
Principal balance outstanding	$450.0	$—
Loans pledged as collateral	571.0	—
Restricted cash and cash equivalents pledged as collateral	39.4	—
Interest rate	3.68%	—%
Term ABS 2018-3
Principal balance outstanding	$398.3	$—
Loans pledged as collateral	570.0	—
Restricted cash and cash equivalents pledged as collateral	32.7	—
Interest rate	3.72%	—%
2021 Senior Notes
Principal balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

2023 Senior Notes
Principal balance outstanding	$250.0	$250.0
Interest rate	7.375%	7.375%
Mortgage Note
Principal balance outstanding	$12.0	$—
Interest rate	3.61%	—%

(1)	Availability may be limited by the amount of assets pledged as collateral.

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

Warehouse Facilities

We have five Warehouse facilities with total borrowing capacity of $975.0 million. Each of the facilities is with a different lender or group of lenders. Under each Warehouse facility, we can contribute Loans to our wholly-owned subsidiaries in return for cash and equity in each subsidiary. In turn, each subsidiary pledges the Loans as collateral to lenders to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to each subsidiary under the applicable facility is generally limited to the lesser of 80% of the net book value of the contributed Loans plus the restricted cash and cash equivalents pledged as collateral on such Loans or the facility limit.

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

The subsidiaries pay us a monthly servicing fee equal to 6% of the collections received with respect to the contributed Loans. The servicing fee is paid out of the collections. Except for the servicing fee and holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied.

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term ABS 2016-1, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2016-1 transaction pledged the Loans to lenders. The Term ABS 2015-2, 2016-2, 2016-3, 2017-1, 2017-2, 2017-3, 2018-1, 2018-2 and 2018-3 transactions each consist of three classes of notes.

Each financing at the time of issuance has a specified revolving period during which we are likely to contribute additional Loans to each Funding LLC. Each Funding LLC (other than that of Term ABS 2016-1) will then contribute the Loans to its respective trust.  At the end of the revolving period, the debt outstanding under each financing will begin to amortize.

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

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	24 month Revolving Period
Term ABS 2015-2	August 20, 2015	$375.5	Through August 15, 2017
Term ABS 2016-1	February 26, 2016	481.4	Through February 15, 2018
Term ABS 2016-2	May 12, 2016	437.8	Through May 15, 2018
Term ABS 2016-3	October 27, 2016	437.8	Through October 15, 2018
Term ABS 2017-1	February 23, 2017	437.8	Through February 15, 2019
Term ABS 2017-2	June 29, 2017	563.2	Through June 17, 2019
Term ABS 2017-3	October 26, 2017	437.6	Through October 15, 2019
Term ABS 2018-1	February 22, 2018	625.1	Through February 17, 2020
Term ABS 2018-2	May 24, 2018	562.6	Through May 15, 2020
Term ABS 2018-3	August 23, 2018	500.1	Through August 17, 2020

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

Mortgage Note

On August 6, 2018, we entered into a $12.0 million mortgage note with a commercial bank that is secured by a first mortgage lien on a building acquired by us and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. As of September 30, 2018, there was $12.0 million outstanding on this note. The note matures on August 6, 2023, and bears interest at LIBOR plus 150 basis points.

Debt Covenants

As of September 30, 2018, we were in compliance with our covenants under the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of September 30, 2018, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

11.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of September 30, 2018 and December 31, 2017:

(Dollars in millions)
As of September 30, 2018
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

250.0	Warehouse Facility IV	Cap Floating Rate	04/2016	04/2019	43.8	5.50%
		Cap Floating Rate	05/2017	04/2021	56.2	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
					250.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%
190.8	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	160.4	5.00%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	150.0	5.50%

(Dollars in millions)
As of December 31, 2017
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

100.0	Warehouse Facility IV	Cap Floating Rate	04/2016	04/2019	75.0	5.50%
		Cap Floating Rate	05/2017	04/2021	25.0	6.50%
					100.0

100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%
385.0	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	385.0	5.00%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	150.0	5.50%

(1)	Rate excludes the spread over the LIBOR rate.

The interest rate caps have not been designated as hedging instruments. As of September 30, 2018 and December 31, 2017, the interest rate caps had a fair value of $0.1 million and $0.0 million, respectively, as the capped rates were significantly above market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

12.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. federal statutory income tax rate	21.0%	35.0%	21.0%	35.0%
State income taxes	2.5%	1.9%	2.5%	1.8%
Excess tax benefits from stock-based compensation plans	—%	—%	—%	-0.5%
Other	0.4%	0.2%	0.3%	0.2%
Effective income tax rate	23.9%	37.1%	23.8%	36.5%

The decrease in our effective income tax rate for the three and nine months ended September 30, 2018 is primarily due to the enactment of the 2017 Tax Act, which lowered our federal statutory income tax rate from 35% to 21%.

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

Valuation allowance

As a result of the enactment of the 2017 Tax Act, we established a valuation allowance related to the executive compensation provisions of the law that limit a public entity's ability to deduct compensation for covered employees in excess of $1.0 million for years after December 31, 2017, regardless of the nature of those payments. In prior years, qualifying performance-based compensation was excluded from the $1.0 million limitation. Qualifying performance-based compensation paid in 2018 or later under written binding contracts that were in effect on November 2, 2017 will remain excluded from the $1.0 million limitation unless such contracts are subsequently materially modified. We have made a reasonable estimate of the loss of tax benefits related to stock-based compensation, in accordance with ASU 2018-05. As of September 30, 2018 and December 31, 2017, the valuation allowance was $6.3 million and $5.5 million, respectively. This estimate may be refined in future periods as further information becomes available.

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

13.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares outstanding:
Common shares	19,158,654	19,150,749	19,157,004	19,277,014
Vested restricted stock units	306,909	256,595	299,385	251,161
Basic number of weighted average shares outstanding	19,465,563	19,407,344	19,456,389	19,528,175
Dilutive effect of restricted stock and restricted stock units	8,415	8,201	15,808	19,499
Dilutive number of weighted average shares outstanding	19,473,978	19,415,545	19,472,197	19,547,674

For the three months ended September 30, 2018 and September 30, 2017, and for the nine months ended September 30, 2018, there were no shares of restricted stock or restricted stock units that would have been anti-dilutive. For the nine months ended September 30, 2017, there were 250 shares of restricted stock and restricted stock units that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive.

14.         STOCK REPURCHASES

There were no stock repurchases for the three months ended September 30, 2018 and 2017. The following table summarizes our stock repurchases for the nine months ended September 30, 2018 and 2017:

(Dollars in millions)	For the Nine Months Ended September 30,
	2018		2017
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	—	$—	588,580	$119.1
Other (2)	6,185	2.0	21,680	4.4
Total	6,185	$2.0	610,260	$123.5

(1)
Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On February 13, 2017, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of September 30, 2018, we had authorization to repurchase 776,208 shares of our common stock.

(2)
Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

15.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock	$0.7	$0.8	$2.1	$2.2
Restricted stock units	2.0	2.1	5.7	6.1
Total	$2.7	$2.9	$7.8	$8.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

16.        COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Matters

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fines and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for alleged physical and mental harm relating to the repossession and sale of consumers' vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions. The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

On June 14, 2017, we were informed that the Bureau of Consumer Financial Protection’s Office of Fair Lending and Equal Opportunity is investigating whether the Company may have violated the Equal Credit Opportunity Act and Regulation B. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this inquiry.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

On February 19, 2016, we received a First Amended Complaint filed by Westlake Services d/b/a Westlake Financial Service and Nowcom Corporation, alleging that the Company has attempted to monopolize the indirect financing profit sharing program market in violation of Section 2 of the Sherman Act and seeking, among other things, injunctive relief and unspecified money damages, which, if awarded, would likely be trebled pursuant to the Sherman Act. The case was filed in the United States District Court, Central District of California, Western Division. On April 6, 2016, the Court dismissed the claims brought by Nowcom Corporation. On January 5, 2018, the Court entered judgment in favor of the Company, dismissing the case with prejudice on the merits and ordering that the Company be awarded its costs of suit from Westlake Services, LLC. On February 2, 2018, Westlake Services, LLC filed a Notice of Appeal with the Court. On July 13, 2018, Westlake Services, LLC filed its appellate brief with the United States Court of Appeals for the Ninth Circuit. On September 14, 2018, we filed our response to Westlake Services, LLC’s appellate brief. On October 19, 2018, Westlake Services, LLC filed its reply brief. We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this lawsuit. The Company intends to vigorously defend itself in this matter.

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

For the three months ended September 30, 2018, consolidated net income was $151.0 million, or $7.75 per diluted share, compared to $100.7 million, or $5.19 per diluted share, for the same period in 2017. For the nine months ended September 30, 2018, consolidated net income was $422.1 million, or $21.68 per diluted share, compared to $293.1 million, or $14.99 per diluted share, for the same period in 2017. The increases in consolidated net income for the three and nine months ended September 30, 2018 were primarily due to an increase in the average balance of our Loan portfolio, an improvement in Consumer Loan performance and the enactment of the 2017 Tax Act, which decreased our effective income tax rate.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2018 with the forecasts as of June 30, 2018, December 31, 2017 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2018	June 30, 2018	December 31, 2017	Initial Forecast	June 30, 2018	December 31, 2017	Initial Forecast
2009	79.5%	79.5%	79.5%	71.9%	0.0%	0.0%	7.6%
2010	77.7%	77.7%	77.6%	73.6%	0.0%	0.1%	4.1%
2011	74.7%	74.8%	74.7%	72.5%	-0.1%	0.0%	2.2%
2012	73.8%	73.8%	73.8%	71.4%	0.0%	0.0%	2.4%
2013	73.5%	73.5%	73.5%	72.0%	0.0%	0.0%	1.5%
2014	71.7%	71.7%	71.7%	71.8%	0.0%	0.0%	-0.1%
2015	65.4%	65.4%	65.5%	67.7%	0.0%	-0.1%	-2.3%
2016	64.3%	64.4%	64.8%	65.4%	-0.1%	-0.5%	-1.1%
2017	65.6%	65.6%	65.6%	64.0%	0.0%	0.0%	1.6%
2018 (2)	64.8%	64.5%	—	63.6%	0.3%	—	1.2%

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

(2)
The forecasted collection rate for 2018 Consumer Loans as of September 30, 2018 includes both Consumer Loans that were in our portfolio as of June 30, 2018 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2018 Consumer Loan Assignment Period	September 30, 2018	June 30, 2018	Initial Forecast	June 30, 2018	Initial Forecast
January 1, 2018 through June 30, 2018	65.3%	64.5%	63.6%	0.8%	1.7%
July 1, 2018 through September 30, 2018	63.8%	—	63.5%	—	0.3%

Consumer Loans assigned in 2009 through 2013, 2017 and 2018 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2014, actual results have been close to our initial estimates. For the three months ended September 30, 2018, forecasted collection rates improved for Consumer Loans assigned in 2018 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2018, forecasted collection rates improved for Consumer Loans assigned in 2018, declined for Consumer Loans assigned in 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three and nine months ended September 30, 2018 and 2017 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Increase (Decrease) in Forecasted Net Cash Flows	2018	2017	2018	2017
Dealer Loans	$(0.1)	$(1.9)	$3.5	$(6.8)
Purchased Loans	17.2	7.4	31.0	29.2
Total Loans	$17.1	$5.5	$34.5	$22.4

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2009	$12,689	$5,565	38
2010	14,480	6,473	41
2011	15,686	7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018 (3)	22,063	9,580	57

(1)	Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.

(2)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(3)
The averages for 2018 Consumer Loans include both Consumer Loans that were in our portfolio as of June 30, 2018 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2018 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2018 through June 30, 2018	$21,995	$9,542	57
July 1, 2018 through September 30, 2018	22,225	9,669	57

Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2018. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of September 30, 2018
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2009	79.5%	43.9%	35.6%	99.9%
2010	77.7%	44.7%	33.0%	99.6%
2011	74.7%	45.5%	29.2%	99.2%
2012	73.8%	46.3%	27.5%	98.7%
2013	73.5%	47.6%	25.9%	97.8%
2014	71.7%	47.7%	24.0%	94.5%
2015	65.4%	44.5%	20.9%	84.3%
2016	64.3%	43.8%	20.5%	65.7%
2017	65.6%	43.2%	22.4%	39.4%
2018 (3)	64.8%	43.4%	21.4%	11.4%

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

(3)
The forecasted collection rate, advance rate and spread for 2018 Consumer Loans as of September 30, 2018 include both Consumer Loans that were in our portfolio as of June 30, 2018 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates and spreads for each of these segments:

	As of September 30, 2018
2018 Consumer Loan Assignment Period	Forecasted Collection %	Advance %	Spread %
January 1, 2018 through June 30, 2018	65.3%	43.4%	21.9%
July 1, 2018 through September 30, 2018	63.8%	43.5%	20.3%

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

The spread between the forecasted collection rate and the advance rate has ranged from 20.5% to 35.6% over the last 10 years. The spread was at the high end of this range in 2009 and 2010, when the competitive environment was unusually favorable, and much lower during other years (2015 through 2018) when competition was more intense. The decrease in the spread from 2017 to 2018 was the result of a change in the mix of Consumer Loan assignments received during 2018, including an increase in Purchased Loans as a percentage of total unit volume, and the performance of 2017 Consumer Loans, which has exceeded our initial estimates by a greater margin than those assigned to us in 2018.

The decrease in the spread from the first six months of 2018 to the third quarter of 2018 was primarily the result of the performance of Consumer Loans assigned to us during the first six months of 2018, which has exceeded our initial estimates by a greater margin than those assigned to us during the third quarter of 2018.

The following table compares our forecast of Consumer Loan collection rates as of September 30, 2018 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	September 30, 2018	Initial Forecast	Variance	September 30, 2018	Initial Forecast	Variance
2009	79.3%	72.1%	7.2%	80.8%	70.5%	10.3%
2010	77.6%	73.6%	4.0%	78.7%	73.1%	5.6%
2011	74.6%	72.4%	2.2%	76.3%	72.7%	3.6%
2012	73.7%	71.3%	2.4%	75.9%	71.4%	4.5%
2013	73.4%	72.1%	1.3%	74.3%	71.6%	2.7%
2014	71.6%	71.9%	-0.3%	72.6%	70.9%	1.7%
2015	64.6%	67.5%	-2.9%	69.5%	68.5%	1.0%
2016	63.4%	65.1%	-1.7%	66.9%	66.5%	0.4%
2017	64.9%	63.8%	1.1%	67.2%	64.6%	2.6%
2018	64.6%	63.6%	1.0%	65.4%	63.5%	1.9%

(1)	The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of September 30, 2018 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2009	79.3%	43.4%	35.9%	80.8%	46.0%	34.8%
2010	77.6%	44.4%	33.2%	78.7%	47.3%	31.4%
2011	74.6%	45.1%	29.5%	76.3%	49.3%	27.0%
2012	73.7%	46.0%	27.7%	75.9%	50.0%	25.9%
2013	73.4%	47.2%	26.2%	74.3%	51.5%	22.8%
2014	71.6%	47.2%	24.4%	72.6%	51.8%	20.8%
2015	64.6%	43.4%	21.2%	69.5%	50.2%	19.3%
2016	63.4%	42.1%	21.3%	66.9%	48.6%	18.3%
2017	64.9%	42.1%	22.8%	67.2%	45.8%	21.4%
2018	64.6%	42.6%	22.0%	65.4%	45.2%	20.2%

(1)	The forecasted collection rates and advance rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

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

The spread on Dealer Loans decreased from 22.8% in 2017 to 22.0% in 2018 primarily as a result of a change in the mix of Consumer Loan assignments.

The spread on Purchased Loans decreased from 21.4% in 2017 to 20.2% in 2018 primarily as a result of the performance of the 2017 Consumer Loans, which has exceeded our initial estimates by a greater margin than those assigned to us in 2018, and a change in the mix of Consumer Loan assignments.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.0 to 1 as of September 30, 2018. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last seven quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2017	-6.6%	6.4%
June 30, 2017	1.0%	7.1%
September 30, 2017	-4.7%	-0.5%
December 31, 2017	10.8%	26.2%
March 31, 2018	18.5%	32.9%
June 30, 2018	19.8%	34.7%
September 30, 2018	9.4%	20.3%

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

Unit and dollar volumes grew 9.4% and 20.3%, respectively, during the third quarter of 2018 as the number of active Dealers grew 12.2% while average unit volume per active Dealer declined 2.9%. Dollar volume grew faster than unit volume during the third quarter of 2018 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to increases in the average initial loan term and average vehicle selling price and an increase in purchased loans as a percentage of total unit volume.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Consumer Loan unit volume	86,005	78,589	9.4%	290,976	250,715	16.1%
Active Dealers (1)	8,684	7,737	12.2%	11,390	10,484	8.6%
Average volume per active Dealer	9.9	10.2	-2.9%	25.5	23.9	6.7%

Consumer Loan unit volume from Dealers active both periods	64,914	65,483	-0.9%	240,914	221,000	9.0%
Dealers active both periods	5,256	5,256	—	7,323	7,323	—
Average volume per Dealer active both periods	12.4	12.5	-0.9%	32.9	30.2	9.0%

Consumer Loan unit volume from Dealers not active both periods	21,091	13,106	60.9%	50,062	29,715	68.5%
Dealers not active both periods	3,428	2,481	38.2%	4,067	3,161	28.7%
Average volume per Dealer not active both periods	6.2	5.3	17.0%	12.3	9.4	30.9%

(1)	Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Consumer Loan unit volume from new active Dealers	3,785	4,063	-6.8%	30,477	29,409	3.6%
New active Dealers (1)	936	946	-1.1%	3,005	2,821	6.5%
Average volume per new active Dealer	4.0	4.3	-7.0%	10.1	10.4	-2.9%

Attrition (2)	-16.7%	-23.7%		-11.9%	-12.7%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

(2)
Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from Dealers who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last seven quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2017	73.3%	26.7%	67.8%	32.2%
June 30, 2017	72.3%	27.7%	67.9%	32.1%
September 30, 2017	71.9%	28.1%	68.6%	31.4%
December 31, 2017	72.5%	27.5%	69.7%	30.3%
March 31, 2018	70.1%	29.9%	67.4%	32.6%
June 30, 2018	69.7%	30.3%	66.8%	33.2%
September 30, 2018	69.5%	30.5%	67.0%	33.0%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of September 30, 2018 and December 31, 2017, the net Dealer Loans receivable balance was 65.8% and 68.2%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended September 30,
	2018	2017	Change	% Change
Revenue:
Finance charges	$303.0	$259.4	$43.6	16.8%
Premiums earned	12.2	10.3	1.9	18.4%
Other income	16.8	14.2	2.6	18.3%
Total revenue	332.0	283.9	48.1	16.9%
Costs and expenses:
Salaries and wages (1)	41.1	33.7	7.4	22.0%
General and administrative (1)	14.1	14.2	(0.1)	-0.7%
Sales and marketing (1)	16.3	14.2	2.1	14.8%
Provision for credit losses	14.0	25.7	(11.7)	-45.5%
Interest	41.1	30.5	10.6	34.8%
Provision for claims	7.0	5.5	1.5	27.3%
Total costs and expenses	133.6	123.8	9.8	7.9%
Income before provision for income taxes	198.4	160.1	38.3	23.9%
Provision for income taxes	47.4	59.4	(12.0)	-20.2%
Net income	$151.0	$100.7	$50.3	50.0%
Net income per share:
Basic	$7.76	$5.19	$2.57	49.5%
Diluted	$7.75	$5.19	$2.56	49.3%
Weighted average shares outstanding:
Basic	19,465,563	19,407,344	58,219	0.3%
Diluted	19,473,978	19,415,545	58,433	0.3%

(1) Operating expenses	$71.5	$62.1	$9.4	15.1%

Finance Charges. The increase of $43.6 million, or 16.8%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2018	2017	Change
Average net Loans receivable balance	$5,458.3	$4,365.8	$1,092.5
Average yield on our Loan portfolio	22.2%	23.8%	-1.6%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended September 30, 2018:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2018
Due to an increase in the average net Loans receivable balance	$64.9
Due to a decrease in the average yield	(21.3)
Total increase in finance charges	$43.6

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the three months ended September 30, 2018 decreased as compared to the same period in 2017 due to lower yields on more recent Consumer Loan assignments.

Other income.  The increase of $2.6 million, or 18.3%, was primarily due to an increase in ancillary product profit sharing income primarily due to growth in our Loan portfolio.

Operating Expenses.  The increase of $9.4 million, or 15.1%, was primarily due to the following:

•	An increase in salaries and wages expense of $7.4 million, or 22.0%, as a result of the following:

•	An increase of $4.7 million in cash-based incentive compensation expense primarily due to an improvement in Company performance measures.

•
Excluding the change in cash-based incentive compensation expense, salaries and wages expense increased $2.7 million, primarily related to increases of $2.1 million for our support function and $0.6 million for our servicing function primarily as a result of an increase in the number of team members.

•
An increase in sales and marketing expense of $2.1 million, or 14.8%, primarily due to an increase in the size of our sales force and an increase in sales commissions related to growth in Consumer Loan assignment volume.

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

During the three months ended September 30, 2018, overall Consumer Loan performance was consistent with our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $14.0 million for the three months ended September 30, 2018, of which $12.4 million related to Dealer Loans and $1.6 million related to Purchased Loans. During the three months ended September 30, 2017, overall Consumer Loan performance was generally consistent with our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $25.7 million for the three months ended September 30, 2017, of which $20.2 million related to Dealer Loans and $5.5 million related to Purchased Loans.

Interest.  The increase of $10.6 million, or 34.8%, was primarily due to increases in the average outstanding debt principal balance. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended September 30, 2018 and 2017:

(Dollars in millions)	For the Three Months Ended September 30,
	2018	2017	Change
Interest expense	$41.1	$30.5	$10.6
Average outstanding debt principal balance (1)	3,807.6	2,997.8	809.8
Average cost of debt	4.3%	4.1%	0.2%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

The average outstanding debt principal balance increased primarily due to borrowings used to fund the growth in our Loan portfolio.

Provision for Income Taxes.  For the three months ended September 30, 2018, the effective income tax rate decreased to 23.9% from 37.1% for the three months ended September 30, 2017. The decrease was primarily due to the enactment of the 2017 Tax Act, which decreased our federal statutory income tax rate from 35% to 21%.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Nine Months Ended September 30,
	2018	2017	Change	% Change
Revenue:
Finance charges	$863.0	$749.2	113.8	15.2%
Premiums earned	34.2	30.9	3.3	10.7%
Other income	45.8	42.6	3.2	7.5%
Total revenue	943.0	822.7	120.3	14.6%
Costs and expenses:
Salaries and wages (1)	123.3	101.9	21.4	21.0%
General and administrative (1)	41.3	42.1	(0.8)	-1.9%
Sales and marketing (1)	51.3	43.7	7.6	17.4%
Provision for credit losses	39.2	68.0	(28.8)	-42.4%
Interest	114.3	88.0	26.3	29.9%
Provision for claims	19.5	17.6	1.9	10.8%
Total costs and expenses	388.9	361.3	27.6	7.6%
Income before provision for income taxes	554.1	461.4	92.7	20.1%
Provision for income taxes	132.0	168.3	(36.3)	-21.6%
Net income	$422.1	$293.1	$129.0	44.0%
Net income per share:
Basic	$21.69	$15.01	$6.68	44.5%
Diluted	$21.68	$14.99	$6.69	44.6%
Weighted average shares outstanding:
Basic	19,456,389	19,528,175	(71,786)	-0.4%
Diluted	19,472,197	19,547,674	(75,477)	-0.4%

(1) Operating expenses	$215.9	$187.7	28.2	15.0%

Finance Charges. The increase of $113.8 million, or 15.2%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2018	2017	Change
Average net Loans receivable balance	$5,147.4	$4,184.3	$963.1
Average yield on our Loan portfolio	22.4%	23.9%	-1.5%

The following table summarizes the impact each component had on the overall increase in finance charges for the nine months ended September 30, 2018:

(In millions)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2018
Due to an increase in the average net Loans receivable balance	$172.4
Due to a decrease in the average yield	(58.6)
Total increase in finance charges	$113.8

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the nine months ended September 30, 2018 decreased as compared to the same period in 2017 due to lower yields on more recent Consumer Loan assignments.

Operating Expenses.  The increase of $28.2 million, or 15.0%, was primarily due to the following:

•	An increase in salaries and wages expense of $21.4 million, or 21.0%, as a result of the following:

•	An increase of $11.5 million in cash-based incentive compensation expense primarily due to an improvement in Company performance measures.

•
Excluding the change in cash-based incentive compensation expense, salaries and wages expense increased $9.9 million, primarily related to increases of $6.3 million for our support function and $2.8 million for our servicing function primarily as a result of an increase in the number of team members.

•
An increase in sales and marketing expense of $7.6 million, or 17.4%, primarily due to an increase in sales commissions related to growth in Consumer Loan assignment volume and an increase in the size of our sales force.

Provision for Credit Losses. During the nine months ended September 30, 2018, overall Consumer Loan performance was consistent with our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $39.2 million for the nine months ended September 30, 2018, of which $34.3 million related to Dealer Loans and $4.9 million related to Purchased Loans. During the nine months ended September 30, 2017, overall Consumer Loan performance was generally consistent with our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $68.0 million for the nine months ended September 30, 2017, of which $55.6 million related to Dealer Loans and $12.4 million related to Purchased Loans.

Interest.  The increase of $26.3 million, or 29.9%, was primarily due to an increase in the average outstanding debt principal balance. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the nine months ended September 30, 2018 and 2017:

(Dollars in millions)	For the Nine Months Ended September 30,
	2018	2017	Change
Interest expense	$114.3	$88.0	$26.3
Average outstanding debt principal balance (1)	3,581.0	2,890.8	690.2
Average cost of debt	4.3%	4.1%	0.2%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

The average outstanding debt principal balance increased primarily due to borrowings used to fund the growth in our Loan portfolio.

Provision for Income Taxes.  For the nine months ended September 30, 2018, the effective income tax rate decreased to 23.8% from 36.5% for the nine months ended September 30, 2017. The decrease was primarily due to the enactment of the 2017 Tax Act, which decreased our federal statutory income tax rate from 35% to 21%.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of September 30, 2018. For information regarding these financings and the covenants included in the related documents, see Note 10 to the consolidated financial statements contained in Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

On August 6, 2018, we entered into a $12.0 million mortgage note with a commercial bank that is secured by a first mortgage lien on a building acquired by us and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. As of September 30, 2018, there was $12.0 million outstanding on this note. The note matures on August 6, 2023, and bears interest at LIBOR plus 150 basis points.

On August 15, 2018, we extended the date on which our $100.0 million Warehouse Facility V will cease to revolve from August 18, 2019 to August 17, 2021. The maturity of the facility was also extended from August 18, 2021 to August 17, 2023. The interest rate on borrowings under the facility has decreased from LIBOR plus 225 basis points to LIBOR plus 190 basis points. There were no other material changes to the terms of the facility.

On August 23, 2018, we completed a $398.3 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 4.0% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

Cash and cash equivalents as of September 30, 2018 and December 31, 2017 was $195.7 million and $8.2 million, respectively.  As of September 30, 2018 and December 31, 2017, we had $1,325.0 million and $1,161.1 million in unused and available lines of credit, respectively. Our total balance sheet indebtedness increased $806.1 million to $3,876.9 million as of September 30, 2018 from $3,070.8 million as of December 31, 2017 primarily due to the growth in new Consumer Loan assignments.

Contractual Obligations

A summary of our scheduled principal debt maturities as of September 30, 2018 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2018	$223.3
2019	1,006.3
2020	1,335.0
2021	1,077.1
2022	0.7
Over five years	259.3
Total	$3,901.7

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

PART II. - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fines and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for alleged physical and mental harm relating to the repossession and sale of consumers’ vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors or other third parties in these types of matters can be substantial.  The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions. An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity and results of operations.

For a description of significant litigation to which we are a party, see Note 16 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.95
Third Amendment to Loan and Security Agreement, dated as of August 15, 2018 among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.95 to the Company’s Current Report on Form 8-K filed August 17, 2018).

4.96
Indenture dated as of August 23, 2018, between Credit Acceptance Auto Loan Trust 2018-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.97
Sale and Servicing Agreement dated as of August 23, 2018 among the Company, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Funding LLC 2018-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.98
Backup Servicing Agreement dated as of August 23, 2018, among the Company, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Auto Loan Trust 2018-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.98 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.99
Amended and Restated Trust Agreement dated as of August 23, 2018, among Credit Acceptance Funding LLC 2018-3, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.99 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.100
Sale and Contribution Agreement dated as of August 23, 2018, between the Company and Credit Acceptance Funding LLC 2018-3 (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.101
Amended and Restated Intercreditor Agreement dated August 23, 2018, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Auto Loan Trust 2016-2, Credit Acceptance Auto Loan Trust 2015-2, Wells Fargo Bank, National Association, as agent and as indenture trustee, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.101 to the Company’s Current Report on Form 8-K filed August 29, 2018).

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

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	October 29, 2018