Form 10-K
period 2018-12-31
CREDIT ACCEPTANCE CORP
filed 2019-02-08
CIK 885550

_________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

The aggregate market value of 10,448,025 shares of the Registrant's common stock held by non-affiliates on June 30, 2018 was approximately $3,692.3 million.  For purposes of this computation all officers, directors and 10% beneficial owners of the Registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the Registrant.

At February 1, 2019, there were 18,780,287 shares of the Registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement pertaining to the 2019 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).
_________________________________________________________________________________________________________________

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2018

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2018	2017	2016
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.6%	95.6%	95.8%

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2016	78.6%	21.4%	71.4%	28.6%
2017	72.5%	27.5%	68.5%	31.5%
2018	69.7%	30.3%	67.2%	32.8%

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

•
after the advance balance (cash advance and related Dealer Loan fees and costs) has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).

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

•
Other income, which primarily consists of: ancillary product profit sharing, remarketing fees, GPS-SID fees, interest, Dealer enrollment fees, and Dealer support products and services.  For additional information, see Note 8 to the consolidated financial statements contained in Item 8 to this Form 10-K, which is incorporated herein by reference.

The following table sets forth the percent relationship to total revenue of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue	2018	2017	2016
Finance charges	91.5%	91.1%	90.2%
Premiums earned	3.6%	3.7%	4.4%
Other income	4.9%	5.2%	5.4%
Total revenue	100.0%	100.0%	100.0%

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

For the Years Ended December 31,	Dealer Enrollments	Active Dealers (1)
2016	4,100	10,536
2017	4,491	11,551
2018	4,671	12,528

(1)	Active Dealers are Dealers who have received funding for at least one Loan during the period.

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

Our business model allows us to share the risk and reward of collecting on the Consumer Loans with the Dealers, more so with the Portfolio Program than the Purchase Program. Such sharing is intended to motivate the Dealer to assign better quality Consumer Loans, follow our underwriting guidelines, comply with various legal regulations, meet our credit compliance requirements and provide appropriate service and support to the consumer after the sale. In addition, our Dealer Service Center works closely with Dealers to assist them in resolving any documentation deficiencies or funding stipulations. We believe this arrangement causes the interests of the Dealer, the consumer and us to all be aligned.

We measure various criteria for each Dealer against other Dealers in their geographic area as well as the top performing Dealers. Dealers are assigned a Dealer rating based upon the performance of their Consumer Loans in both the Portfolio and Purchase Programs as well as other criteria. The Dealer rating is one of the factors used to determine the amount paid to Dealers as an advance or to acquire a Purchased Loan.  We provide each Dealer under the Portfolio Program with a monthly statement summarizing all activity that occurred on their Consumer Loan assignments.

Servicing.  Our largest group of collectors services Consumer Loans that are in the early stages of delinquency. Collection efforts typically consist of placing a call to the consumer within one day of the missed payment due date, although efforts may begin later for some segments of accounts. Consumer Loans are segmented into dialing pools by various phone contact profiles in an effort to efficiently contact the consumer. We utilize text messaging as an additional means to contact the consumer. Our collectors work with consumers to attempt to reach a solution that will help them avoid becoming further past due and get them current where possible.

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

Ancillary Products

We provide Dealers the ability to offer vehicle service contracts to consumers through our relationships with Third Party Providers (“TPPs”). A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure. The retail price of the vehicle service contract is included in the principal balance of the Consumer Loan. The wholesale cost of the vehicle service contract is paid to the TPP, net of an administrative fee retained by us. We recognize our fee as part of finance charges on a level-yield basis based upon forecasted cash flows. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. Under the Portfolio Program, the wholesale cost of the vehicle service contract and the commission paid to the Dealer are charged to the Dealer’s advance balance. TPPs process claims on vehicle service contracts that are underwritten by third party insurers. We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us. We market the vehicle service contracts directly to our Dealers. Our agreement with one of our TPPs allows us to receive profit sharing payments depending on the performance of the vehicle service contracts.

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

We provide Dealers the ability to offer Guaranteed Asset Protection (“GAP”) to consumers through our relationships with TPPs. GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer's insurance policy in the event of a total loss of the vehicle due to severe damage or theft. The retail price of GAP is included in the principal balance of the Consumer Loan. The wholesale cost of GAP is paid to the TPP, net of an administrative fee retained by us. We recognize our fee as part of finance charges on a level-yield basis based upon forecasted cash flows. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. Under the Portfolio Program, the wholesale cost of GAP and the commission paid to the Dealer are charged to the Dealer’s advance balance. TPPs process claims on GAP contracts that are underwritten by third party insurers. Our agreement with one of our TPPs allow us to receive profit sharing payments depending on the performance of the GAP contracts.

Under our Purchase Program, we provide Dealers that meet certain criteria the ability to offer vehicle service contracts and GAP to consumers through the Dealers’ relationships with TPPs. The retail price of the vehicle service contract and/or GAP is included in the principal balance of the Consumer Loan and is paid to the Dealer. Under this arrangement, we do not receive an administrative fee and the Dealers’ TPPs process claims.

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

Customer and Geographic Concentrations

No single Dealer accounted for more than 10% of total revenues during any of the last three years.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2018 or 2017.  The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealers during 2018, 2017 and 2016:

	For the Year Ended December 31, 2018
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$364.1	10.1%	804	6.4%
Ohio	260.1	7.2%	858	6.8%
New York	229.4	6.4%	726	5.8%
Texas	196.7	5.5%	847	6.8%
Indiana	167.4	4.7%	428	3.4%
All other states	2,378.1	66.1%	8,865	70.8%
Total	$3,595.8	100.0%	12,528	100.0%
	For the Year Ended December 31, 2017
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$285.7	10.0%	792	6.9%
Ohio	209.8	7.3%	777	6.7%
Texas	189.7	6.6%	847	7.3%
New York	176.4	6.1%	690	6.0%
Maryland	132.0	4.6%	291	2.5%
All other states	1,879.5	65.4%	8,154	70.6%
Total	$2,873.1	100.0%	11,551	100.0%
	For the Year Ended December 31, 2016
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$255.1	9.7%	756	7.2%
Ohio	179.0	6.8%	674	6.4%
Texas	173.3	6.6%	755	7.2%
New York	166.4	6.3%	657	6.2%
Maryland	130.3	4.9%	242	2.3%
All other states	1,731.4	65.7%	7,452	70.7%
Total	$2,635.5	100.0%	10,536	100.0%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(2)	Active Dealers are Dealers who have received funding for at least one Loan during the year.

Geographic Financial Information

For the three years ended December 31, 2018, 2017 and 2016, all of our revenues were derived from the United States.  As of December 31, 2018 and 2017, all of our long-lived assets were located in the United States.

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

In July 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted and a number of its provisions became effective in July 2011.  The Dodd-Frank Act restructured and enhanced the regulation and supervision of the financial services industry and created the Bureau of Consumer Financial Protection (the “Bureau”).  We are subject to supervision by the Bureau. The Bureau has rulemaking and enforcement authority over certain non-depository institutions, including us.  The Bureau is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services.  Under the Dodd-Frank Act, the Bureau also may restrict the use of pre-dispute mandatory arbitration clauses in contracts between covered persons and consumers for a consumer financial product or service.  The Bureau also has authority to interpret, enforce and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business.  Further, the Bureau has issued rules allowing it to supervise non-depository “larger participants” in certain markets for consumer financial services and products. On June 10, 2015, the Bureau released its larger participant rule defining which nonbank automotive finance companies will be subject to supervision. The rule provides that nonbank auto finance companies that make, acquire or refinance 10,000 or more loans or leases in a year will come under Bureau supervision. The rule was officially published in the Federal Register on June 30, 2015, and became effective on August 31, 2015.

The Dodd-Frank Act and regulations promulgated thereunder, including by the Bureau, are likely to affect our cost of doing business, may limit or expand our permissible activities, may affect the competitive balance within our industry and market areas and could have a material adverse effect on us. Our management continues to assess the Dodd-Frank Act’s probable impact on our business, financial condition and results of operations, and to monitor developments involving the entities charged with promulgating regulations thereunder.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on us in particular, is uncertain at this time.

In addition to the Bureau, other state and federal agencies have the ability to regulate aspects of our business. For example, the Dodd-Frank Act provides a mechanism for state attorneys general to investigate us. Separately, state attorneys general and certain state regulators have authority under their respective rules and laws, to investigate and/or regulate aspects of the business. In addition, the Federal Trade Commission has jurisdiction to investigate aspects of our business. We expect that regulatory investigations by both state and federal agencies will continue and that the results of these investigations could have a material adverse impact on us.

We are cooperating with the following inquiries and cannot predict the eventual scopes, durations or outcomes at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from these investigations.

•
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

•
On August 14, 2017, we received a subpoena from the Attorney General of the State of Mississippi, relating to the origination and collection of non-prime auto loans in the state of Mississippi. In connection with this inquiry, we were informed by representatives of the Attorney General's office that it believes that the Company may have engaged in unfair and deceptive acts or practices relating to the origination and collection of auto loans in violation of the Mississippi Consumer Protection Act.

•
On June 14, 2017, we were informed that the Bureau’s Office of Fair Lending and Equal Opportunity is investigating whether the Company may have violated the Equal Credit Opportunity Act and Regulation B.

•
On November 7, 2016, we received a civil investigative demand from the Federal Trade Commission seeking information on the Company’s policies, practices and procedures in allowing car dealers to use GPS Starter Interrupters on consumer vehicles.

•	On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland.

•
On September 18, 2015, we received a subpoena from the Attorney General of the State of New York, Civil Rights Bureau relating to the Company’s origination and collection of Consumer Loans in the state of New York.

•
On December 9, 2014, we received a civil investigative subpoena from the U.S. Department of Justice pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 directing us to produce certain information relating to subprime automotive finance and related securitization activities.

•
On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On November 20, 2017, we received a second civil investigation demand from the Office of the Attorney General seeking updated information on its original civil investigation demand, additional information related to the Company's origination and collection of Consumer Loans, and information regarding securitization activities. In connection with this inquiry, we were informed by representatives of the Office of the Attorney General that it believes that the Company may have engaged in unfair and deceptive acts or practices related to the origination and collection of auto loans, which may have caused some of the Company’s representations and warranties contained in securitization documents to be inaccurate.  The investigation relating to the origination, collection and securitization of non-prime auto loans and securities transactions by the Office of the Attorney General remains ongoing.

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

As of December 31, 2018, we had 2,040 full and part-time team members.  Our team members have no union affiliations and we believe our relationship with our team members is in good standing.  The table below presents team members by operating function:

	Number of Team Members As of December 31,
Operating Function	2018	2017	2016
Originations	584	517	453
Servicing	884	810	728
Support	572	490	428
Total	2,040	1,817	1,609

Available Information

Our Internet address is creditacceptance.com.  We make available free of charge on our Internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

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

We use debt financing to maintain and grow our business.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) revolving secured warehouse (“Warehouse”) facilities; (3) asset-backed secured financings (“Term ABS”); and (4) senior notes.  We cannot guarantee that the revolving secured line of credit or the Warehouse facilities will continue to be available beyond their current maturity dates, on acceptable terms, or at all, or that we will be able to obtain additional financing on acceptable terms or at all.  The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our financial position, our results of operations, and the capacity for additional borrowing under our existing financing arrangements.  If our various financing alternatives were to become limited or unavailable, we may be unable to maintain or grow Consumer Loan volume at the level that we anticipate and our operations could be materially adversely affected.

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

Under our Term ABS facilities and our Warehouse facilities, (1) we have various obligations and covenants as servicer and custodian of the Consumer Loans contributed thereto and in our individual capacity and (2) the special purpose subsidiaries to which we contribute Consumer Loans have various obligations and covenants.  A violation of any of these obligations or covenants by us or the special purpose subsidiaries, respectively, may result in our being unable to obtain additional funding under our Warehouse facilities, the termination of our servicing rights and the loss of servicing fees, and may result in amounts outstanding under our Term ABS financings and our Warehouse facilities becoming immediately due and payable.  In addition, the violation of any financial covenant under our revolving secured line of credit facility is an event of default or termination event under certain of the Term ABS facilities and our Warehouse facilities.  The lack of availability from any or all of these Term ABS facilities and Warehouse facilities may have a material adverse effect on our financial position, liquidity, and results of operations.

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

As a result of the consumer-oriented nature of the industry in which we operate and uncertainties with respect to the application of various laws and regulations in some circumstances, we are subject to various consumer claims, litigation and regulatory investigations seeking damages, fines and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud and breach of contract.  As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers.  We may also have disputes and litigation with Dealers.  The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement.  We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions. A significant judgment against us in connection with any litigation or arbitration could have a material adverse effect on our financial position, liquidity and results of operations.

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

Dealers are located throughout the United States.  During the year ended December 31, 2018, our five largest states (measured by advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program) contained 29.2% of our Dealers. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealers in these five states due to the number of Dealers in these states and currently prevailing economic, demographic, regulatory, competitive and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity and results of operations.

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

As of December 31, 2018, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned 15.8% of our common stock, Jill Foss Watson beneficially owned 13.2% of our common stock and Donald Foss, our founder and former Chairman of the Board, beneficially owned 10.7% of our common stock. As a result, these few shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters is located in Southfield, Michigan, in an office building we purchased in 1993, which includes approximately 136,000 square feet of space. Additionally, in August 2018, we purchased a second office building in Southfield, which includes approximately 297,000 square feet of space that will be used to consolidate operations from our current Southfield leased locations and accommodate future growth. We have a mortgage loan from a commercial bank that is secured by a first mortgage lien on the second office property.

We lease approximately 85,000 square feet of office space in Southfield and approximately 31,000 square feet of office space in Henderson, Nevada. The multiple leases for the Southfield space expire in April 2019 and July 2021. The lease for the Henderson space expires in December 2022. We have renewal options on most of our office space leases. Additionally, there currently is a significant amount of unoccupied office space available for lease in the markets where we operate.

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

Market Information

Our common stock is traded on The Nasdaq Global Select Market® under the symbol “CACC”.

Holders

As of February 1, 2019, we had 223 shareholders of record and approximately 11,600 beneficial holders of our common stock based upon securities position listings furnished to us.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2014 and ending on December 31, 2018 with the cumulative total return on the NASDAQ Composite Index and a peer group index based upon approximately 100 companies included in the Dow Jones U.S. Financial Services Index.  The comparison assumes that $100 was invested on January 1, 2014 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

Stock Repurchases

The following table summarizes our stock repurchases for the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2018	—	$—	—	776,208
November 1 through November 30, 2018	899	398.51	899	775,309
December 1 through December 31, 2018	335,844	377.50	335,844	439,465
	336,743	$377.55	336,743

(1)
On February 13, 2017, our board of directors authorized the repurchase by us from time to time in the open market or in privately negotiated transactions of up to one million shares of our common stock. The authorization, which was announced on February 17, 2017, does not have a specified expiration date.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, and notes thereto, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K, and are incorporated herein by reference.

(Dollars in millions, except per share data)	Years Ended December 31,
	2018	2017	2016	2015	2014
Income Statement Data:
Revenue:
Finance charges	$1,176.8	$1,011.5	$874.3	$730.5	$630.4
Premiums earned	46.6	41.1	43.0	48.2	52.3
Other income	62.4	57.4	51.9	46.6	40.8
Total revenue	1,285.8	1,110.0	969.2	825.3	723.5
Costs and expenses:
Salaries and wages	167.8	140.1	126.5	116.4	100.2
General and administrative	55.7	55.5	48.2	37.8	34.3
Sales and marketing	67.7	58.4	49.4	45.9	36.8
Provision for credit losses	56.9	129.3	90.2	41.5	12.8
Interest	156.6	120.2	97.7	76.0	56.7
Provision for claims	26.0	22.7	26.0	33.2	40.0
Loss on extinguishment of debt	—	—	—	—	21.8
Total costs and expenses	530.7	526.2	438.0	350.8	302.6
Income before provision for income taxes	755.1	583.8	531.2	474.5	420.9
Provision for income taxes	181.1	113.6	198.4	174.8	154.7
Net income	$574.0	$470.2	$332.8	$299.7	$266.2
Net income per share:
Basic	$29.52	$24.12	$16.37	$14.35	$11.96
Diluted	$29.39	$24.04	$16.31	$14.28	$11.92
Weighted average shares outstanding:
Basic	19,446,067	19,497,719	20,331,769	20,891,695	22,257,104
Diluted	19,532,312	19,558,936	20,410,116	20,980,753	22,331,401
Balance Sheet Data:
Loans receivable, net	$5,763.3	$4,619.6	$3,886.6	$3,101.5	$2,512.9
All other assets	474.1	366.0	331.4	271.1	258.3
Total assets	$6,237.4	$4,985.6	$4,218.0	$3,372.6	$2,771.2
Total debt	$3,820.9	$3,070.8	$2,603.7	$2,067.8	$1,738.3
Other liabilities	425.6	379.0	440.6	376.7	330.7
Total liabilities	4,246.5	3,449.8	3,044.3	2,444.5	2,069.0
Shareholders' equity (1)	1,990.9	1,535.8	1,173.7	928.1	702.2
Total liabilities and shareholders' equity	$6,237.4	$4,985.6	$4,218.0	$3,372.6	$2,771.2

(1)	No dividends were paid during the periods presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2018, consolidated net income was $574.0 million, or $29.39 per diluted share, compared to $470.2 million, or $24.04 per diluted share, for the same period in 2017 and $332.8 million, or $16.31 per diluted share, for the same period in 2016.  The growth in 2018 consolidated net income was primarily due to an increase in the average balance of our Loan portfolio and an improvement in Consumer Loan performance, partially offset by an increase in our effective tax rate. The growth in 2017 consolidated net income was primarily due to a decrease in our effective tax rate and an increase in the average balance of our Loan portfolio, partially offset by a revision to our Loan net cash flow timing forecast during the fourth quarter of 2017, which decreased consolidated net income by $30.8 million. The fluctuations in our effective tax rates were related to the enactment of the Tax Cuts and Jobs Act in December 2017 ("2017 Tax Act"), which lowered our federal statutory income tax rate from 35.0% in 2017 and 2016 to 21.0% in 2018. While the lower federal statutory income tax rate was not effective until 2018, the 2017 Tax Act increased 2017 consolidated net income by $99.8 million as we were required to revalue deferred taxes and uncertain tax positions at the lower federal statutory income tax rate.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2018, with the forecasts as of December 31, 2017, as of December 31, 2016, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2018	December 31, 2017	December 31, 2016	Initial Forecast	December 31, 2017	December 31, 2016	Initial Forecast
2009	79.6%	79.5%	79.4%	71.9%	0.1%	0.2%	7.7%
2010	77.7%	77.6%	77.6%	73.6%	0.1%	0.1%	4.1%
2011	74.7%	74.7%	74.7%	72.5%	0.0%	0.0%	2.2%
2012	73.8%	73.8%	73.7%	71.4%	0.0%	0.1%	2.4%
2013	73.5%	73.5%	73.4%	72.0%	0.0%	0.1%	1.5%
2014	71.7%	71.7%	71.8%	71.8%	0.0%	-0.1%	-0.1%
2015	65.4%	65.5%	66.1%	67.7%	-0.1%	-0.7%	-2.3%
2016	64.2%	64.8%	65.1%	65.4%	-0.6%	-0.9%	-1.2%
2017	65.5%	65.6%	—	64.0%	-0.1%	—	1.5%
2018	65.0%	—	—	63.6%	—	—	1.4%

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

For the year ended December 31, 2018, forecasted collection rates improved for Consumer Loans assigned in 2018, declined for Consumer Loans assigned in 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

The changes in forecasted collection rates impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the years ended December 31,
Increase (decrease) in forecasted net cash flows	2018	2017	2016
Dealer Loans	$2.0	$(5.6)	$(35.4)
Purchased Loans	40.3	41.7	15.3
Total Loans	$42.3	$36.1	$(20.1)

In addition to the statistical model used to forecast collection rates, we use a model to forecast the timing of future net cash flows. During the fourth quarter of 2017, we updated our net cash flow timing model to incorporate more recent data. The revised forecast resulted in an expected cash flow stream with a lower net present value as compared to the prior forecast, as less cash flows were expected in earlier periods and more cash flows were expected in later periods.

The reduction in net present value was primarily the result of a change in the expected timing of cash flows from longer-term Consumer Loans. Due to our limited historical experience with longer-term Consumer Loans, our prior model relied on extrapolations from the historical performance of shorter-term Consumer Loans to predict the timing of future net cash flows on longer-term Consumer Loans. We used our additional historical experience on these longer-term loans to refine our estimate.

The revision to our net cash flow timing forecast did not impact the amount of undiscounted net cash flows we expected to receive. As a result, the dollar amount of future net portfolio revenue (finance charges less provision for credit losses) was not impacted by the revision. However, the revision did impact the period in which those net revenues are recorded as a portion of the impact of the revised timing estimate was recorded as a current period expense and a portion was recorded as a yield adjustment. For the fourth quarter of 2017, the revision increased provision for credit losses by $41.6 million, reduced finance charge revenue by $7.3 million and reduced net income by $30.8 million. The revision reduced the yield on our Loan portfolio by 90 basis points, which impacts the timing of revenue recognition in future periods.

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

The following table presents information on the average Consumer Loan assignment for each of the last ten years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Average Initial Term (in months)
2009	12,689	5,565	38
2010	14,480	6,473	41
2011	15,686	7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57

(1)	Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2018.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2018
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2009	79.6%	43.9%	35.7%	99.9%
2010	77.7%	44.7%	33.0%	99.7%
2011	74.7%	45.5%	29.2%	99.3%
2012	73.8%	46.3%	27.5%	98.8%
2013	73.5%	47.6%	25.9%	98.1%
2014	71.7%	47.7%	24.0%	95.6%
2015	65.4%	44.5%	20.9%	87.0%
2016	64.2%	43.8%	20.4%	70.2%
2017	65.5%	43.2%	22.3%	45.9%
2018	65.0%	43.5%	21.5%	15.4%

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

The spread between the forecasted collection rate and the advance rate has ranged from 20.4% to 35.7% over the last 10 years. The spread was at the high end of this range in 2009 and 2010, when the competitive environment was unusually favorable, and much lower during other years (2015 through 2018) when competition was more intense. The decrease in the spread from 2017 to 2018 was the result of a change in the mix of Consumer Loan assignments received during 2018, including an increase in Purchased Loans as a percentage of total unit volume.

The following table compares our forecast of Consumer Loan collection rates as of December 31, 2018 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately.

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	December 31, 2018	Initial Forecast	Variance	December 31, 2018	Initial Forecast	Variance
2009	79.3%	72.1%	7.2%	80.8%	70.5%	10.3%
2010	77.6%	73.6%	4.0%	78.7%	73.1%	5.6%
2011	74.6%	72.4%	2.2%	76.3%	72.7%	3.6%
2012	73.7%	71.3%	2.4%	75.9%	71.4%	4.5%
2013	73.4%	72.1%	1.3%	74.3%	71.6%	2.7%
2014	71.6%	71.9%	-0.3%	72.6%	70.9%	1.7%
2015	64.6%	67.5%	-2.9%	69.5%	68.5%	1.0%
2016	63.3%	65.1%	-1.8%	66.8%	66.5%	0.3%
2017	64.8%	63.8%	1.0%	67.0%	64.6%	2.4%
2018	64.7%	63.6%	1.1%	65.6%	63.5%	2.1%

(1)	The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of December 31, 2018 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2009	79.3%	43.4%	35.9%	80.8%	46.0%	34.8%
2010	77.6%	44.4%	33.2%	78.7%	47.3%	31.4%
2011	74.6%	45.1%	29.5%	76.3%	49.3%	27.0%
2012	73.7%	46.0%	27.7%	75.9%	50.0%	25.9%
2013	73.4%	47.2%	26.2%	74.3%	51.5%	22.8%
2014	71.6%	47.2%	24.4%	72.6%	51.8%	20.8%
2015	64.6%	43.4%	21.2%	69.5%	50.2%	19.3%
2016	63.3%	42.1%	21.2%	66.8%	48.6%	18.2%
2017	64.8%	42.1%	22.7%	67.0%	45.8%	21.2%
2018	64.7%	42.7%	22.0%	65.6%	45.2%	20.4%

(1)	The forecasted collection rates and advance rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

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

The spread on Dealer Loans decreased from 22.7% in 2017 to 22.0% in 2018 primarily as a result of a change in the mix of Consumer Loan assignments.

The spread on Purchased Loans decreased from 21.2% in 2017 to 20.4% in 2018 primarily as a result of a change in the mix of Consumer Loan assignments, and the performance of the 2017 Consumer Loans, which has exceeded our initial estimates by a greater margin than those assigned to us in 2018.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 1.9 to 1 as of December 31, 2018.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last three years as compared to the same period in the previous year:

	Year over Year Percent Change
For the Year Ended December 31,	Unit Volume	Dollar Volume (1)
2016	10.9%	21.6%
2017	-0.7%	9.0%
2018	13.6%	25.2%

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

During 2018, unit and dollar volumes grew 13.6% and 25.2%, respectively, as the number of active Dealers grew 8.5% while average volume per active Dealer increased 4.9%. Dollar volume grew faster than unit volume during 2018 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to increases in the average initial loan term and average vehicle selling price and an increase in Purchased Loans as a percentage of total unit volume.

During 2017, unit volume declined 0.7% while dollar volume grew 9.0%, as the number of active Dealers grew 9.6% while average volume per active Dealer declined 9.6%. Dollar volume grew while unit volume declined during 2017 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to increases in the average initial loan term and average vehicle selling price and an increase in Purchased Loans as a percentage of total unit volume, partially offset by a decrease in the average advance rate due to a decrease in the average initial forecast of the Consumer Loans assigned.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	% Change	2017	2016	% Change
Consumer Loan unit volume	373,329	328,507	13.6%	328,507	330,710	-0.7%
Active Dealers (1)	12,528	11,551	8.5%	11,551	10,536	9.6%
Average volume per active Dealer	29.8	28.4	4.9%	28.4	31.4	-9.6%

Consumer Loan unit volume from Dealers active both periods	323,514	296,869	9.0%	278,497	295,444	-5.7%
Dealers active both periods	8,278	8,278	—	7,524	7,524	—
Average volume per Dealer active both periods	39.1	35.9	9.0%	37.0	39.3	-5.7%

Consumer Loan unit volume from Dealers not active both periods	49,815	31,638	57.5%	50,010	35,266	41.8%
Dealers not active both periods	4,250	3,273	29.9%	4,027	3,012	33.7%
Average volume per Dealer not active both periods	11.7	9.7	20.6%	12.4	11.7	6.0%

(1)	Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	% Change	2017	2016	% Change
Consumer Loan unit volume from new active Dealers	47,898	46,985	1.9%	46,985	46,232	1.6%
New active Dealers (1)	4,037	3,740	7.9%	3,740	3,406	9.8%
Average volume per new active Dealer	11.9	12.6	-5.6%	12.6	13.6	-7.4%

Attrition (2)	-9.6%	-10.7%		-10.7%	-8.2%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2016	78.6%	21.4%	71.4%	28.6%
2017	72.5%	27.5%	68.5%	31.5%
2018	69.7%	30.3%	67.2%	32.8%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of December 31, 2018 and 2017, the net Dealer Loans receivable balance was 65.3% and 68.2%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our results of operations and income statement data on a consolidated basis.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2018	2017	$ Change	% Change
Revenue:
Finance charges	$1,176.8	$1,011.5	$165.3	16.3%
Premiums earned	46.6	41.1	5.5	13.4%
Other income	62.4	57.4	5.0	8.7%
Total revenue	1,285.8	1,110.0	175.8	15.8%
Costs and expenses:
Salaries and wages (1)	167.8	140.1	27.7	19.8%
General and administrative (1)	55.7	55.5	0.2	0.4%
Sales and marketing (1)	67.7	58.4	9.3	15.9%
Provision for credit losses	56.9	129.3	(72.4)	-56.0%
Interest	156.6	120.2	36.4	30.3%
Provision for claims	26.0	22.7	3.3	14.5%
Total costs and expenses	530.7	526.2	4.5	0.9%
Income before provision for income taxes	755.1	583.8	171.3	29.3%
Provision for income taxes	181.1	113.6	67.5	59.4%
Net income	$574.0	$470.2	$103.8	22.1%
Net income per share:
Basic	$29.52	$24.12	$5.40	22.4%
Diluted	$29.39	$24.04	$5.35	22.3%
Weighted average shares outstanding:
Basic	19,446,067	19,497,719	(51,652)	-0.3%
Diluted	19,532,312	19,558,936	(26,624)	-0.1%

(1) Operating expenses	$291.2	$254.0	$37.2	14.6%

Finance Charges. The increase of $165.3 million, or 16.3%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2018	2017	Change
Average net Loans receivable balance	$5,279.7	$4,276.4	$1,003.3
Average yield on our Loan portfolio	22.3%	23.7%	-1.4%

The following table summarizes the impact each component had on the overall increase in finance charges for the year ended December 31, 2018:

(In millions) Impact on finance charges:	For the Year Ended December 31, 2018
Due to an increase in the average net Loans receivable balance	$237.3
Due to a decrease in the average yield	(72.0)
Total increase in finance charges	$165.3

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the year ended December 31, 2018 decreased as compared to the same period in 2017 due to lower yields on new Consumer Loan assignments.

Operating Expenses.  The increase of $37.2 million, or 14.6%, was primarily due to the following:

•	An increase in salaries and wages expense of $27.7 million, or 19.8%, comprised of the following:

•	An increase of $16.9 million in cash-based incentive compensation expense primarily due to an improvement in Company performance measures.

•	A decrease of $4.9 million in stock-based compensation expense primarily due to 2017 stock awards.

•
Excluding the changes in cash-based and stock-based incentive compensation expenses, salaries and wages expense increased $15.7 million, primarily related to our support function as a result of an increase in the number of team members.

•
An increase in sales and marketing expense of $9.3 million, or 15.9%, primarily due to an increase in the size of our sales force and an increase in sales commissions related to growth in Consumer Loan assignment volume.

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

During the year ended December 31, 2018, overall Consumer Loan performance was generally consistent with our expectations at the start of the year. However, the performance of certain Loan pools declined from our expectations during the year, resulting in a provision for credit losses of $56.9 million for the year ended December 31, 2018, of which $48.0 million related to Dealer Loans and $8.9 million related to Purchased Loans. For additional information, see Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Interest.   The increase of $36.4 million, or 30.3%, was due to an increase in the average outstanding debt balance, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2018	2017	Change
Interest expense	$156.6	$120.2	$36.4
Average outstanding debt principal balance (1)	3,639.8	2,944.8	695.0
Average cost of debt	4.3%	4.1%	0.2%

(1) Includes the unamortized debt discount and excludes deferred debt issuance costs.

The average outstanding debt balance increased primarily due to debt proceeds used to fund growth in new Consumer Loan assignments and stock repurchases.

Provision for Income Taxes.  For the year ended December 31, 2018, the effective income tax rate increased to 24.0% from 19.5% for the year ended December 31, 2017. The increase was primarily due to the enactment of the 2017 Tax Act in December 2017, which resulted in a one-time reversal of $99.8 million of provision for income taxes in 2017. While the 2017 Tax Act lowered our federal statutory income tax rate from 35% in 2017 to 21% in 2018, we were required to revalue deferred taxes and uncertain tax positions as of December 31, 2017 at the lower federal statutory income tax rate. Based on currently enacted federal and state statutory income tax rates, we believe our long-term effective income tax rate will average approximately 23% in future years. For additional information, see Note 12 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Provision for Income Taxes.  For the year ended December 31, 2017, the effective income tax rate decreased to 19.5% from 37.3% for the year ended December 31, 2016. The decrease was primarily due to the enactment of the 2017 Tax Act in December 2017, which resulted in a one-time reversal of $99.8 million of provision for income taxes in 2017. While the 2017 Tax Act lowered our federal statutory income tax rate from 35% in 2017 and 2016 to 21% in 2018, we were required to revalue deferred taxes and uncertain tax positions as of December 31, 2017 at the lower federal statutory income tax rate. Based on currently enacted federal and state statutory income tax rates, we believe our long-term effective income tax rate will average approximately 23% in future years. For additional information, see Note 12 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

During the fourth quarter of 2017, we updated our net cash flow timing model to incorporate more recent data. The revised forecast resulted in an expected cash flow stream with a lower net present value as compared to the prior forecast, as less cash flows were expected in earlier periods and more cash flows were expected in later periods.

The reduction in net present value was primarily the result of a change in the expected timing of cash flows from longer-term Consumer Loans. Due to our limited historical experience with longer-term Consumer Loans, our prior model relied on extrapolations from the historical performance of shorter-term Consumer Loans to predict the timing of future net cash flows on longer-term Consumer Loans. We used our additional historical experience on these longer-term loans to refine our estimate.

The revision to our net cash flow timing forecast did not impact the amount of undiscounted net cash flows we expected to receive. As a result, the dollar amount of future net portfolio revenue (finance charges less provision for credit losses) was not impacted by the revision. However, the revision did impact the period in which those net revenues are recorded as a portion of the impact of the revised timing estimate was recorded as a current period expense and a portion was recorded as a yield adjustment. For the fourth quarter of 2017, the revision increased provision for credit losses by $41.6 million, reduced finance charge revenue by $7.3 million and reduced net income by $30.8 million. The revision reduced the yield on our Loan portfolio by 90 basis points, which impacts the timing of revenue recognition in future periods.

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

Key Factors.  Variances in the amount and timing of future net cash flows from current estimates could materially impact earnings in future periods.  A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2018 would have reduced 2018 net income by approximately $25.0 million.

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

Key Factors.  Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods.  A 10% change in premiums earned for the year ended December 31, 2018 would have affected 2018 net income by approximately $3.6 million.

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

The fair value of restricted stock awards are estimated as if they were vested and issued on the grant date and are recognized over the expected vesting period of the restricted stock award.  For additional information, see Notes 2 and 15 to the consolidated financial statements contained in Item 8 of this Form 10-K, which are incorporated herein by reference.

Key Factors.  Changes in the expected vesting dates of performance-based restricted stock awards and expected forfeiture rates would impact the amount and timing of stock-based compensation expense recognized in future periods.  A 10% change in stock-based compensation expense for the year ended December 31, 2018 would have affected 2018 net income by approximately $0.8 million.

Contingencies

Nature of Estimates Required.  We estimate the likelihood of adverse judgments against us and any resulting damages, fines or statutory penalties owed.  These estimates impact accounts payable and accrued liabilities on our balance sheet and are general and administrative expenses on our income statement.

Assumptions and Approaches Used.  With assistance from our legal counsel, we determine if the likelihood of an adverse judgment for various claims, litigation and regulatory investigations is remote, reasonably possible, or probable.  To the extent we believe an adverse judgment is probable and the amount of the judgment is estimable, we recognize a liability.  For information regarding current actions to which we are a party, see Note 17 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.  There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of December 31, 2018.  For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

On December 17, 2018, we extended the date on which our $150.0 million Warehouse Facility VII will cease to revolve from December 1, 2019 to December 17, 2020. The maturity of the facility was also extended from December 1, 2021 to December 17, 2022. Prior to the extension, borrowings under the facility had an interest rate equal to the Commercial Paper rate plus 190 basis points to class A lenders and the Commercial Paper rate plus 220 basis points to class B lenders. Following the extension, there is only one class of notes, which will bear interest at a rate equal to the Commercial Paper rate plus 200 basis points. There were no other material changes to the terms of the facility.

Cash and cash equivalents increased to $25.7 million as of December 31, 2018 from $8.2 million as of December 31, 2017.  As of December 31, 2018 and December 31, 2017 we had $1,153.1 million and $1,161.1 million in unused and available lines of credit, respectively. Our total balance sheet indebtedness increased to $3,820.9 million as of December 31, 2018 from $3,070.8 million as of December 31, 2017 primarily due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of the total future contractual obligations requiring repayments as of December 31, 2018 is as follows:

(In millions)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt, including current maturities (1)	$3,842.5	$1,048.6	$2,533.8	$260.1	$—	$—
Dealer Holdback (2)	872.3	143.2	260.2	261.6	207.3	—
Operating lease obligations	4.9	1.8	2.6	0.5	—	—
Purchase obligations (3)	15.3	12.6	2.2	0.5	—	—
Other future obligations (4)	38.7	—	—	—	—	38.7
Total contractual obligations	$4,773.7	$1,206.2	$2,798.8	$522.7	$207.3	$38.7

(1)
Long-term debt obligations included in the above table consist solely of principal repayments. The amounts are presented on a principal basis to exclude deferred debt issuance costs of $20.5 million and the unamortized debt discount of $1.1 million. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.  Based on the actual amounts outstanding under our revolving secured line of credit, our Warehouse facilities, and our senior notes as of December 31, 2018, the forecasted amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2018, interest is expected to be approximately $130.4 million during 2019; $96.1 million during 2020; and $70.9 million during 2021 and thereafter.

(2)
We have contractual obligations to pay Dealer Holdback to our Dealers.  Payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances.  The amounts presented represent our forecast as of December 31, 2018.

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

As of December 31, 2018, we had $171.9 million of floating rate debt outstanding on our revolving secured line of credit, without interest rate protection. For every 1.0% increase in interest rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $1.3 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2018, we had interest rate cap agreements outstanding to manage the interest rate risk on Warehouse Facility II, Warehouse Facility IV, Warehouse Facility V and Warehouse Facility VII. However, as of December 31, 2018, there was no floating rate debt outstanding under these facilities.

As of December 31, 2018, we did not have a balance outstanding under Warehouse Facility VI, which does not have interest rate protection.

As of December 31, 2018, we had $125.3 million in floating rate debt outstanding under Term ABS 2016-1, of which $64.2 million was covered by an interest rate cap with a cap rate of 5.00% on the underlying benchmark rate. For every 1.0% increase in interest rates on Term ABS 2016-1 up to the cap rate of 5.00%, annual after-tax earnings would decrease by approximately $1.0 million, assuming we maintain a level amount of floating rate debt. For every 1.0% increase in interest rates above the cap rate, annual after-tax earnings would decrease by approximately $0.5 million, assuming we maintain a level amount of floating rate debt.

New Accounting Updates

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting updates and the impact of the implementation of these updates on our financial statements:

•	Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118

•	Recognition and Measurement of Financial Assets and Financial Liabilities

•	Restricted Cash

•	Revenue from Contracts with Customers

•	Accounting for Costs of Implementing Cloud Computing

•	Leases

•	Measurement of Credit Losses on Financial Instruments

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 8, 2019 expressed an unqualified opinion.

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

Southfield, Michigan
February 8, 2019

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)	As of December 31,
	2018	2017
ASSETS:
Cash and cash equivalents	$25.7	$8.2
Restricted cash and cash equivalents	303.6	255.6
Restricted securities available for sale	58.6	46.1

Loans receivable	6,225.2	5,049.0
Allowance for credit losses	(461.9)	(429.4)
Loans receivable, net	5,763.3	4,619.6

Property and equipment, net	40.2	20.5
Income taxes receivable	7.9	2.2
Other assets	38.1	33.4
Total Assets	$6,237.4	$4,985.6

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$186.4	$151.7
Revolving secured line of credit	171.9	13.9
Secured financing	3,092.7	2,514.1
Senior notes	544.4	542.8
Mortgage note	11.9	—
Deferred income taxes, net	236.7	187.4
Income taxes payable	2.5	39.9
Total Liabilities	4,246.5	3,449.8

Commitments and Contingencies - See Note 17
Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 18,972,558 and 19,310,049 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	0.2	0.2
Paid-in capital	154.9	145.5
Retained earnings	1,836.1	1,390.3
Accumulated other comprehensive loss	(0.3)	(0.2)
Total Shareholders' Equity	1,990.9	1,535.8
Total Liabilities and Shareholders' Equity	$6,237.4	$4,985.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2018	2017	2016
Revenue:
Finance charges	$1,176.8	$1,011.5	$874.3
Premiums earned	46.6	41.1	43.0
Other income	62.4	57.4	51.9
Total revenue	1,285.8	1,110.0	969.2
Costs and expenses:
Salaries and wages	167.8	140.1	126.5
General and administrative	55.7	55.5	48.2
Sales and marketing	67.7	58.4	49.4
Provision for credit losses	56.9	129.3	90.2
Interest	156.6	120.2	97.7
Provision for claims	26.0	22.7	26.0
Total costs and expenses	530.7	526.2	438.0
Income before provision for income taxes	755.1	583.8	531.2
Provision for income taxes	181.1	113.6	198.4
Net income	$574.0	$470.2	$332.8
Net income per share:
Basic	$29.52	$24.12	$16.37
Diluted	$29.39	$24.04	$16.31
Weighted average shares outstanding:
Basic	19,446,067	19,497,719	20,331,769
Diluted	19,532,312	19,558,936	20,410,116

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	For the Years Ended December 31,
	2018	2017	2016
Net income	$574.0	$470.2	$332.8
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of tax	(0.1)	—	(0.1)
Other comprehensive loss	(0.1)	—	(0.1)
Comprehensive income	$573.9	$470.2	$332.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in millions)	Common Stock
	Number	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2016	20,132,972	$0.2	$100.8	$827.2	$(0.1)	$928.1
Net income	—	—	—	332.8	—	332.8
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	7.4	—	—	7.4
Restricted stock awards, net of forfeitures	6,643	—	—	—	—	—
Repurchase of common stock	(666,330)	—	(3.7)	(118.0)	—	(121.7)
Restricted stock units converted to common stock	404,096	—	—	—	—	—
Tax benefits from stock-based compensation plans	—	—	27.2	—	—	27.2
Balance, December 31, 2016	19,877,381	0.2	131.7	1,042.0	(0.2)	1,173.7
Net income	—	—	—	470.2	—	470.2
Stock-based compensation	—	—	15.4	—	—	15.4
Restricted stock awards, net of forfeitures	8,092	—	—	—	—	—
Repurchase of common stock	(610,260)	—	(1.6)	(121.9)	—	(123.5)
Restricted stock units converted to common stock	34,836	—	—	—	—	—
Balance, December 31, 2017	19,310,049	0.2	145.5	1,390.3	(0.2)	1,535.8
Net income	—	—	—	574.0	—	574.0
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	10.3	—	—	10.3
Restricted stock awards, net of forfeitures	3,998	—	—	—	—	—
Repurchase of common stock	(342,928)	—	(0.9)	(128.2)	—	(129.1)
Restricted stock units converted to common stock	1,439	—	—	—	—	—
Balance, December 31, 2018	18,972,558	$0.2	$154.9	$1,836.1	$(0.3)	$1,990.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$574.0	$470.2	$332.8
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	56.9	129.3	90.2
Depreciation	5.4	6.0	6.1
Amortization	14.1	10.4	9.2
Provision (credit) for deferred income taxes	49.3	(85.6)	24.2
Stock-based compensation	10.3	15.4	7.4
Other	(0.2)	0.1	0.1
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	41.6	10.3	11.8
Decrease (increase) in income taxes receivable	(5.7)	0.1	7.7
Increase (decrease) in income taxes payable	(37.4)	16.3	23.6
Increase in other assets	(4.4)	(6.5)	(5.9)
Net cash provided by operating activities	703.9	566.0	507.2
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(43.8)	(34.5)	(39.1)
Proceeds from sale of restricted securities available for sale	19.7	27.8	35.9
Maturities of restricted securities available for sale	11.5	5.6	5.8
Principal collected on Loans receivable	2,576.7	2,189.5	1,955.8
Advances to Dealers	(2,414.8)	(1,968.3)	(1,881.3)
Purchases of Consumer Loans	(1,181.0)	(904.8)	(754.2)
Accelerated payments of Dealer Holdback	(52.6)	(47.1)	(53.6)
Payments of Dealer Holdback	(128.9)	(131.6)	(142.0)
Purchases of property and equipment	(25.1)	(8.4)	(5.5)
Net cash used in investing activities	(1,238.3)	(871.8)	(878.2)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	2,249.9	3,527.1	1,615.4
Repayments under revolving secured line of credit	(2,091.9)	(3,513.2)	(1,673.1)
Proceeds from secured financing	2,696.6	2,364.5	2,169.3
Repayments of secured financing	(2,116.9)	(1,907.5)	(1,575.8)
Proceeds from mortgage note	12.0	—	—
Payments of debt issuance costs	(13.7)	(14.6)	(9.0)
Repurchase of common stock	(129.1)	(123.5)	(121.7)
Excess tax benefits from stock-based compensation plans	—	—	27.2
Other	(7.0)	(2.5)	4.3
Net cash provided by financing activities	599.9	330.3	436.6
Net increase in cash and cash equivalents and restricted cash and cash equivalents	65.5	24.5	65.6
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	263.8	239.3	173.7
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$329.3	$263.8	$239.3
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$141.0	$108.8	$88.0
Cash paid during the period for income taxes	$168.8	$175.0	$111.2

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2018	2017	2016
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.6%	95.6%	95.8%

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
2016	78.6%	21.4%	71.4%	28.6%
2017	72.5%	27.5%	68.5%	31.5%
2018	69.7%	30.3%	67.2%	32.8%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated. Our primary subsidiaries as of December 31, 2018 are:  Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding Corp. II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2018-2 and Credit Acceptance Funding LLC 2018-3.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of December 31, 2018 and 2017, we had $25.1 million and $7.8 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of December 31, 2018 and 2017, we had $303.0 million and $255.1 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$25.7	$8.2	$14.6
Restricted cash and cash equivalents	303.6	255.6	224.7
Total cash and cash equivalents and restricted cash and cash equivalents	$329.3	$263.8	$239.3

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

Methodology Changes. During 2017, we enhanced our methodology for transferring Loans and updated our net cash flow timing model. During 2016, we enhanced our methodology for forecasting the amount and timing of future collections on Consumer Loans. For additional information regarding these methodology changes, see Note 5 to the consolidated financial statements. For the three year period ended December 31, 2018, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

Deferred Debt Issuance Costs

Deferred debt issuance costs associated with secured financings and senior notes are included as a deduction from the carrying amount of the related debt liability, and deferred debt issuance costs associated with our revolving secured line of credit are included in other assets.  Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for asset-backed secured financings (“Term ABS”) and senior notes and the straight-line method for lines of credit and revolving secured warehouse (“Warehouse”) facilities. For additional information regarding deferred debt issuance costs, see Note 9 to the consolidated financial statements.

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

We recognize derivative instruments as either other assets or accounts payable and accrued liabilities on our consolidated balance sheets. For additional information regarding our derivative instruments, see Note 10 to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

We provide Dealers the ability to offer vehicle service contracts to consumers through our relationships with Third Party Providers (“TPPs”). A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure. The retail price of the vehicle service contract is included in the principal balance of the Consumer Loan. The wholesale cost of the vehicle service contract is paid to the TPP, net of an administrative fee retained by us. We recognize our fee as part of finance charges on a level-yield basis based upon forecasted cash flows. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. Under the Portfolio Program, the wholesale cost of the vehicle service contract and the commission paid to the Dealer are charged to the Dealer’s advance balance. TPPs process claims on vehicle service contracts that are underwritten by third party insurers. We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us. We market the vehicle service contracts directly to our Dealers.

We provide Dealers the ability to offer Guaranteed Asset Protection (“GAP”) to consumers through our relationships with TPPs. GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer’s insurance policy in the event of a total loss of the vehicle due to severe damage or theft. The retail price of GAP is included in the principal balance of the Consumer Loan. The wholesale cost of GAP is paid to the TPP, net of an administrative fee retained by us. We recognize our fee as part of finance charges on a level-yield basis based upon forecasted cash flows. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. Under the Portfolio Program, the wholesale cost of GAP and the commission paid to the Dealer are charged to the Dealer’s advance balance. TPPs process claims on GAP contracts that are underwritten by third party insurers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Stock-Based Compensation Plans

We have stock-based compensation plans for team members and non-employee directors, which are described more fully in Note 15 to the consolidated financial statements. We apply a fair-value-based measurement method in accounting for stock-based compensation plans and recognize stock-based compensation expense over the requisite service period of the grant as salaries and wages expense.

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members. We offer matching contributions to the 401(k) plan based on each enrolled team members’ eligible annual gross pay (subject to statutory limitations). Our matching contribution rate is equal to 100% of the first 2% participants contribute and an additional 50% of the next 4% participants contribute, for a maximum matching contribution of 4% of each participant’s eligible annual gross pay. For the years ended December 31, 2018, 2017 and 2016, we recognized compensation expense of $5.3 million, $4.6 million, and $3.6 million, respectively, for our matching contributions to the plan.

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

We follow a two-step approach for recognizing uncertain tax positions. First, we evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, for positions that we determine are more-likely-than-not to be sustained, we recognize the tax benefit as the largest benefit that has a greater than 50% likelihood of being sustained. We establish a reserve for uncertain tax positions liability that is comprised of unrecognized tax benefits and related interest. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. We recognize interest and penalties related to uncertain tax positions in provision for income taxes. For additional information regarding our income taxes, see Note 12 to the consolidated financial statements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.2 million for the year ended December 31, 2018, $0.4 million for the year ended December 31, 2017 and $0.3 million for the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

New Accounting Updates Adopted During the Current Year

Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, which amended Accounting Standards Codification (“ASC”) Topic 740 (Income Taxes) for income tax accounting implications of the December 2017 Tax Cuts and Jobs Act ("2017 Tax Act"). ASU 2018-05 is effective for fiscal years, and interim periods, beginning in the reporting period that includes the enactment of the 2017 Tax Act. ASU 2018-05 provides guidance for entities under three scenarios: (1) Measurement of certain income tax effects is complete—an entity must reflect the tax effects of the 2017 Tax Act for which the accounting is complete; (2) Measurement of certain income tax effects can be reasonably estimated—an entity must report provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting is incomplete but a reasonable estimate can be determined. Provisional amounts or adjustments to provisional amounts identified in the measurement period, as defined, should be included as an adjustment to tax expense or benefit from continuing operations in the period the amounts are determined; and (3) Measurement of certain income tax effects cannot be reasonably estimated—an entity is not required to report provisional amounts for any specific income tax effects of the 2017 Tax Act for which a reasonable estimate cannot be determined, and would continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the 2017 Tax Act. Entities would report the provisional amounts of the tax effects of the 2017 Tax Act in the first reporting period in which a reasonable estimate can be determined. ASU 2018-05 further provides that the measurement period is complete when a company's accounting is complete and in no circumstances should the measurement period extend beyond one year from the enactment date of the 2017 Tax Act. An entity may be able to complete the accounting under some provisions of the 2017 Tax Act earlier than others. As a result it may need to apply all three scenarios in determining the accounting for the 2017 Tax Act based on the information that is available. For information regarding the impact of the enactment of the 2017 Tax Act, see Note 12 to the consolidated financial statements.

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

Restricted Cash. In November 2016, the FASB issued ASU 2016-18, which amended ASC Topic 230 (Statement of Cash Flows) and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is intended to reduce diversity in practice in how restricted cash or restricted cash equivalents are presented and classified in the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted. The standard required application using a retrospective transition method. The adoption of ASU 2016-18 changed the presentation and classification of restricted cash and cash equivalents in our consolidated statements of cash flows. In addition, since cash and cash equivalents and restricted cash and cash equivalents are presented on separate lines on our consolidated balance sheets, we enhanced the cash and restricted cash disclosures in our significant accounting policies to reconcile the totals in our consolidated statement of cash flows to the related line items in our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following tables reconcile the consolidated statement of cash flows line items impacted by the adoption of this standard on January 1, 2018:

(In millions)	For the Year Ended December 31, 2017
	Adjusted	ASU 2016-18 Adjustment	Previously Reported
Decrease (increase) in restricted cash and cash equivalents	$—	$30.9	$(30.9)
Net cash used in investing activities	(871.8)	30.9	(902.7)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	24.5	30.9	(6.4)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	239.3	224.7	14.6
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$263.8	$255.6	$8.2

(In millions)	For the Year Ended December 31, 2016
	Adjusted	ASU 2016-18 Adjustment	Previously Reported
Decrease (increase) in restricted cash and cash equivalents	$—	$57.3	$(57.3)
Net cash used in investing activities	(878.2)	57.3	(935.5)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	65.6	57.3	8.3
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	173.7	167.4	6.3
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$239.3	$224.7	$14.6

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, which superseded the revenue recognition requirements of ASC Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is only applicable to our other income source of revenue. Finance charges and premiums earned sources of revenue are outside the scope of this guidance. ASU 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU 2015-14 also permits early adoption of ASU 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. We adopted ASU 2014-09, as amended by ASU 2015-14, on January 1, 2018 using the modified retrospective method. We assessed the impact of the new guidance by evaluating our contracts, identifying our performance obligations, determining when the performance obligations were satisfied to allow us to recognize revenue and determining the amount of revenue to recognize. As a result of this analysis, we determined that our recognition and measurement of other income will not change. The adoption of ASU 2014-09, as amended by ASU 2015-14, did not impact the timing of our revenue recognition; however, it expanded our disclosures related to our other income source of revenue.

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

Leases. In February 2016, the FASB issued ASU 2016-02, which required lessees to recognize a right-of-use asset and related lease liability for leases classified as operating leases at the commencement date that have lease terms of more than 12 months. This ASU retains the classification distinction between finance leases and operating leases. ASU 2016-02 is effective for fiscal years, and interim periods, beginning after December 15, 2018. Early application is permitted, but we have not yet adopted ASU 2016-02. This ASU requires application using a retrospective transition method. We estimate that upon adoption on January 1, 2019, our consolidated balance sheet will have an approximately $4.2 million right-of-use asset and an approximately $4.3 million lease liability. We do not expect material changes to the recognition of operating lease expense in our consolidated statements of income. For additional information regarding lease commitments, see Note 17 to the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2018 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of December 31,
	2018		2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$25.7	$25.7	$8.2	$8.2
Restricted cash and cash equivalents	303.6	303.6	255.6	255.6
Restricted securities available for sale	58.6	58.6	46.1	46.1
Loans receivable, net	5,763.3	5,855.1	4,619.6	4,741.5
Liabilities
Revolving secured line of credit	$171.9	$171.9	$13.9	$13.9
Secured financing	3,092.7	3,100.9	2,514.1	2,527.6
Senior notes	544.4	556.3	542.8	569.4
Mortgage note	11.9	11.9	—	—

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$25.7	$—	$—	$25.7
Restricted cash and cash equivalents (1)	303.6	—	—	303.6
Restricted securities available for sale (2)	47.9	10.7	—	58.6
Loans receivable, net (1)	—	—	5,855.1	5,855.1
Liabilities
Revolving secured line of credit (1)	$—	$171.9	$—	$171.9
Secured financing (1)	—	3,100.9	—	3,100.9
Senior notes (1)	556.3	—	—	556.3
Mortgage note (1)	—	11.9	—	11.9

(In millions)	As of December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$8.2	$—	$—	$8.2
Restricted cash and cash equivalents (1)	255.6	—	—	255.6
Restricted securities available for sale (2)	37.1	9.0	—	46.1
Loans receivable, net (1)	—	—	4,741.5	4,741.5
Liabilities
Revolving secured line of credit (1)	$—	$13.9	$—	$13.9
Secured financing (1)	—	2,527.6	—	2,527.6
Senior notes (1)	569.4	—	—	569.4

(1)	Measured at amortized cost with fair value disclosed.

(2)	Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$24.8	$0.1	$(0.2)	$24.7
Corporate bonds	23.4	—	(0.2)	23.2
Asset-backed securities	9.4	—	(0.1)	9.3
Mortgage-backed securities	1.4	—	—	1.4
Total restricted securities available for sale	$59.0	$0.1	$(0.5)	$58.6
(In millions)	As of December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$19.2	$—	$(0.2)	$19.0
Corporate bonds	18.2	—	(0.1)	18.1
Asset-backed securities	6.6	—	—	6.6
Mortgage-backed securities	2.4	—	—	2.4
Total restricted securities available for sale	$46.4	$—	$(0.3)	$46.1

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2018
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$2.2	$—	$10.5	$(0.2)	$12.7	$(0.2)
Corporate bonds	12.0	(0.1)	6.5	(0.1)	18.5	(0.2)
Asset-backed securities	4.7	—	3.3	(0.1)	8.0	(0.1)
Mortgage-backed securities	—	—	1.4	—	1.4	—
Total restricted securities available for sale	$18.9	$(0.1)	$21.7	$(0.4)	$40.6	$(0.5)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2017
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$11.0	$(0.1)	$7.9	$(0.1)	$18.9	$(0.2)
Corporate bonds	11.1	(0.1)	1.9	—	13.0	(0.1)
Asset-backed securities	4.9	—	1.0	—	5.9	—
Mortgage-backed securities	1.2	—	1.2	—	2.4	—
Total restricted securities available for sale	$28.2	$(0.2)	$12.0	$(0.1)	$40.2	$(0.3)

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

(In millions)	As of December 31,
	2018		2017
Contractual Maturity	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Within one year	$1.7	$1.7	$2.5	$2.5
Over one year to five years	55.1	54.7	40.5	40.2
Over five years to ten years	0.8	0.8	1.0	1.0
Over ten years	1.4	1.4	2.4	2.4
Total restricted securities available for sale	$59.0	$58.6	$46.4	$46.1

5.    LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of December 31, 2018
	Dealer Loans	Purchased Loans	Total
Loans receivable	$4,141.0	$2,084.2	$6,225.2
Allowance for credit losses	(378.1)	(83.8)	(461.9)
Loans receivable, net	$3,762.9	$2,000.4	$5,763.3

(In millions)	As of December 31, 2017
	Dealer Loans	Purchased Loans	Total
Loans receivable	$3,518.1	$1,530.9	$5,049.0
Allowance for credit losses	(366.0)	(63.4)	(429.4)
Loans receivable, net	$3,152.1	$1,467.5	$4,619.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Year Ended December 31, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,518.1	$1,530.9	$5,049.0
New Consumer Loan assignments (1)	2,414.8	1,181.0	3,595.8
Principal collected on Loans receivable	(1,873.0)	(703.7)	(2,576.7)
Accelerated Dealer Holdback payments	52.6	—	52.6
Dealer Holdback payments	128.9	—	128.9
Transfers (2)	(78.2)	78.2	—
Write-offs	(25.2)	(3.4)	(28.6)
Recoveries (3)	3.0	1.2	4.2
Balance, end of period	$4,141.0	$2,084.2	$6,225.2

(In millions)	For the Year Ended December 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,209.0	$998.0	$4,207.0
New Consumer Loan assignments (1)	1,968.3	904.8	2,873.1
Principal collected on Loans receivable	(1,729.9)	(459.6)	(2,189.5)
Accelerated Dealer Holdback payments	47.1	—	47.1
Dealer Holdback payments	131.6	—	131.6
Transfers (2)	(93.1)	93.1	—
Write-offs	(16.4)	(5.7)	(22.1)
Recoveries (3)	1.5	0.3	1.8
Balance, end of period	$3,518.1	$1,530.9	$5,049.0

(In millions)	For the Year Ended December 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$2,823.4	$521.7	$3,345.1
New Consumer Loan assignments (1)	1,881.3	754.2	2,635.5
Principal collected on Loans receivable	(1,668.1)	(287.7)	(1,955.8)
Accelerated Dealer Holdback payments	53.6	—	53.6
Dealer Holdback payments	142.0	—	142.0
Transfers (2)	(10.1)	10.1	—
Write-offs	(14.4)	(0.4)	(14.8)
Recoveries (3)	1.3	0.1	1.4
Balance, end of period	$3,209.0	$998.0	$4,207.0

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

During the fourth quarter of 2017, we transferred $89.0 million of Dealer Loans along with the related allowance for credit losses balance of $31.8 million to Purchased Loans. Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. Substantially all of these transfers relate to Dealers where events had occurred in prior periods that met our criteria for forfeiture. However, while we intended to exercise our rights to Dealer Holdback in the period the forfeiture event occurred, we did not exercise our rights for these Dealers until the fourth quarter of 2017. We also enhanced our accounting methodology for transferring Loans. In the fourth quarter of 2017, we began transferring the related allowance for credit losses balance to Purchased Loans. Prior to the fourth quarter of 2017, rather than transferring the related allowance for credit losses balance to Purchased Loans, we reversed the balance through Dealer Loan provision for credit losses and established a new allowance for credit losses in Purchased Loans through Purchased Loan provision for credit losses.

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

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Year Ended December 31, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,088.6	$576.9	$1,665.5
New Consumer Loan assignments (1)	990.2	488.4	1,478.6
Accretion (2)	(816.3)	(369.3)	(1,185.6)
Provision for credit losses	48.0	8.9	56.9
Forecast changes	2.0	40.3	42.3
Transfers (3)	(29.5)	37.3	7.8
Balance, end of period	$1,283.0	$782.5	$2,065.5

(In millions)	For the Year Ended December 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$982.6	$348.1	$1,330.7
New Consumer Loan assignments (1)	803.0	377.9	1,180.9
Accretion (2)	(766.6)	(253.6)	(1,020.2)
Provision for credit losses	103.4	25.9	129.3
Forecast changes	(5.6)	41.7	36.1
Transfers (3)	(28.2)	36.9	8.7
Balance, end of period	$1,088.6	$576.9	$1,665.5

(In millions)	For the Year Ended December 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$874.2	$198.6	$1,072.8
New Consumer Loan assignments (1)	782.6	284.7	1,067.3
Accretion (2)	(723.8)	(159.5)	(883.3)
Provision for credit losses	87.3	2.9	90.2
Forecast changes	(35.4)	15.3	(20.1)
Transfers (3)	(2.3)	6.1	3.8
Balance, end of period	$982.6	$348.1	$1,330.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Year Ended December 31, 2018
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,827.4	$2,610.7	$6,438.1
Expected net cash flows at the time of assignment (2)	3,405.0	1,669.4	5,074.4
Fair value at the time of assignment (3)	2,414.8	1,181.0	3,595.8

(In millions)	For the Year Ended December 31, 2017
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,131.6	$1,973.7	$5,105.3
Expected net cash flows at the time of assignment (2)	2,771.3	1,282.7	4,054.0
Fair value at the time of assignment (3)	1,968.3	904.8	2,873.1

(In millions)	For the Year Ended December 31, 2016
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,997.0	$1,553.2	$4,550.2
Expected net cash flows at the time of assignment (2)	2,663.9	1,038.9	3,702.8
Fair value at the time of assignment (3)	1,881.3	754.2	2,635.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 2 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2018, with the forecasts as of December 31, 2017, as of December 31, 2016, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2018	December 31, 2017	December 31, 2016	Initial Forecast	December 31, 2017	December 31, 2016	Initial Forecast
2009	79.6%	79.5%	79.4%	71.9%	0.1%	0.2%	7.7%
2010	77.7%	77.6%	77.6%	73.6%	0.1%	0.1%	4.1%
2011	74.7%	74.7%	74.7%	72.5%	0.0%	0.0%	2.2%
2012	73.8%	73.8%	73.7%	71.4%	0.0%	0.1%	2.4%
2013	73.5%	73.5%	73.4%	72.0%	0.0%	0.1%	1.5%
2014	71.7%	71.7%	71.8%	71.8%	0.0%	-0.1%	-0.1%
2015	65.4%	65.5%	66.1%	67.7%	-0.1%	-0.7%	-2.3%
2016	64.2%	64.8%	65.1%	65.4%	-0.6%	-0.9%	-1.2%
2017	65.5%	65.6%	—	64.0%	-0.1%	—	1.5%
2018	65.0%	—	—	63.6%	—	—	1.4%

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

For the year ended December 31, 2018, forecasted collection rates improved for Consumer Loans assigned in 2018, declined for Consumer Loans assigned in 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented.

For the year ended December 31, 2017, forecasted collection rates improved for Consumer Loans assigned in 2017, declined for Consumer Loans assigned in 2015 and 2016 and were generally consistent with expectations at the start of the period for all other assignment years presented.

In addition to the statistical model used to forecast collection rates, we use a model to forecast the timing of future net cash flows. During the fourth quarter of 2017, we updated our net cash flow timing model to incorporate more recent data. The revised forecast resulted in an expected cash flow stream with a lower net present value as compared to the prior forecast, as less cash flows were expected in earlier periods and more cash flows were expected in later periods.

The reduction in net present value was primarily the result of a change in the expected timing of cash flows from longer-term Consumer Loans. Due to our limited historical experience with longer-term Consumer Loans, our prior model relied on extrapolations from the historical performance of shorter-term Consumer Loans to predict the timing of future net cash flows on longer-term Consumer Loans. We used our additional historical experience on these longer-term loans to refine our estimate.

The revision to our net cash flow timing forecast did not impact the amount of undiscounted net cash flows we expected to receive. As a result, the dollar amount of future net portfolio revenue (finance charges less provision for credit losses) was not impacted by the revision. However, the revision did impact the period in which those net revenues are recorded as a portion of the impact of the revised timing estimate was recorded as a current period expense and a portion was recorded as a yield adjustment. For the fourth quarter of 2017, the revision increased provision for credit losses by $41.6 million, reduced finance charge revenue by $7.3 million and reduced net income by $30.8 million. The revision reduced the yield on our Loan portfolio by 90 basis points, which impacts the timing of revenue recognition in future periods.

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

(In millions)	As of December 31, 2018
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,355.1	$1,392.1	$2,747.2	$2,785.9	$692.1	$3,478.0
Allowance for credit losses	—	—	—	(378.1)	(83.8)	(461.9)
Loans receivable, net	$1,355.1	$1,392.1	$2,747.2	$2,407.8	$608.3	$3,016.1

(In millions)	As of December 31, 2017
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$755.2	$472.7	$1,227.9	$2,762.9	$1,058.2	$3,821.1
Allowance for credit losses	—	—	—	(366.0)	(63.4)	(429.4)
Loans receivable, net	$755.2	$472.7	$1,227.9	$2,396.9	$994.8	$3,391.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Year Ended December 31, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$366.0	$63.4	$429.4
Provision for credit losses	48.0	8.9	56.9
Transfers (1)	(13.7)	13.7	—
Write-offs	(25.2)	(3.4)	(28.6)
Recoveries (2)	3.0	1.2	4.2
Balance, end of period	$378.1	$83.8	$461.9

(In millions)	For the Year Ended December 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$309.3	$11.1	$320.4
Provision for credit losses	103.4	25.9	129.3
Transfers (1)	(31.8)	31.8	—
Write-offs	(16.4)	(5.7)	(22.1)
Recoveries (2)	1.5	0.3	1.8
Balance, end of period	$366.0	$63.4	$429.4

(In millions)	For the Year Ended December 31, 2016
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$235.1	$8.5	$243.6
Provision for credit losses	87.3	2.9	90.2
Write-offs	(14.4)	(0.4)	(14.8)
Recoveries (2)	1.3	0.1	1.4
Balance, end of period	$309.3	$11.1	$320.4

(1)
Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback.  We transfer the Dealer’s outstanding Dealer Loan balance to Purchased Loans in the period this forfeiture occurs. Beginning in the fourth quarter of 2017, we also transfer the related allowance for credit losses balance to Purchased Loans in the period this forfeiture occurs.

(2)	Represents collections received on previously written off Loans.

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of December 31,
	2018	2017
Land and land improvements	$2.7	$2.5
Building and improvements	33.2	15.6
Data processing equipment and software	37.3	31.3
Office furniture and equipment	3.8	3.8
Leasehold improvements	2.2	2.2
Total property and equipment	79.2	55.4
Less: Accumulated depreciation on property and equipment	(39.0)	(34.9)
Total property and equipment, net	$40.2	$20.5

Depreciation expense on property and equipment was $5.4 million, $6.0 million and $6.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Years Ended December 31,
	2018	2017	2016
Net assumed written premiums	$55.8	$42.4	$40.6
Net premiums earned	46.6	41.1	43.0
Provision for claims	26.0	22.7	26.0
Amortization of capitalized acquisition costs	1.2	1.0	1.1

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of December 31,
	Balance Sheet location	2018	2017
Trust assets	Restricted cash and cash equivalents	$0.3	$0.8
Trust assets	Restricted securities available for sale	58.6	46.1
Unearned premium	Accounts payable and accrued liabilities	43.3	34.1
Claims reserve (1)	Accounts payable and accrued liabilities	1.6	1.0

(1)	The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

The following tables present information about incurred and paid claims development for the five-year period ended December 31, 2018:

(Dollars in millions)
	Cumulative Incurred Claims					As of December 31, 2018
Incident Year	As of December 31,					Claims Reserve	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018
2014	$39.8	$39.9	$39.9	$39.9	$39.9	$—	40,908
2015		33.1	33.4	33.4	33.4	—	32,909
2016			25.7	26.0	26.0	—	25,215
2017				22.3	22.5	—	20,457
2018					25.8	1.6	21,503
Total					$147.6	$1.6	140,992

(In millions)	Cumulative Paid Claims
	As of December 31,
Incident Year	2014	2015	2016	2017	2018
2014	$38.3	$39.9	$39.9	$39.9	$39.9
2015		31.9	33.4	33.4	33.4
2016			24.7	26.0	26.0
2017				21.3	22.5
2018					24.2
Total					$146.0

Average Annual Percentage Payout of Incurred Claims by Age
Claim Age (Years)	1	2	3	4	5
Payout Percentage	95.1%	4.9%	—%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.    OTHER INCOME

Other income consists of the following:

	For the Years Ended December 31,
(In millions)	2018	2017	2016
Ancillary product profit sharing	$30.6	$23.9	$15.5
Remarketing fees	11.2	10.9	9.2
GPS-SID fees	6.4	11.1	13.5
Interest	5.0	2.2	1.7
Dealer enrollment fees	4.3	3.9	5.0
Dealer support products and services	4.1	4.8	4.7
Other	0.8	0.6	2.3
Total	$62.4	$57.4	$51.9

Ancillary product profit sharing consists of payments received from Third Party Providers (“TPPs”) based upon the performance of vehicle service contracts and Guaranteed Asset Protection (“GAP”) contracts and is recognized as income over the life of the vehicle service contracts and GAP contracts.

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

Interest consists of income earned on cash and cash equivalents, restricted cash and cash equivalents, and restricted securities available for sale. Interest income is generally recognized over time as it is earned.  Interest income on restricted securities available for sale is recognized over the life of the underlying financial instruments using the interest method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Year Ended December 31, 2018
	Ancillary product profit sharing	Remarketing fees	GPS-SID fees	Interest	Dealer enrollment fees	Dealer support products and services	Other	Total Other Income
Source of income
Third Party Providers	$30.6	$—	$6.4	$5.0	$—	$—	$0.8	$42.8
Dealers	—	11.2	—	—	4.3	4.1	—	19.6
Total	$30.6	$11.2	$6.4	$5.0	$4.3	4.1	$0.8	$62.4

Timing of revenue recognition
Over time	$30.6	$—	$—	$5.0	$4.3	$—	$—	$39.9
At a point in time	—	11.2	6.4	—	—	4.1	0.8	22.5
Total	$30.6	$11.2	$6.4	$5.0	$4.3	$4.1	$0.8	$62.4

9.    DEBT

Debt consists of the following:

(In millions)	As of December 31, 2018
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$171.9	$—	$—	$171.9
Secured financing (2)	3,108.7	(16.0)	—	3,092.7
Senior notes	550.0	(4.5)	(1.1)	544.4
Mortgage note	11.9	—	—	11.9
Total debt	$3,842.5	$(20.5)	$(1.1)	$3,820.9

(In millions)	As of December 31, 2017
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$13.9	$—	$—	$13.9
Secured financing (2)	2,529.1	(15.0)	—	2,514.1
Senior notes	550.0	(5.9)	(1.3)	542.8
Total debt	$3,093.0	$(20.9)	$(1.3)	$3,070.8

(1)	Excludes deferred debt issuance costs of $2.9 million and $2.8 million as of December 31, 2018 and December 31, 2017, respectively, which are included in other assets.

(2)	Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

General information for each of our financing transactions in place as of December 31, 2018 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount		Interest Rate as of December 31, 2018
Revolving Secured Line of Credit	n/a	06/22/21		$350.0	(1)	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding Corp. II	12/20/20	(3)	$400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	04/30/20	(3)	$250.0		LIBOR plus 225 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	08/17/21	(5)	$100.0		LIBOR plus 190 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/20	(3)	$75.0		LIBOR plus 200 basis points
Warehouse Facility VII (2)	CAC Warehouse Funding LLC VII	12/17/20	(6)	$150.0		Commercial paper rate plus 200 (4)
Term ABS 2016-1 (2)	Credit Acceptance Funding LLC 2016-1	02/15/18	(3)	$385.0		LIBOR plus 195 basis points (4)
Term ABS 2016-2 (2)	Credit Acceptance Funding LLC 2016-2	05/15/18	(3)	$350.2		Fixed rate
Term ABS 2016-3 (2)	Credit Acceptance Funding LLC 2016-3	10/15/18	(3)	$350.0		Fixed rate
Term ABS 2017-1 (2)	Credit Acceptance Funding LLC 2017-1	02/15/19	(3)	$350.0		Fixed rate
Term ABS 2017-2 (2)	Credit Acceptance Funding LLC 2017-2	06/17/19	(3)	$450.0		Fixed rate
Term ABS 2017-3 (2)	Credit Acceptance Funding LLC 2017-3	10/15/19	(3)	$350.0		Fixed rate
Term ABS 2018-1 (2)	Credit Acceptance Funding LLC 2018-1	02/17/20	(3)	$500.0		Fixed rate
Term ABS 2018-2 (2)	Credit Acceptance Funding LLC 2018-2	05/15/20	(3)	$450.0		Fixed rate
Term ABS 2018-3 (2)	Credit Acceptance Funding LLC 2018-3	08/17/20	(3)	$398.3		Fixed rate
2021 Senior Notes	n/a	02/15/21		$300.0		Fixed rate
2023 Senior Notes	n/a	03/15/23		$250.0		Fixed rate
Mortgage Note	Chapter 4 Properties, LLC	08/06/23		$12.0		LIBOR plus 150 basis points

(1)	The amount of the facility will decrease to $315.0 million on June 22, 2019.

(2)	Financing made available only to a specified subsidiary of the Company.

(3)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.

(4)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on August 17, 2023 will be due on that date.

(6)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on December 17, 2022 will be due on that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Years Ended December 31,
	2018	2017
Revolving Secured Line of Credit
Maximum outstanding principal balance	$265.4	$276.7
Average outstanding principal balance	40.6	80.3
Warehouse Facility II
Maximum outstanding principal balance	$201.0	$275.0
Average outstanding principal balance	3.3	4.0
Warehouse Facility IV
Maximum outstanding principal balance	$99.0	$12.0
Average outstanding principal balance	0.5	5.9
Warehouse Facility V
Maximum outstanding principal balance	$99.0	$100.0
Average outstanding principal balance	1.1	7.8
Warehouse Facility VI
Maximum outstanding principal balance	$75.0	$75.0
Average outstanding principal balance	0.4	7.8
Warehouse Facility VII
Maximum outstanding principal balance	$150.0	$—
Average outstanding principal balance	7.8	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2018	2017
Revolving Secured Line of Credit
Principal balance outstanding	$171.9	$13.9
Amount available for borrowing (1)	178.1	336.1
Interest rate	4.38%	3.44%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	250.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	0.1	—
Interest rate	—%	—%
Warehouse Facility VII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	150.0	150.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Term ABS 2015-1
Principal balance outstanding	$—	$78.0
Loans pledged as collateral	—	238.4
Restricted cash and cash equivalents pledged as collateral	—	23.3
Interest rate	—%	2.88%
Term ABS 2015-2
Principal balance outstanding	$—	$215.9
Loans pledged as collateral	—	313.3
Restricted cash and cash equivalents pledged as collateral	—	26.4
Interest rate	—%	2.72%
Term ABS 2016-1
Principal balance outstanding	$125.3	$385.0
Loans pledged as collateral	320.8	467.2
Restricted cash and cash equivalents pledged as collateral	29.6	36.6
Interest rate	4.41%	3.18%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Term ABS 2016-2
Principal balance outstanding	$184.5	$350.2
Loans pledged as collateral	335.0	428.0
Restricted cash and cash equivalents pledged as collateral	28.3	33.2
Interest rate	3.20%	2.83%
Term ABS 2016-3
Principal balance outstanding	$300.6	$350.0
Loans pledged as collateral	392.7	425.7
Restricted cash and cash equivalents pledged as collateral	30.7	31.1
Interest rate	2.59%	2.53%
Term ABS 2017-1
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	429.8	425.9
Restricted cash and cash equivalents pledged as collateral	30.9	30.8
Interest rate	2.78%	2.78%
Term ABS 2017-2
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	548.4	545.8
Restricted cash and cash equivalents pledged as collateral	39.4	39.8
Interest rate	2.72%	2.72%
Term ABS 2017-3
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	426.1	482.6
Restricted cash and cash equivalents pledged as collateral	28.6	29.6
Interest rate	2.88%	2.88%
Term ABS 2018-1
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	614.5	—
Restricted cash and cash equivalents pledged as collateral	41.8	—
Interest rate	3.24%	—%
Term ABS 2018-2
Principal balance outstanding	$450.0	$—
Loans pledged as collateral	552.2	—
Restricted cash and cash equivalents pledged as collateral	36.3	—
Interest rate	3.68%	—%
Term ABS 2018-3
Principal balance outstanding	$398.3	$—
Loans pledged as collateral	578.8	—
Restricted cash and cash equivalents pledged as collateral	33.6	—
Interest rate	3.72%	—%
2021 Senior Notes
Principal balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Principal balance outstanding	$250.0	$250.0
Interest rate	7.375%	7.375%
Mortgage Note
Principal balance outstanding	$11.9	$—
Interest rate	3.85%	—%

(1)	Availability may be limited by the amount of assets pledged as collateral.

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

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term ABS 2016-1, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2016-1 transaction pledged the Loans to lenders. The Term ABS 2016-2, 2016-3, 2017-1, 2017-2, 2017-3, 2018-1, 2018-2 and 2018-3 transactions each consist of three classes of notes.

Each financing at the time of issuance has a specified revolving period during which we may be required, and are likely, to contribute additional Loans to each Funding LLC. Each Funding LLC (other than that of Term ABS 2016-1) will then contribute the Loans to its respective trust. At the end of the applicable revolving period, the debt outstanding under each financing will begin to amortize.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2018 are as follows:

(In millions)
Year	Revolving Secured Line of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes	Mortgage Note	Total
2019	$—	$—	$1,048.0	$—	$0.6	$1,048.6
2020	—	—	1,338.6	—	0.6	1,339.2
2021	171.9	—	722.1	300.0	0.6	1,194.6
2022	—	—	—	—	0.7	0.7
2023	—	—	—	250.0	9.4	259.4
Thereafter	—	—	—	—	—	—
Total	$171.9	$—	$3,108.7	$550.0	$11.9	$3,842.5

(1)	The principal maturities of the Term ABS transactions are estimated based on forecasted collections.

Debt Covenants

As of December 31, 2018, we were in compliance with our covenants under the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of December 31, 2018, we were in compliance with all such covenants.  As of the end of the year, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10.    DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings.  The following tables provide the terms of our interest rate cap agreements that were in effect as of December 31, 2018 and 2017:

(Dollars in millions)
As of December 31, 2018
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

250.0	Warehouse Facility IV	Cap Floating Rate	04/2016	04/2019	25.0	5.50%
		Cap Floating Rate	05/2017	04/2021	75.0	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
					250.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%
125.3	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	64.2	5.00%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	150.0	5.50%

(Dollars in millions)
As of December 31, 2017
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

100.0	Warehouse Facility IV	Cap Floating Rate	04/2016	04/2019	75.0	5.50%
		Cap Floating Rate	05/2017	04/2021	25.0	6.50%
					100.0

100.0	Warehouse Facility V	Cap Floating Rate	06/2015	07/2018	75.0	5.50%
385.0	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	385.0	5.00%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	150.0	5.50%

(1)	Rate excludes the spread over the LIBOR rate.

The interest rate caps have not been designated as hedging instruments.  As of December 31, 2018 and 2017, the interest rate caps had a fair value of $0.0 million as the capped rates were significantly above market rates.

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 is as follows:

(In millions)		Amount of (Loss)/ Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		For the Years Ended December 31,
	Location	2018	2017	2016
Interest rate caps	Interest expense	$(0.1)	$(0.1)	$(0.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.           RELATED PARTY TRANSACTIONS

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

There were no affiliated Dealer Loan balances as of December 31, 2018 and 2017.

There was no related party Loan activity during 2018 and 2017. The following table summarizes our related party Loan activity for 2016:

(Dollars in millions)	For the Year Ended December 31, 2016
	Affiliated Dealer activity	% of consolidated
Dealer Loan revenue	$1.5	0.2%
New Consumer Loan assignments (1)	8.9	0.3%
Accelerated Dealer Holdback payments	0.2	0.4%
Dealer Holdback payments	1.0	0.7%

(1)	Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12.    INCOME TAXES

Income Tax Provision

The income tax provision consists of the following:

(In millions)	For the Years Ended December 31,
	2018	2017	2016
Income before provision for income taxes:	$755.1	$583.8	$531.2
Current provision for income taxes:
Federal	110.9	184.6	157.2
State	19.5	13.5	15.8
	130.4	198.1	173.0
Deferred provision for income taxes:
Federal	35.0	(88.4)	22.4
State	14.3	2.7	1.8
	49.3	(85.7)	24.2
Interest and penalties expense:
Interest	1.4	1.2	1.2
Penalties	—	—	—
	1.4	1.2	1.2
Provision for income taxes	$181.1	$113.6	$198.4

Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In millions)	As of December 31,
	2018	2017
Deferred tax assets:
Allowance for credit losses	$110.1	$100.4
Stock-based compensation	16.5	14.3
Deferred state net operating loss	4.3	8.1
Other, net	7.0	4.0
Deferred tax assets before valuation allowance	137.9	126.8
Less: valuation allowance	—	(5.5)
Total deferred tax assets	137.9	121.3
Deferred tax liabilities:
Valuation of Loans receivable	363.9	300.4
Deferred Loan origination costs	1.5	1.5
Other, net	9.2	6.8
Total deferred tax liabilities	374.6	308.7
Net deferred tax liability	$236.7	$187.4

The deferred state net operating loss tax asset arising from the operating loss carryforward for state income tax purposes is expected to expire at various times beginning in 2026, if not utilized.  During 2018, we wrote off $3.4 million of this deferred tax asset as we determined that we would not be able to utilize a state net operating loss carryforward prior to its expiration. We do not anticipate expiration of the remaining net operating loss carryforwards prior to their utilization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Valuation allowance

As a result of the enactment of the 2017 Tax Act, we established a provisional valuation allowance in the fourth quarter of 2017 related to the executive compensation provisions of the law that limit a public entity's ability to deduct compensation for covered employees in excess of $1.0 million for years after December 31, 2017, regardless of the nature of those payments. In prior years, qualifying performance-based compensation was excluded from the $1.0 million limitation. Qualifying performance-based compensation paid in 2018 or later under written binding contracts that were in effect on November 2, 2017 will remain excluded from the $1.0 million limitation unless such contracts are subsequently materially modified. Due to the lack of guidance for the new executive compensation provisions, we made a reasonable estimate related to stock-based compensation in accordance with ASU 2018-05 and recorded a provisional valuation allowance at December 31, 2017, which resulted in a $5.5 million provision for income taxes for the year ended December 31, 2017. In the fourth quarter of 2018, as a result of additional analysis and regulatory guidance related to the 2017 Tax Act, we reversed the provisional valuation allowance related to stock-based compensation, which resulted in a $5.5 million reversal of provision for income taxes for the year ended December 31, 2018. As of December 31, 2018 and December 31, 2017, the valuation allowance was $0.0 million and $5.5 million, respectively.

Valuation of Loans receivable

The 2017 Tax Act revised the rules associated with the timing of the recognition of income for federal income tax purposes. The 2017 Tax Act requires an accrual method taxpayer to recognize income no later than the taxable year in which such income is recognized as revenue in the financial statements, if the taxpayer is subject to the all events test—a requirement that all the events have occurred that fix the right to receive income, and that the amount can be determined with reasonable accuracy. The Senate Finance Committee intended that the new financial statement conformity requirement not be construed as preventing the use of special methods of accounting provided elsewhere in the Internal Revenue Code. As we were not able to determine a reasonable estimate based on current guidance, we continued to apply ASC Topic 740, Income Taxes, in accordance with ASU 2018-05, for the year ended December 31, 2017, based on the provisions of the tax laws that were in effect immediately prior to the 2017 Tax Act being enacted. In the fourth quarter of 2018, as a result of additional analysis and regulatory guidance related to the 2017 Tax Act, we determined that the enactment of the 2017 Tax Act did not impact the tax treatment of our Loans receivable.

Effective Income Tax Rate

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Years Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
Effect of the 2017 Tax Act	-0.7%	-17.1%	—%
State income taxes	3.5%	1.7%	2.0%
Excess tax benefits from stock-based compensation plans	-0.1%	-0.4%	—%
Other	0.3%	0.3%	0.3%
Effective income tax rate	24.0%	19.5%	37.3%

U.S. federal statutory income tax rate

The enactment of the 2017 Tax Act in December 2017 lowered our federal statutory income tax rate from 35.0% in 2017 and 2016 to 21.0% in 2018.

Effect of the 2017 Tax Act

While the lower federal statutory income tax rate was not effective until 2018, the 2017 Tax Act resulted in a one-time reversal of $99.8 million of provision for income taxes in 2017 as we were required to revalue deferred taxes and uncertain tax positions at the lower federal statutory income tax rate. In 2018, we reversed the provisional valuation allowance related to stock-based compensation that we had established in 2017 upon enactment of the 2017 Tax Act, which resulted in a $5.5 million reversal of provision for income taxes in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

State income taxes

The increase in our state income tax rate from 2017 to 2018 was primarily the result of the write-off of a deferred state net operating loss tax asset, an increase in the percentage of income reserved for uncertain tax positions and higher effective income tax rates in certain state tax jurisdictions.

Excess tax benefits from stock-based compensation plans

The adoption of ASU 2016-09 on January 1, 2017 changed where we recognize excess tax benefits and deficiencies from stock-based compensation plans in our consolidated financial statements on a prospective basis. We receive a tax deduction upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount that this tax deduction differs from the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit or deficiency. For 2018 and 2017, excess tax benefits were recognized in provision for income taxes, thus reducing our effective income tax rate. For 2016, excess tax benefits were recognized in paid-in capital in our consolidated balance sheets, which had no impact on our effective income tax rate.

Unrecognized Tax Benefits

The following table is a summary of changes in gross unrecognized tax benefits:

(In millions)	For the Years Ended December 31,
	2018	2017	2016
Unrecognized tax benefits at January 1,	$31.9	$27.7	$21.8
Additions for tax positions of the current year	10.2	6.7	8.2
Additions for tax positions of prior years	—	0.3	—
Reductions for tax positions of prior years	—	(0.4)	—
Reductions as a result of a lapse of the statute of limitations	(3.4)	(2.4)	(2.3)
Unrecognized tax benefits at December 31,	$38.7	$31.9	$27.7

The total amount of gross unrecognized tax benefit that, if recognized, would favorably affect our effective income tax rate in future periods, was $38.7 million as of December 31, 2018.  Accrued interest related to uncertain tax positions was $7.5 million and $6.1 million as of December 31, 2018 and 2017, respectively.

We are subject to income tax in federal and state jurisdictions. We are generally no longer subject to tax examinations on federal returns filed for years prior to 2015 and state returns filed for years prior to 2011.

13.    NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Years Ended December 31,
	2018	2017	2016
Weighted average shares outstanding:
Common shares	19,144,785	19,245,188	20,065,423
Vested restricted stock units	301,282	252,531	266,346
Basic number of weighted average shares outstanding	19,446,067	19,497,719	20,331,769
Dilutive effect of restricted stock and restricted stock units	86,245	61,217	78,347
Dilutive number of weighted average shares outstanding	19,532,312	19,558,936	20,410,116

For the years ended December 31, 2018 and 2016, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive. For the year ended December 31, 2017, there were 250 shares of restricted stock that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14.    STOCK REPURCHASES

The following table summarizes our stock repurchases for the years ended December 31, 2018, 2017, and 2016:

(Dollars in millions)	For the Years Ended December 31,
	2018		2017		2016
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	336,743	$127.1	588,580	$119.1	495,662	$88.5
Other (2)	6,185	2.0	21,680	4.4	170,668	33.2
Total	342,928	$129.1	610,260	$123.5	666,330	$121.7

(1)
Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On February 13, 2017, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of December 31, 2018, we had authorization to repurchase 439,465 shares of our common stock.

(2)	Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units.

15.           STOCK-BASED COMPENSATION PLANS

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), we can grant stock-based awards in the form of restricted stock, restricted stock units and stock options to team members, officers, directors, and contractors at any time prior to March 26, 2022.  On March 26, 2012, our board of directors approved an amendment to our Incentive Plan, increasing the number of shares authorized for issuance by 500,000 shares, to 2.0 million shares.  The shares available for future grants under the Incentive Plan totaled 126,348 as of December 31, 2018.

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

•	Over a period of three years, based on continuous employment.

A summary of the non-vested restricted stock activity under the Incentive Plan for the year ended December 31, 2018 is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2017	159,300	$114.70
Granted	4,718	317.87
Vested	(12,651)	151.61
Forfeited	(720)	230.20
Non-vested as of December 31, 2018	150,647	$117.41

The grant-date weighted average fair value of shares granted in 2018, 2017 and 2016 was $317.87, $200.79, and $196.96, respectively.  The total fair value of shares vested was $4.8 million in 2018, $5.6 million in 2017 and $4.4 million in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Restricted Stock Units

We grant performance-based restricted stock units to team members and directors in accordance with our Incentive Plan. The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant. Each restricted stock unit represents and has a value equal to one share of common stock. Based on the terms of individual restricted stock grant agreements, restricted stock unit vest under one of the following methods:

•	Over a period of ten years, based on continuous employment and the cumulative improvement in our annual adjusted economic profit.

•	Over a period of five years, based upon the compounded annual growth rate in our adjusted economic profit.

•	Over a period of one to four years, based on continuous employment and the compounded annual growth rate in our adjusted EPS, a non-GAAP financial measure.

A summary of the restricted stock unit activity under the Incentive Plan for the year ended December 31, 2018, is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (2) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2017	522,827	$126.59
Granted	4,235	363.11
Converted	(1,439)	159.08
Forfeited	(8,850)	206.45
Outstanding as of December 31, 2018 (1)	516,773	$127.07	$197.3	4.3
Vested as of December 31, 2018	308,509	$114.92	$117.8	3.4

(1)	No RSUs outstanding at December 31, 2018 were convertible to shares of common stock.

(2)	The intrinsic value of RSUs is measured by applying the closing stock price as of December 31, 2018 to the applicable number of units.

The grant-date weighted average fair value of RSUs granted in 2018, 2017 and 2016 was $363.11, $206.45, and $181.04, respectively. The total intrinsic value of RSUs converted to common stock during 2018, 2017 and 2016 was $0.5 million, $6.9 million, and $78.7 million, respectively.

Stock-based compensation expense
Stock-based compensation expense consists of the following:

(In millions)	For the Years Ended December 31,
	2018	2017	2016
Restricted stock	$2.7	$2.9	$2.8
Restricted stock units	7.6	12.5	4.6
Total	$10.3	$15.4	$7.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

While the stock-based awards are often expected to vest in equal, annual installments over the corresponding requisite service periods of the grants, the related stock-based compensation expense is not recognized on a straight-line basis over the same periods.  Each installment is accounted for as a separate award and as a result, the fair value of each installment is recognized as stock-based compensation expense on a straight-line basis over the related expected vesting period.  Assuming performance targets are achieved in the periods currently estimated, we expect to recognize the remaining expense for stock-based awards outstanding as of December 31, 2018 over a weighted average period of 1.8 years, as follows:

(In millions)
For the Years Ended December 31,	Restricted Stock Units	Restricted Stock	Total Projected Expense
2019	$4.6	$1.8	$6.4
2020	2.3	1.3	3.6
2021	0.5	0.9	1.4
2022	0.1	0.8	0.9
2023	—	0.7	0.7
Thereafter	—	1.0	1.0
Total	$7.5	$6.5	$14.0

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

Geographic Information

For the three years ended December 31, 2018, 2017 and 2016, all of our revenues were derived from the United States.  As of December 31, 2018 and 2017, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of financing programs that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer or purchase ancillary products on vehicles financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during 2018, 2017, or 2016.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2018 or 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

17.    COMMITMENTS AND CONTINGENCIES

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

On August 14, 2017, we received a subpoena from the Attorney General of the State of Mississippi, relating to the origination and collection of non-prime auto loans in the state of Mississippi. In connection with this inquiry, we were informed by representatives of the Attorney General's office that it believes that the Company may have engaged in unfair and deceptive acts or practices relating to the origination and collection of auto loans in violation of the Mississippi Consumer Protection Act. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

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

On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On November 20, 2017 we received a second civil investigation demand from the Office of the Attorney General seeking updated information on its original civil investigation demand, additional information related to the Company's origination and collection of Consumer Loans, and information regarding securitization activities. In connection with this inquiry, we were informed by representatives of the Office of the Attorney General that it believes that the Company may have engaged in unfair and deceptive acts or practices related to the origination and collection of auto loans, which may have caused some of the Company’s representations and warranties contained in securitization documents to be inaccurate.  The investigation relating to the origination, collection and securitization of non-prime auto loans and securities transactions by the Office of the Attorney General remains ongoing. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity and results of operations.

Lease Commitments

We lease office space and office equipment.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense on all operating leases was $2.2 million for 2018, and $1.5 million for 2017 and 2016.  Contingent rentals under the operating leases were insignificant. Our total minimum future lease commitments under operating leases as of December 31, 2018 are as follows:

(In millions)
Year	Minimum Future Lease Commitments
2019	$1.8
2020	1.5
2021	1.1
2022	0.5
2023	—
Total	$4.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)

18.    QUARTERLY FINANCIAL DATA (unaudited)

The following quarterly financial data for the years ended December 31, 2018 and 2017 has been prepared in accordance with GAAP:

(In millions, except per share data)	2018
	Quarters Ended
Income Statement Data	March 31	June 30	September 30	December 31
Revenue	$295.6	$315.4	$332.0	$342.8
Income before provision for income taxes	157.7	198.0	198.4	201.0
Net income	120.1	151.0	151.0	151.9
Net income per share (1):
Basic	$6.18	$7.76	$7.76	$7.82
Diluted	$6.17	$7.75	$7.75	$7.79

(In millions, except per share data)	2017
	Quarters Ended
Income Statement Data	March 31	June 30	September 30	December 31
Revenue	$262.8	$276.0	$283.9	$287.3
Income before provision for income taxes	144.2	157.1	160.1	122.4
Net income	93.3	99.1	100.7	177.1
Net income per share (1):
Basic	$4.73	$5.09	$5.19	$9.13
Diluted	$4.72	$5.09	$5.19	$9.10

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, we used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we believe that as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2018 and their report dated February 8, 2019 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Credit Acceptance Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 8, 2019 expressed an unqualified opinion on those financial statements.

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
February 8, 2019

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information is contained under the captions “Election of Directors” (excluding the “Report of the Audit Committee”) and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information is contained under the caption “Compensation of Executive Officers and Directors” (excluding the “Report of the Executive Compensation Committee”) in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information is contained under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

Our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 17, 2012, provides for the granting of restricted stock, restricted stock units and stock options to team members, officers, and directors. As of December 31, 2018, there were no options issued or outstanding under the Incentive Plan.

The following table sets forth (1) the number of shares of common stock to be issued upon the exercise of outstanding options or restricted stock units, (2) the weighted average exercise price of outstanding options, if applicable, and (3) the number of shares remaining available for future issuance, as of December 31, 2018:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (a)
Equity compensation plan approved by shareholders:
Incentive Plan	516,773	—	126,348

(a)
For additional information regarding our equity compensation plans, see Note 15 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2018 and 2017
— Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
— Consolidated Statements of Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016
— Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
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

4.21
Third Amendment to Loan and Security Agreement, dated as of May 13, 2015, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.71 to the Company's Current Report on Form 8-K filed May 15, 2015).

4.22
First Amendment to Backup Servicing Agreement, dated as of May 13, 2015, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.72 to the Company's Current Report on Form 8-K filed May 15, 2015).

4.23
First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 11, 2015, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank (incorporated by reference to Exhibit 4.74 to the Company’s Current Report on Form 8-K filed June 16, 2015).

4.24
First Amendment to Loan and Security Agreement, dated as of June 11, 2015, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.75 to the Company’s Current Report on Form 8-K filed June 16, 2015).

4.25
Loan and Security Agreement dated as of September 30, 2015, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed October 5, 2015).

4.26
Contribution Agreement, dated as of September 30, 2015, between the Company and CAC Warehouse Funding LLC VI (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed October 5, 2015).

4.27
Loan and Security Agreement dated as of February 26, 2016, among the Company, Credit Acceptance Funding LLC 2016-1, Wells Fargo Bank, National Association and Bank of Montreal (incorporated by reference to Exhibit 4.66 to the Company’s Current Report on Form 8-K filed March 3, 2016).

4.28
Backup Servicing Agreement, dated as of February 26, 2016, among the Company, Credit Acceptance Funding LLC 2016-1, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.67 to the Company’s Current Report on Form 8-K filed March 3, 2016).

4.29
Sale and Contribution Agreement, dated as of February 26, 2016, between the Company and Credit Acceptance Funding LLC 2016-1 (incorporated by reference to Exhibit 4.68 to the Company’s Current Report on Form 8-K filed March 3, 2016).

4.30
Indenture dated as of May 12, 2016, between Credit Acceptance Auto Loan Trust 2016-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.70 to the Company’s Current Report on Form 8-K filed May 16, 2016).

4.31
Sale and Servicing Agreement, dated as of May 12, 2016, among the Company, Credit Acceptance Auto Loan Trust 2016-2, Credit Acceptance Funding LLC 2016-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.71 to the Company’s Current Report on Form 8-K filed May 16, 2016).

4.32
Backup Servicing Agreement, dated as of May 12, 2016, among the Company, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Auto Loan Trust 2016-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.72 to the Company’s Current Report on Form 8-K filed May 16, 2016).

4.33
Amended and Restated Trust Agreement dated as of May 12, 2016 between Credit Acceptance Funding LLC 2016-2, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.73 to the Company’s Current Report on Form 8-K filed May 16, 2016).

4.34
Sale and Contribution Agreement, dated as of May 12, 2016, between the Company and Credit Acceptance Funding LLC 2016-2 (incorporated by reference to Exhibit 4.74 to the Company’s Current Report on Form 8-K filed May 16, 2016).

4.35
Second Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 15, 2016, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.76 to the Company’s Current Report on Form 8-K filed June 20, 2016).

4.36
Sixth Amended and Restated Loan and Security Agreement dated as of June 23, 2016, among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.77 to the Company’s Current Report on Form 8-K filed June 28, 2016).

4.37
Fourth Amended and Restated Sale and Contribution Agreement, dated as of June 23, 2016, between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to Exhibit 4.78 to the Company’s Current Report on Form 8-K filed June 28, 2016).

4.38
Second Amendment to Loan and Security Agreement, dated as of August 18, 2016, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.79 to the Company’s Current Report on Form 8-K filed August 23, 2016).

4.39
First Amendment to Contribution Agreement, dated as of August 18, 2016, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed August 23, 2016).

4.40
Indenture dated as of October 27, 2016, between Credit Acceptance Auto Loan Trust 2016-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.81 to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.41
Sale and Servicing Agreement, dated as of October 27, 2016, among the Company, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Funding LLC 2016-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.42
Backup Servicing Agreement, dated as of October 27, 2016, among the Company, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Auto Loan Trust 2016-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.43
Amended and Restated Trust Agreement, dated as of October 27, 2016, among Credit Acceptance Funding LLC 2016-3, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.84 to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.44
Sale and Contribution Agreement, dated as of October 27, 2016, between the Company and Credit Acceptance Funding LLC 2016-3 (incorporated by reference to Exhibit 4.85 to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.45
Indenture dated as of February 23, 2017, between Credit Acceptance Auto Loan Trust 2017-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.73 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.46
Sale and Servicing Agreement, dated as of February 23, 2017, among the Company, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Funding LLC 2017-1, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.74 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.47
Backup Servicing Agreement, dated as of February 23, 2017, among the Company, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Auto Loan Trust 2017-1, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.75 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.48
Amended and Restated Trust Agreement, dated as of February 23, 2017, among Credit Acceptance Funding LLC 2017-1, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.76 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.49
Sale and Contribution Agreement, dated as of February 23, 2017, between the Company and Credit Acceptance Funding LLC 2017-1(incorporated by reference to Exhibit 4.77 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.50
Fourth Amendment to Loan and Security Agreement, dated as of April 28, 2017, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.79 to the Company’s Current Report on Form 8-K filed May 4, 2017).

4.51
Third Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of June 28, 2017, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed June 30, 2017).

4.52
Indenture dated as of June 29, 2017, between Credit Acceptance Auto Loan Trust 2017-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.81 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.53
Sale and Servicing Agreement, dated as of June 29, 2017, among the Company, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Funding LLC 2017-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.54
Backup Servicing Agreement, dated as of June 29, 2017, among the Company, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Auto Loan Trust 2017-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.55
Amended and Restated Trust Agreement, dated as of June 29, 2017, among Credit Acceptance Funding LLC 2017-1, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.84 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.56
Sale and Contribution Agreement, dated as of June 29, 2017, between the Company and Credit Acceptance Funding LLC 2017-2 (incorporated by reference to Exhibit 4.85 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.57
First Amendment to Loan and Security Agreement, dated as of July 18, 2017, among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, fsb (incorporated by reference to Exhibit 4.87 to the Company’s Current Report on Form 8-K filed July 21, 2017).

4.58
New Bank Addendum, dated October 19, 2017 to the Sixth Amended and Restated Credit Acceptance Corporation Credit Agreement dated as of October 19, 2017, among the Company, each of the financial institutions parties thereto and Comerica Bank, as agent (incorporated by reference to Exhibit 4.94 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

4.59
Assignment Agreement, dated October 19, 2017, among the Company, the Banks signatory thereto and Comerica Bank, as agent, under the Sixth Amended and Restated Credit Acceptance Corporation Credit Agreement dated as of June 23, 2014 (incorporated by reference to Exhibit 4.95 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

4.60
Indenture dated as of October 26, 2017, between Credit Acceptance Auto Loan Trust 2017-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.88 to the Company’s Current Report on Form 8-K filed October 27, 2017).

4.61
Sale and Servicing Agreement, dated as of October 26, 2017, among the Company, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Funding LLC 2017-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.89 to the Company’s Current Report on Form 8-K filed October 27, 2017).

4.62
Backup Servicing Agreement, dated as of October 26, 2017, among the Company, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Auto Loan Trust 2017-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.90 to the Company’s Current Report on Form 8-K filed October 27, 2017).

4.63
Amended and Restated Trust Agreement, dated as of October 26, 2017, among Credit Acceptance Funding LLC 2017-3, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.91 to the Company’s Current Report on Form 8-K filed October 27, 2017).

4.64
Sale and Contribution Agreement, dated as of October 26, 2017, between the Company and Credit Acceptance Funding LLC 2017-3 (incorporated by reference to Exhibit 4.92 to the Company’s Current Report on Form 8-K filed October 27, 2017).

4.65
Loan and Security Agreement, dated as of December 1, 2017, among the Company, CAC Warehouse Funding LLC VII, Credit Suisse AG, New York Branch and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed December 7, 2017).

4.66
Contribution Agreement, dated as of December 1, 2017, between the Company and CAC Warehouse Funding LLC VII (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed December 7, 2017).

4.67
Backup Servicing Agreement, dated as of December 1, 2017, among the Company, CAC Warehouse Funding LLC VII, Credit Suisse AG, New York Branch and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.98 to the Company’s Current Report on Form 8-K filed December 7, 2017).

4.68
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

4.69
Amendment No. 1 to Sixth Amended and Restated Loan and Security Agreement, dated as of December 20, 2017, among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed December 21, 2017).

4.70
Indenture dated as of February 22, 2018, between Credit Acceptance Auto Loan Trust 2018-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed February 27, 2018).

4.71
Sale and Servicing Agreement, dated as of February 22, 2018, among the Company, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Funding LLC 2018-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.81 to the Company’s Current Report on Form 8-K filed February 27, 2018).

4.72
Backup Servicing Agreement, dated as of February 22, 2018, among the Company, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Auto Loan Trust 2018-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed February 27, 2018).

4.73
Amended and Restated Trust Agreement, dated as of February 22, 2018, among Credit Acceptance Funding LLC 2018-1, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed February 27, 2018).

4.74
Sale and Contribution Agreement, dated as of February 22, 2018, between the Company and Credit Acceptance Funding LLC 2018-1(incorporated by reference to Exhibit 4.84 to the Company’s Current Report on Form 8-K filed February 27, 2018).

4.75
Amended and Restated Intercreditor Agreement, dated February 22, 2018, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Funding LLC 2015-1, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Auto Loan Trust 2016-2, Credit Acceptance Auto Loan Trust 2015-2, Credit Acceptance Auto Loan Trust 2015-1, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.85 to the Company’s Current Report on Form 8-K filed February 27, 2018).

4.76
Amended and Restated Loan and Security Agreement dated as of May 10, 2018 among the Company, CAC Warehouse Funding LLC IV, the lenders from time to time party thereto, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.86 to the Company’s Current Report on Form 8-K filed May 15, 2018).

4.77
Second Amendment to Backup Servicing Agreement, dated as of May 10, 2018, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.87 to the Company’s Current Report on Form 8-K filed May 15, 2018).

4.78
Indenture dated as of May 24, 2018, between Credit Acceptance Auto Loan Trust 2018-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.88 to the Company’s Current Report on Form 8-K filed May 30, 2018).

4.79
Sale and Servicing Agreement, dated as of May 24, 2018, among the Company, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Funding LLC 2018-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.89 to the Company’s Current Report on Form 8-K filed May 30, 2018).

4.80
Backup Servicing Agreement, dated as of May 24, 2018, among the Company, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Auto Loan Trust 2018-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.90 to the Company’s Current Report on Form 8-K filed May 30, 2018).

4.81
Amended and Restated Trust Agreement, dated as of May 24, 2018, among Credit Acceptance Funding LLC 2018-2, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.91 to the Company’s Current Report on Form 8-K filed May 30, 2018).

4.82
Sale and Contribution Agreement, dated as of May 24, 2018, between the Company and Credit Acceptance Funding LLC 2018-2 (incorporated by reference to Exhibit 4.92 to the Company’s Current Report on Form 8-K filed May 30, 2018).

4.83
Amended and Restated Intercreditor Agreement, dated May 24, 2018, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Auto Loan Trust 2016-2, Credit Acceptance Auto Loan Trust 2015-2, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent, and Comerica Bank, as agent (incorporated by reference to Exhibit 4.93 to the Company’s Current Report on Form 8-K filed May 30, 2018).

4.84
Fourth Amendment to Sixth Amended and Restated Credit Agreement dated as of June 27, 2018 among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to Exhibit 4.94 to the Company’s Current Report on Form 8-K filed June 28, 2018).

4.85
Third Amendment to Loan and Security Agreement, dated as of August 15, 2018, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.95 to the Company’s Current Report on Form 8-K filed August 17, 2018).

4.86
Indenture dated as of August 23, 2018, between Credit Acceptance Auto Loan Trust 2018-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.87
Sale and Servicing Agreement, dated as of August 23, 2018, among the Company, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Funding LLC 2018-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.88
Backup Servicing Agreement, dated as of August 23, 2018, among the Company, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Auto Loan Trust 2018-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.98 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.89
Amended and Restated Trust Agreement, dated as of August 23, 2018, among Credit Acceptance Funding LLC 2018-3, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.99 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.90
Sale and Contribution Agreement, dated as of August 23, 2018, between the Company and Credit Acceptance Funding LLC 2018-3 (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.91
Amended and Restated Intercreditor Agreement, dated August 23, 2018, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Funding LLC 2015-2, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Auto Loan Trust 2016-2, Credit Acceptance Auto Loan Trust 2015-2, Wells Fargo Bank, National Association, as agent and as indenture trustee, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.101 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.92
First Amendment to Loan and Security Agreement, dated as of December 17, 2018, among the Company, CAC Warehouse Funding LLC VII, the lenders and managing agents from time to time party thereto, Credit Suisse AG, New York Branch and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.102 to the Company’s Current Report on Form 8-K filed December 19, 2018).

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

CREDIT ACCEPTANCE CORPORATION

By:	/s/ BRETT A. ROBERTS
Brett A. Roberts
Chief Executive Officer
(Principal Executive Officer)
Date:	February 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 8, 2019 on behalf of the registrant and in the capacities indicated.

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