Form 10-Q
period 2019-03-31
CREDIT ACCEPTANCE CORP
filed 2019-04-29
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

The number of shares of Common Stock, $0.01 par value, outstanding on April 22, 2019 was 18,797,045.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	March 31, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$41.3	$25.7
Restricted cash and cash equivalents	417.9	303.6
Restricted securities available for sale	62.0	58.6

Loans receivable	6,617.9	6,225.2
Allowance for credit losses	(474.2)	(461.9)
Loans receivable, net	6,143.7	5,763.3

Property and equipment, net	43.4	40.2
Income taxes receivable	7.5	7.9
Other assets	34.1	38.1
Total Assets	$6,749.9	$6,237.4

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$192.0	$186.4
Revolving secured line of credit	—	171.9
Secured financing	3,280.5	3,092.7
Senior notes	939.1	544.4
Mortgage note	11.7	11.9
Deferred income taxes, net	256.3	236.7
Income taxes payable	21.4	2.5
Total Liabilities	4,701.0	4,246.5

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 18,797,071 and 18,972,558 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	0.2	0.2
Paid-in capital	152.2	154.9
Retained earnings	1,896.2	1,836.1
Accumulated other comprehensive gain (loss)	0.3	(0.3)
Total Shareholders' Equity	2,048.9	1,990.9
Total Liabilities and Shareholders' Equity	$6,749.9	$6,237.4

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2019	2018
Revenue:
Finance charges	$321.9	$270.3
Premiums earned	12.2	10.3
Other income	19.7	15.0
Total revenue	353.8	295.6
Costs and expenses:
Salaries and wages	48.7	42.5
General and administrative	13.9	14.5
Sales and marketing	18.8	17.8
Provision for credit losses	14.5	23.4
Interest	45.0	34.5
Provision for claims	6.6	5.2
Total costs and expenses	147.5	137.9
Income before provision for income taxes	206.3	157.7
Provision for income taxes	41.9	37.6
Net income	$164.4	$120.1
Net income per share:
Basic	$8.67	$6.18
Diluted	$8.65	$6.17
Weighted average shares outstanding:
Basic	18,955,191	19,437,735
Diluted	19,004,498	19,473,563

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2019	2018
Net income	$164.4	$120.1
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	0.6	(0.3)
Other comprehensive income (loss)	0.6	(0.3)
Comprehensive income	$165.0	$119.8

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions)	Common Stock
	Number	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2018	18,972,558	$0.2	$154.9	$1,836.1	$(0.3)	$1,990.9
Net income	—	—	—	164.4	—	164.4
Other comprehensive income	—	—	—	—	0.6	0.6
Stock-based compensation	—	—	2.2	—	—	2.2
Restricted stock awards, net of forfeitures	5,282	—	—	—	—	—
Repurchase of common stock	(268,611)	—	(4.9)	(104.3)	—	(109.2)
Restricted stock units converted to common stock	87,842	—	—	—	—	—
Balance, March 31, 2019	18,797,071	$0.2	$152.2	$1,896.2	$0.3	$2,048.9

Balance, December 31, 2017	19,310,049	$0.2	$145.5	$1,390.3	$(0.2)	$1,535.8
Net income	—	—	—	120.1	—	120.1
Other comprehensive loss	—	—	—	—	(0.3)	(0.3)
Stock-based compensation	—	—	3.1	—	—	3.1
Restricted stock awards, net of forfeitures	4,634	—	—	—	—	—
Repurchase of common stock	(6,185)	—	(0.9)	(1.1)	—	(2.0)
Restricted stock units converted to common stock	1,439	—	—	—	—	—
Balance, March 31, 2018	19,309,937	$0.2	$147.7	$1,509.3	$(0.5)	$1,656.7

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$164.4	$120.1
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	14.5	23.4
Depreciation	1.5	1.3
Amortization	3.6	2.9
Provision for deferred income taxes	19.5	19.1
Stock-based compensation	2.2	3.1
Other	(0.1)	—
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(2.6)	19.1
Decrease (increase) in income taxes receivable	0.4	(0.3)
Increase in income taxes payable	18.9	15.7
Decrease in other assets	7.4	3.0
Net cash provided by operating activities	229.7	207.4
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(15.4)	(13.7)
Proceeds from sale of restricted securities available for sale	9.4	6.7
Maturities of restricted securities available for sale	3.4	1.4
Principal collected on Loans receivable	757.4	643.9
Advances to Dealers	(719.0)	(709.2)
Purchases of Consumer Loans	(386.4)	(342.4)
Accelerated payments of Dealer Holdback	(12.3)	(12.6)
Payments of Dealer Holdback	(34.6)	(33.2)
Purchases of property and equipment	(4.7)	(1.2)
Net cash used in investing activities	(402.2)	(460.3)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,066.9	465.4
Repayments under revolving secured line of credit	(1,238.8)	(456.3)
Proceeds from secured financing	814.0	1,000.0
Repayments of secured financing	(625.9)	(632.2)
Proceeds from issuance of senior notes	400.0	—
Payments of debt issuance costs	(8.9)	(3.9)
Repurchase of common stock	(109.2)	(2.0)
Other	4.3	(1.9)
Net cash provided by financing activities	302.4	369.1
Net increase in cash and cash equivalents and restricted cash and cash equivalents	129.9	116.2
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	329.3	263.8
Cash and cash equivalents and restricted cash and cash equivalents end of period	$459.2	$380.0
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$48.8	$40.3
Cash paid during the period for income taxes	$1.8	$1.6

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2019 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended March 31,
Consumer Loan Assignment Volume	2019	2018
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	96.6%	96.3%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2018	70.1%	29.9%	67.4%	32.6%
June 30, 2018	69.7%	30.3%	66.8%	33.2%
September 30, 2018	69.5%	30.5%	67.0%	33.0%
December 31, 2018	69.4%	30.6%	67.4%	32.6%
March 31, 2019	67.4%	32.6%	65.0%	35.0%

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of March 31, 2019 and December 31, 2018, we had $40.5 million and $25.1 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of March 31, 2019 and December 31, 2018, we had $414.4 million and $303.0 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$41.3	$25.7	$11.5	$8.2
Restricted cash and cash equivalents	417.9	303.6	368.5	255.6
Total cash and cash equivalents and restricted cash and cash equivalents	$459.2	$329.3	$380.0	$263.8

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

Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance and the related allowance for credit losses balance to Purchased Loans in the period this forfeiture occurs. We aggregate these Purchased Loans by Dealer for purposes of recognizing revenue and evaluating impairment.

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

Methodology Changes. For the three months ended March 31, 2019 and 2018, we did not make any methodology changes for Loans that had a material impact on our financial statements.

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

New Accounting Update Adopted During the Current Year

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which required lessees to recognize a right-of-use asset and related lease liability for leases classified as operating leases at the commencement date that have lease terms of more than 12 months. This ASU retains the classification distinction between finance leases and operating leases. The standard required application using a retrospective transition method. Our population of leases consists of operating leases for office space and office equipment. The adoption of ASU 2016-02 on January 1, 2019 required us to record a $3.7 million right-of-use asset and a $3.8 million lease liability on our consolidated balance sheets as of March 31, 2019. The right-of-use asset and the lease liability were recognized within Other assets and Accounts payable and accrued liabilities, respectively, in our consolidated balance sheets. The adoption of ASU 2016-02 did not materially change the recognition of operating lease expense in our consolidated statements of income.

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

Election of the Fair Value Option for Future Loans

Under ASC 825, Financial Instruments, we have the ability to choose to measure Loans at fair value on an instrument-by-instrument basis at specified election dates, with changes in fair value reported in net income (the fair value option). Dealer Loans are only eligible for fair value election at the time a new active Dealer assigns the first Consumer Loan under the Portfolio Program. All Purchased Loans are eligible for fair value election at the time of assignment. The fair value election may not be revoked once an election is made. In February 2019, the FASB proposed new guidance that, if finalized, would allow us to irrevocably elect the fair value option for all of our existing Loans upon adoption of CECL.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)
	As of March 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$41.3	$41.3	$25.7	$25.7
Restricted cash and cash equivalents	417.9	417.9	303.6	303.6
Restricted securities available for sale	62.0	62.0	58.6	58.6
Loans receivable, net	6,143.7	6,229.5	5,763.3	5,855.1
Liabilities
Revolving secured line of credit	$—	$—	$171.9	$171.9
Secured financing	3,280.5	3,306.3	3,092.7	3,100.9
Senior notes	939.1	965.1	544.4	556.3
Mortgage note	11.7	11.7	11.9	11.9

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)
	As of March 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$41.3	$—	$—	$41.3
Restricted cash and cash equivalents (1)	417.9	—	—	417.9
Restricted securities available for sale (2)	49.6	12.4	—	62.0
Loans receivable, net (1)	—	—	6,229.5	6,229.5
Liabilities
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (1)	—	3,306.3	—	3,306.3
Senior notes (1)	965.1	—	—	965.1
Mortgage note (1)	—	11.7	—	11.7

(In millions)
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$25.7	$—	$—	$25.7
Restricted cash and cash equivalents (1)	303.6	—	—	303.6
Restricted securities available for sale (2)	47.9	10.7	—	58.6
Loans receivable, net (1)	—	—	5,855.1	5,855.1
Liabilities
Revolving secured line of credit (1)	$—	$171.9	$—	$171.9
Secured financing (1)	—	3,100.9	—	3,100.9
Senior notes (1)	556.3	—	—	556.3
Mortgage note (1)	—	11.9	—	11.9

(1)	Measured at amortized cost with fair value disclosed.

(2)	Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$25.0	$0.2	$(0.1)	$25.1
Corporate bonds	24.3	0.3	(0.1)	24.5
Asset-backed securities	11.5	—	—	11.5
Mortgage-backed securities	0.9	—	—	0.9
Total restricted securities available for sale	$61.7	$0.5	$(0.2)	$62.0

(In millions)	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$24.8	$0.1	$(0.2)	$24.7
Corporate bonds	23.4	—	(0.2)	23.2
Asset-backed securities	9.4	—	(0.1)	9.3
Mortgage-backed securities	1.4	—	—	1.4
Total restricted securities available for sale	$59.0	$0.1	$(0.5)	$58.6

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of March 31, 2019
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$0.8	$—	$9.2	$(0.1)	$10.0	$(0.1)
Corporate bonds	1.2	—	7.0	(0.1)	8.2	(0.1)
Asset-backed securities	1.0	—	3.6	—	4.6	—
Mortgage-backed securities	—	—	0.5	—	0.5	—
Total restricted securities available for sale	$3.0	$—	$20.3	$(0.2)	$23.3	$(0.2)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2018
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$2.2	$—	$10.5	$(0.2)	$12.7	$(0.2)
Corporate bonds	12.0	(0.1)	6.5	(0.1)	18.5	(0.2)
Asset-backed securities	4.7	—	3.3	(0.1)	8.0	(0.1)
Mortgage-backed securities	—	—	1.4	—	1.4	—
Total restricted securities available for sale	$18.9	$(0.1)	$21.7	$(0.4)	$40.6	$(0.5)

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

(In millions)	As of
	March 31, 2019		December 31, 2018
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$4.7	$4.7	$1.7	$1.7
Over one year to five years	54.7	55.0	55.1	54.7
Over five years to ten years	1.7	1.7	0.8	0.8
Over ten years	0.6	0.6	1.4	1.4
Total restricted securities available for sale	$61.7	$62.0	$59.0	$58.6

6.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of March 31, 2019
	Dealer Loans	Purchased Loans	Total
Loans receivable	$4,347.5	$2,270.4	$6,617.9
Allowance for credit losses	(383.1)	(91.1)	(474.2)
Loans receivable, net	$3,964.4	$2,179.3	$6,143.7

(In millions)	As of December 31, 2018
	Dealer Loans	Purchased Loans	Total
Loans receivable	$4,141.0	$2,084.2	$6,225.2
Allowance for credit losses	(378.1)	(83.8)	(461.9)
Loans receivable, net	$3,762.9	$2,000.4	$5,763.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended March 31, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,141.0	$2,084.2	$6,225.2
New Consumer Loan assignments (1)	719.0	386.4	1,105.4
Principal collected on Loans receivable	(531.3)	(226.1)	(757.4)
Accelerated Dealer Holdback payments	12.3	—	12.3
Dealer Holdback payments	34.6	—	34.6
Transfers (2)	(25.7)	25.7	—
Write-offs	(2.8)	(0.1)	(2.9)
Recoveries (3)	0.4	0.3	0.7
Balance, end of period	$4,347.5	$2,270.4	$6,617.9

(In millions)	For the Three Months Ended March 31, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,518.1	$1,530.9	$5,049.0
New Consumer Loan assignments (1)	709.2	342.4	1,051.6
Principal collected on Loans receivable	(478.7)	(165.2)	(643.9)
Accelerated Dealer Holdback payments	12.6	—	12.6
Dealer Holdback payments	33.2	—	33.2
Transfers (2)	(18.4)	18.4	—
Write-offs	(4.3)	(2.1)	(6.4)
Recoveries (3)	1.8	0.2	2.0
Balance, end of period	$3,773.5	$1,724.6	$5,498.1

(1)
The Dealer Loans amount represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program.  The Purchased Loans amount represents one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

(2)
Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback.  We transfer the Dealer’s outstanding Dealer Loan balance and the related allowance for credit losses balance to Purchased Loans in the period this forfeiture occurs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans. A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended March 31, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,283.0	$782.5	$2,065.5
New Consumer Loan assignments (1)	291.3	160.0	451.3
Accretion (2)	(215.7)	(108.4)	(324.1)
Provision for credit losses	11.6	2.9	14.5
Forecast changes	0.5	16.2	16.7
Transfers (3)	(9.5)	11.8	2.3
Balance, end of period	$1,361.2	$865.0	$2,226.2

(In millions)	For the Three Months Ended March 31, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,088.6	$576.9	$1,665.5
New Consumer Loan assignments (1)	289.4	147.8	437.2
Accretion (2)	(192.3)	(80.1)	(272.4)
Provision for credit losses	18.7	4.7	23.4
Forecast changes	(6.1)	(4.7)	(10.8)
Transfers (3)	(7.2)	9.2	2.0
Balance, end of period	$1,191.1	$653.8	$1,844.9

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

(3)
Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance, the related allowance for credit losses balance and related expected future net cash flows to Purchased Loans in the period this forfeiture occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended March 31, 2019
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,131.5	$850.3	$1,981.8
Expected net cash flows at the time of assignment (2)	1,010.3	546.4	1,556.7
Fair value at the time of assignment (3)	719.0	386.4	1,105.4

(In millions)	For the Three Months Ended March 31, 2018
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,122.7	$765.9	$1,888.6
Expected net cash flows at the time of assignment (2)	998.6	490.2	1,488.8
Fair value at the time of assignment (3)	709.2	342.4	1,051.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations. For additional information regarding credit quality, see Note 3 to the consolidated financial statements. The following table compares our forecast of Consumer Loan collection rates as of March 31, 2019 with the forecasts as of December 31, 2018 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2019	December 31, 2018	Initial Forecast	December 31, 2018	Initial Forecast
2010	77.7%	77.7%	73.6%	0.0%	4.1%
2011	74.8%	74.7%	72.5%	0.1%	2.3%
2012	73.8%	73.8%	71.4%	0.0%	2.4%
2013	73.5%	73.5%	72.0%	0.0%	1.5%
2014	71.7%	71.7%	71.8%	0.0%	-0.1%
2015	65.4%	65.4%	67.7%	0.0%	-2.3%
2016	64.1%	64.2%	65.4%	-0.1%	-1.3%
2017	65.2%	65.5%	64.0%	-0.3%	1.2%
2018	65.5%	65.0%	63.6%	0.5%	1.9%
2019	64.1%	—	63.9%	—	0.2%

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

Consumer Loans assigned in 2010 through 2013, 2017 and 2018 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2014 and 2019, actual results have been close to our initial estimates. For the three months ended March 31, 2019, forecasted collection rates improved for Consumer Loans assigned in 2018 and 2019, declined for Consumer Loans assigned in 2017 and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

(In millions)	As of March 31, 2019
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,479.7	$1,607.2	$3,086.9	$2,867.8	$663.2	$3,531.0
Allowance for credit losses	—	—	—	(383.1)	(91.1)	(474.2)
Loans receivable, net	$1,479.7	$1,607.2	$3,086.9	$2,484.7	$572.1	$3,056.8

(In millions)	As of December 31, 2018
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,355.1	$1,392.1	$2,747.2	$2,785.9	$692.1	$3,478.0
Allowance for credit losses	—	—	—	(378.1)	(83.8)	(461.9)
Loans receivable, net	$1,355.1	$1,392.1	$2,747.2	$2,407.8	$608.3	$3,016.1

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended March 31, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$378.1	$83.8	$461.9
Provision for credit losses	11.6	2.9	14.5
Transfers (1)	(4.2)	4.2	—
Write-offs	(2.8)	(0.1)	(2.9)
Recoveries (2)	0.4	0.3	0.7
Balance, end of period	$383.1	$91.1	$474.2

(In millions)	For the Three Months Ended March 31, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$366.0	$63.4	$429.4
Provision for credit losses	18.7	4.7	23.4
Transfers (1)	(2.9)	2.9	—
Write-offs	(4.3)	(2.1)	(6.4)
Recoveries (2)	1.8	0.2	2.0
Balance, end of period	$379.3	$69.1	$448.4

(1)
Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance and the related allowance for credit losses balance to Purchased Loans in the period this forfeiture occurs.

(2)	Represents collections received on previously written off Loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended March 31,
	2019	2018
Net assumed written premiums	$15.8	$16.2
Net premiums earned	12.2	10.3
Provision for claims	6.6	5.2
Amortization of capitalized acquisition costs	0.3	0.3

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	March 31, 2019	December 31, 2018
Trust assets	Restricted cash and cash equivalents	$1.0	$0.3
Trust assets	Restricted securities available for sale	62.0	58.6
Unearned premium	Accounts payable and accrued liabilities	46.9	43.3
Claims reserve (1)	Accounts payable and accrued liabilities	1.6	1.6

(1)	The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

8.    OTHER INCOME

Other income consists of the following:

	For the Three Months Ended March 31,
(In millions)	2019	2018
Ancillary product profit sharing	$10.4	$6.4
Remarketing fees	3.4	3.1
Interest	2.3	0.7
GPS-SID fees	1.4	2.5
Dealer enrollment fees	1.0	1.1
Dealer support products and services	0.7	1.2
Other	0.5	—
Total	$19.7	$15.0

Ancillary product profit sharing consists of payments received from Third Party Providers (“TPPs”) based upon the performance of vehicle service contracts and Guaranteed Asset Protection (“GAP”) contracts, and is recognized as income over the life of the vehicle service contracts and GAP contracts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended March 31, 2019
	Ancillary product profit sharing	Remarketing fees	Interest	GPS-SID fees	Dealer enrollment fees	Dealer support products and services	Other	Total Other Income
Source of income
Third Party Providers	$10.4	$—	$2.3	$1.4	$—	$—	$0.5	$14.6
Dealers	—	3.4	—	—	1.0	0.7	—	5.1
Total	$10.4	$3.4	$2.3	$1.4	$1.0	$0.7	$0.5	$19.7

Timing of revenue recognition
Over time	$10.4	$—	$2.3	$—	$1.0	$—	$—	$13.7
At a point in time	—	3.4	—	1.4	—	0.7	0.5	6.0
Total	$10.4	$3.4	$2.3	$1.4	$1.0	$0.7	$0.5	$19.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

9.           DEBT

Debt consists of the following:

(In millions)	As of March 31, 2019
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (2)	3,296.8	(16.3)	—	3,280.5
Senior notes	950.0	(9.8)	(1.1)	939.1
Mortgage note	11.7	—	—	11.7
Total debt	$4,258.5	$(26.1)	$(1.1)	$4,231.3

(In millions)	As of December 31, 2018
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$171.9	$—	$—	$171.9
Secured financing (2)	3,108.7	(16.0)	—	3,092.7
Senior notes	550.0	(4.5)	(1.1)	544.4
Mortgage note	11.9	—	—	11.9
Total debt	$3,842.5	$(20.5)	$(1.1)	$3,820.9

(1)	Excludes deferred debt issuance costs of $2.6 million and $2.9 million as of March 31, 2019 and December 31, 2018, respectively, which are included in other assets.

(2)	Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

General information for each of our financing transactions in place as of March 31, 2019 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount		Interest Rate as of March 31, 2019
Revolving Secured Line of Credit	n/a	06/22/2021		$350.0	(1)	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding Corp. II	12/20/2020	(3)	400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	04/30/2020	(3)	250.0		LIBOR plus 225 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	08/17/2021	(5)	100.0		LIBOR plus 190 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2020	(3)	75.0		LIBOR plus 200 basis points
Warehouse Facility VII (2)	CAC Warehouse Funding LLC VII	12/17/2020	(6)	150.0		Commercial paper rate plus 200 basis points (4)
Term ABS 2016-1 (2)	Credit Acceptance Funding LLC 2016-1	02/15/2018	(3)	385.0		LIBOR plus 195 basis points (4)
Term ABS 2016-2 (2)	Credit Acceptance Funding LLC 2016-2	05/15/2018	(3)	350.2		Fixed rate
Term ABS 2016-3 (2)	Credit Acceptance Funding LLC 2016-3	10/15/2018	(3)	350.0		Fixed rate
Term ABS 2017-1 (2)	Credit Acceptance Funding LLC 2017-1	02/15/2019	(3)	350.0		Fixed rate
Term ABS 2017-2 (2)	Credit Acceptance Funding LLC 2017-2	06/17/2019	(3)	450.0		Fixed rate
Term ABS 2017-3 (2)	Credit Acceptance Funding LLC 2017-3	10/15/2019	(3)	350.0		Fixed rate
Term ABS 2018-1 (2)	Credit Acceptance Funding LLC 2018-1	02/17/2020	(3)	500.0		Fixed rate
Term ABS 2018-2 (2)	Credit Acceptance Funding LLC 2018-2	05/15/2020	(3)	450.0		Fixed rate
Term ABS 2018-3 (2)	Credit Acceptance Funding LLC 2018-3	08/17/2020	(3)	398.3		Fixed rate
Term ABS 2019-1 (2)	Credit Acceptance Funding LLC 2019-1	02/15/2021	(3)	402.5		Fixed rate
2021 Senior Notes	n/a	02/15/2021		300.0		Fixed rate
2023 Senior Notes	n/a	03/15/2023		250.0		Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0		Fixed rate
Mortgage Note	Chapter 4 Properties, LLC	08/06/2023		12.0		LIBOR plus 150 basis points

(1)	The amount of the facility will decrease to $315.0 million on June 22, 2019.

(2)	Financing made available only to a specified subsidiary of the Company.

(3)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.

(4)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on August 17, 2023 will be due on that date.

(6)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on December 17, 2022 will be due on that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended March 31,
	2019	2018
Revolving Secured Line of Credit
Maximum outstanding principal balance	$276.4	$177.5
Average outstanding principal balance	88.4	39.1
Warehouse Facility II
Maximum outstanding principal balance	201.0	201.0
Average outstanding principal balance	93.0	4.5
Warehouse Facility IV
Maximum outstanding principal balance	100.0	—
Average outstanding principal balance	4.4	—
Warehouse Facility V
Maximum outstanding principal balance	—	99.0
Average outstanding principal balance	—	2.2
Warehouse Facility VI
Maximum outstanding principal balance	101.5	75.0
Average outstanding principal balance	2.3	1.7
Warehouse Facility VII
Maximum outstanding principal balance	—	125.0
Average outstanding principal balance	—	2.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2019	December 31, 2018
Revolving Secured Line of Credit
Principal balance outstanding	$—	$171.9
Amount available for borrowing (1)	350.0	178.1
Interest rate	—%	4.38%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	250.0	250.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	0.1
Interest rate	—%	—%
Warehouse Facility VII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	150.0	150.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Term ABS 2016-1
Principal balance outstanding	$65.3	$125.3
Loans pledged as collateral	276.1	320.8
Restricted cash and cash equivalents pledged as collateral	34.0	29.6
Interest rate	4.43%	4.41%
Term ABS 2016-2
Principal balance outstanding	$124.4	$184.5
Loans pledged as collateral	295.0	335.0
Restricted cash and cash equivalents pledged as collateral	33.7	28.3
Interest rate	3.57%	3.20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2016-3
Principal balance outstanding	$232.5	$300.6
Loans pledged as collateral	341.0	392.7
Restricted cash and cash equivalents pledged as collateral	36.2	30.7
Interest rate	2.72%	2.59%
Term ABS 2017-1
Principal balance outstanding	$323.8	$350.0
Loans pledged as collateral	412.1	429.8
Restricted cash and cash equivalents pledged as collateral	39.1	30.9
Interest rate	2.79%	2.78%
Term ABS 2017-2
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	542.7	548.4
Restricted cash and cash equivalents pledged as collateral	50.7	39.4
Interest rate	2.72%	2.72%
Term ABS 2017-3
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	427.1	426.1
Restricted cash and cash equivalents pledged as collateral	37.2	28.6
Interest rate	2.88%	2.88%
Term ABS 2018-1
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	615.0	614.5
Restricted cash and cash equivalents pledged as collateral	53.2	41.8
Interest rate	3.24%	3.24%
Term ABS 2018-2
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	543.8	552.2
Restricted cash and cash equivalents pledged as collateral	47.7	36.3
Interest rate	3.68%	3.68%
Term ABS 2018-3
Principal balance outstanding	$398.3	$398.3
Loans pledged as collateral	568.6	578.8
Restricted cash and cash equivalents pledged as collateral	42.8	33.6
Interest rate	3.72%	3.72%
Term ABS 2019-1
Principal balance outstanding	$402.5	$—
Loans pledged as collateral	536.9	—
Restricted cash and cash equivalents pledged as collateral	38.3	—
Interest rate	3.53%	—%
2021 Senior Notes
Principal balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Principal balance outstanding	$250.0	$250.0
Interest rate	7.375%	7.375%
2026 Senior Notes
Principal balance outstanding	$400.0	$—
Interest rate	6.625%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Mortgage Note
Principal balance outstanding	$11.7	$11.9
Interest rate	3.99%	3.85%

(1)	Availability may be limited by the amount of assets pledged as collateral.

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

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term ABS 2016-1, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2016-1 transaction pledged the Loans to lenders. The Term ABS 2016-2, 2016-3, 2017-1, 2017-2, 2017-3, 2018-1, 2018-2, 2018-3 and 2019-1 transactions each consist of three classes of notes.

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

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	24 month Revolving Period
Term ABS 2016-1	February 26, 2016	$481.4	Through February 15, 2018
Term ABS 2016-2	May 12, 2016	437.8	Through May 15, 2018
Term ABS 2016-3	October 27, 2016	437.8	Through October 15, 2018
Term ABS 2017-1	February 23, 2017	437.8	Through February 15, 2019
Term ABS 2017-2	June 29, 2017	563.2	Through June 17, 2019
Term ABS 2017-3	October 26, 2017	437.6	Through October 15, 2019
Term ABS 2018-1	February 22, 2018	625.1	Through February 17, 2020
Term ABS 2018-2	May 24, 2018	562.6	Through May 15, 2020
Term ABS 2018-3	August 23, 2018	500.1	Through August 17, 2020
Term ABS 2019-1	February 21, 2019	503.1	Through February 15, 2021

Senior Notes

On March 7, 2019, we issued $400.0 million aggregate principal amount of 6.625% senior notes due 2026 (the “2026 senior notes”). The 2026 senior notes were issued pursuant to an indenture, dated as of March 7, 2019, among the Company, as issuer, the Company’s subsidiaries Buyers Vehicle Protection Plan, Inc. and Vehicle Remarketing Services, Inc., as guarantors (collectively, the “Guarantors”), and U.S. Bank National Association, as trustee.

The 2026 senior notes mature on March 15, 2026 and bear interest at a rate of 6.625% per annum, computed on the basis of a 360-day year composed of twelve 30-day months and payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2019. We used the net proceeds from the offering of the notes for general corporate purposes, including repayment of outstanding borrowings under our revolving secured line of credit facility.

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

All of the 2021, 2023 and 2026 senior notes (the "senior notes") are guaranteed on a senior basis by the Guarantors, which are also guarantors of obligations under our revolving secured line of credit facility. Other existing and future subsidiaries of ours may become guarantors of the senior notes in the future. The indentures for the senior notes provide for a guarantor of the senior notes to be released from its obligations under its guarantee of the senior notes under specified circumstances.

Mortgage Note

On August 6, 2018, we entered into a $12.0 million mortgage note with a commercial bank that is secured by a first mortgage lien on a building acquired by us and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. The note matures on August 6, 2023, and bears interest at LIBOR plus 150 basis points.

Debt Covenants

As of March 31, 2019, we were in compliance with our covenants under the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of March 31, 2019, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of March 31, 2019 and December 31, 2018:

(Dollars in millions)
As of March 31, 2019
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

250.0	Warehouse Facility IV	Cap Floating Rate	04/2016	04/2019	6.3	5.50%
		Cap Floating Rate	05/2017	04/2021	93.7	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
					250.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	150.0	5.50%

(Dollars in millions)
As of December 31, 2018
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

250.0	Warehouse Facility IV	Cap Floating Rate	04/2016	04/2019	25.0	5.50%
		Cap Floating Rate	05/2017	04/2021	75.0	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
					250.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%
125.3	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	64.2	5.00%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	150.0	5.50%

(1)	Rate excludes the spread over the LIBOR rate.

The interest rate caps have not been designated as hedging instruments. As of March 31, 2019 and December 31, 2018, the interest rate caps had a fair value of $0.0 million as the capped rates were significantly above market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended March 31,
	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes	2.8%	2.4%
Excess tax benefits from stock-based compensation plans	-3.8%	-0.1%
Other	0.3%	0.5%
Effective income tax rate	20.3%	23.8%

Excess tax benefits from stock-based compensation plans

We receive a tax deduction upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount that this tax deduction exceeds the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit. Excess tax benefits are recognized in provision for income taxes and reduce our effective income tax rate. The increase in excess tax benefits from 2018 to 2019 was primarily the result of an increase in the number of restricted stock units that were converted to common stock due to the timing of long-term stock award grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended March 31,
	2019	2018
Weighted average shares outstanding:
Common shares	18,669,719	19,153,649
Vested restricted stock units	285,472	284,086
Basic number of weighted average shares outstanding	18,955,191	19,437,735
Dilutive effect of restricted stock and restricted stock units	49,307	35,828
Dilutive number of weighted average shares outstanding	19,004,498	19,473,563

There were 5,296 and 4,675 shares of restricted stock and restricted stock units that were not included in the computation of diluted net income per share for the three months ended March 31, 2019 and March 31, 2018, respectively, because their inclusion would have been anti-dilutive.

13.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three months ended March 31, 2019 and 2018:

(Dollars in millions)	For the Three Months Ended March 31,
	2019		2018
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	225,915	$91.0	—	$—
Other (2)	42,696	18.2	6,185	2.0
Total	268,611	$109.2	6,185	$2.0

(1)
Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On February 13, 2017, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of March 31, 2019, we had authorization to repurchase 213,550 shares of our common stock.

(2)
Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended March 31,
	2019	2018
Restricted stock	$0.8	$0.7
Restricted stock units	1.4	2.4
Total	$2.2	$3.1

A summary of the non-vested restricted stock activity is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2018	150,647	$117.41
Granted	5,301	441.54
Vested	(17,971)	148.14
Forfeited	(19)	350.41
Non-vested as of March 31, 2019	137,958	$125.83

A summary of the restricted stock unit activity is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2018	516,773	$127.07
Granted	1,500	436.41
Converted	(87,842)	106.54
Outstanding as of March 31, 2019	430,431	$132.34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

15.        COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Matters

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fines and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for alleged physical and mental harm relating to the repossession and sale of consumers' vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions. The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

On April 22, 2019, we received a civil investigative demand from the Bureau of Consumer Financial Protection (the “Bureau”) seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs and credit reporting. We cannot predict the eventual scope, duration or outcome of this investigation at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

On April 10, 2018, we were informed by the New York Department of Financial Services, Financial Frauds & Consumer Protection Division (“DFS”) that it believed that the Company may have violated the law relating to fair lending; may have misrepresented to consumers information related to GPS Starter Interrupt Devices; and may have provided inaccurate information in the course of a DFS supervisory examination.  We cooperated with the DFS to address its concerns, and on April 24, 2019, we learned that the DFS has closed its current examinations of the Company.

On August 14, 2017, we received a subpoena from the Attorney General of the State of Mississippi, relating to the origination and collection of non-prime auto loans in the state of Mississippi. The Company cooperated with the inquiry. On April 23, 2019, the Attorney General of the State of Mississippi, on behalf of the State of Mississippi, filed a complaint in the Chancery Court of the First Judicial District of Hinds County, Mississippi, alleging that the Company engaged in unfair and deceptive trade practices in subprime auto lending, loan servicing, vehicle repossession and debt collection in the State of Mississippi in violation of the Mississippi Consumer Protection Act. The complaint seeks injunctive relief, including civil penalties and disgorgement, and payment of the State’s attorney’s fees and costs. We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this lawsuit. The Company intends to vigorously defend itself in this matter.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2018 Annual Report on Form 10-K, as well as Part I - Item 1 - Financial Statements, of this Form 10-Q, which is incorporated herein by reference.

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

For the three months ended March 31, 2019, consolidated net income was $164.4 million, or $8.65 per diluted share, compared to $120.1 million, or $6.17 per diluted share, for the same period in 2018. The increase in consolidated net income for the three months ended March 31, 2019 was primarily due to an increase in the average balance of our Loan portfolio.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of March 31, 2019 with the forecasts as of December 31, 2018 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2019	December 31, 2018	Initial Forecast	December 31, 2018	Initial Forecast
2010	77.7%	77.7%	73.6%	0.0%	4.1%
2011	74.8%	74.7%	72.5%	0.1%	2.3%
2012	73.8%	73.8%	71.4%	0.0%	2.4%
2013	73.5%	73.5%	72.0%	0.0%	1.5%
2014	71.7%	71.7%	71.8%	0.0%	-0.1%
2015	65.4%	65.4%	67.7%	0.0%	-2.3%
2016	64.1%	64.2%	65.4%	-0.1%	-1.3%
2017	65.2%	65.5%	64.0%	-0.3%	1.2%
2018	65.5%	65.0%	63.6%	0.5%	1.9%
2019	64.1%	—	63.9%	—	0.2%

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

Consumer Loans assigned in 2010 through 2013, 2017 and 2018 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2014 and 2019, actual results have been close to our initial estimates. For the three months ended March 31, 2019, forecasted collection rates improved for Consumer Loans assigned in 2018 and 2019, declined for Consumer Loans assigned in 2017 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three months ended March 31, 2019 and 2018 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended March 31,
Increase (Decrease) in Forecasted Net Cash Flows	2019	2018
Dealer Loans	$0.5	$(6.1)
Purchased Loans	16.2	(4.7)
Total Loans	$16.7	$(10.8)

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2010	$14,480	$6,473	41
2011	15,686	7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	22,321	9,795	57

(1)	Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2019. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2019
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2010	77.7%	44.7%	33.0%	99.7%
2011	74.8%	45.5%	29.3%	99.4%
2012	73.8%	46.3%	27.5%	98.9%
2013	73.5%	47.6%	25.9%	98.3%
2014	71.7%	47.7%	24.0%	96.4%
2015	65.4%	44.5%	20.9%	89.6%
2016	64.1%	43.8%	20.3%	74.7%
2017	65.2%	43.2%	22.0%	52.9%
2018	65.5%	43.5%	22.0%	23.6%
2019	64.1%	43.9%	20.2%	2.4%

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

The spread between the forecasted collection rate and the advance rate has ranged from 20.2% to 33.0% over the last 10 years. The spread was at the high end of this range in 2010, when the competitive environment was unusually favorable, and much lower during other years (2015 through 2019) when competition was more intense. The decrease in the spread from 2018 to 2019 was primarily the result of the performance of 2018 Consumer Loans, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019.

The following table compares our forecast of Consumer Loan collection rates as of March 31, 2019 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	March 31, 2019	Initial Forecast	Variance	March 31, 2019	Initial Forecast	Variance
2010	77.6%	73.6%	4.0%	78.7%	73.1%	5.6%
2011	74.6%	72.4%	2.2%	76.3%	72.7%	3.6%
2012	73.7%	71.3%	2.4%	75.9%	71.4%	4.5%
2013	73.4%	72.1%	1.3%	74.4%	71.6%	2.8%
2014	71.6%	71.9%	-0.3%	72.6%	70.9%	1.7%
2015	64.7%	67.5%	-2.8%	69.4%	68.5%	0.9%
2016	63.2%	65.1%	-1.9%	66.7%	66.5%	0.2%
2017	64.6%	63.8%	0.8%	66.8%	64.6%	2.2%
2018	65.1%	63.6%	1.5%	66.4%	63.5%	2.9%
2019	64.1%	64.0%	0.1%	64.1%	63.8%	0.3%

(1)	The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of March 31, 2019 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2010	77.6%	44.4%	33.2%	78.7%	47.3%	31.4%
2011	74.6%	45.1%	29.5%	76.3%	49.3%	27.0%
2012	73.7%	46.0%	27.7%	75.9%	50.0%	25.9%
2013	73.4%	47.2%	26.2%	74.4%	51.5%	22.9%
2014	71.6%	47.2%	24.4%	72.6%	51.8%	20.8%
2015	64.7%	43.4%	21.3%	69.4%	50.2%	19.2%
2016	63.2%	42.1%	21.1%	66.7%	48.6%	18.1%
2017	64.6%	42.1%	22.5%	66.8%	45.8%	21.0%
2018	65.1%	42.7%	22.4%	66.4%	45.2%	21.2%
2019	64.1%	43.1%	21.0%	64.1%	45.4%	18.7%

(1)	The forecasted collection rates and advance rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

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

The spread on Dealer Loans decreased from 22.4% in 2018 to 21.0% in 2019 primarily as a result of the performance of 2018 Consumer Loans in our Dealer Loan portfolio, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019.

The spread on Purchased Loans decreased from 21.2% in 2018 to 18.7% in 2019 primarily as a result of the performance of 2018 Consumer Loans in our Purchased Loan portfolio, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.1 to 1 as of March 31, 2019. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2018	18.5%	32.9%
June 30, 2018	19.8%	34.7%
September 30, 2018	9.4%	20.3%
December 31, 2018	5.9%	12.4%
March 31, 2019	0.4%	5.1%

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

Unit and dollar volumes grew 0.4% and 5.1%, respectively, during the first quarter of 2019 as the number of active Dealers grew 9.9% while average unit volume per active Dealer declined 8.6%. Dollar volume grew faster than unit volume during the first quarter of 2019 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to an increase in Purchased Loans as a percentage of total unit volume.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2019	2018	% Change
Consumer Loan unit volume	112,844	112,345	0.4%
Active Dealers (1)	9,633	8,762	9.9%
Average volume per active Dealer	11.7	12.8	-8.6%

Consumer Loan unit volume from Dealers active both periods	86,890	96,363	-9.8%
Dealers active both periods	6,055	6,055	—
Average volume per Dealer active both periods	14.4	15.9	-9.8%

Consumer Loan unit volume from Dealers not active both periods	25,954	15,982	62.4%
Dealers not active both periods	3,578	2,707	32.2%
Average volume per Dealer not active both periods	7.3	5.9	23.7%

(1)	Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2019	2018	% Change
Consumer Loan unit volume from new active Dealers	6,082	6,111	-0.5%
New active Dealers (1)	1,224	1,158	5.7%
Average volume per new active Dealer	5.0	5.3	-5.7%

Attrition (2)	-14.2%	-17.4%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

(2)
Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from Dealers who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last five quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2018	70.1%	29.9%	67.4%	32.6%
June 30, 2018	69.7%	30.3%	66.8%	33.2%
September 30, 2018	69.5%	30.5%	67.0%	33.0%
December 31, 2018	69.4%	30.6%	67.4%	32.6%
March 31, 2019	67.4%	32.6%	65.0%	35.0%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of March 31, 2019 and December 31, 2018, the net Dealer Loans receivable balance was 64.5% and 65.3%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue:
Finance charges	$321.9	$270.3	$51.6	19.1%
Premiums earned	12.2	10.3	1.9	18.4%
Other income	19.7	15.0	4.7	31.3%
Total revenue	353.8	295.6	58.2	19.7%
Costs and expenses:
Salaries and wages (1)	48.7	42.5	6.2	14.6%
General and administrative (1)	13.9	14.5	(0.6)	-4.1%
Sales and marketing (1)	18.8	17.8	1.0	5.6%
Provision for credit losses	14.5	23.4	(8.9)	-38.0%
Interest	45.0	34.5	10.5	30.4%
Provision for claims	6.6	5.2	1.4	26.9%
Total costs and expenses	147.5	137.9	9.6	7.0%
Income before provision for income taxes	206.3	157.7	48.6	30.8%
Provision for income taxes	41.9	37.6	4.3	11.4%
Net income	$164.4	$120.1	$44.3	36.9%
Net income per share:
Basic	$8.67	$6.18	$2.49	40.3%
Diluted	$8.65	$6.17	$2.48	40.2%
Weighted average shares outstanding:
Basic	18,955,191	19,437,735	(482,544)	-2.5%
Diluted	19,004,498	19,473,563	(469,065)	-2.4%

(1) Operating expenses	$81.4	$74.8	$6.6	8.8%

Finance Charges. The increase of $51.6 million, or 19.1%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2019	2018	Change
Average net Loans receivable balance	$5,894.1	$4,781.0	$1,113.1
Average yield on our Loan portfolio	21.8%	22.6%	-0.8%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2019:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2019
Due to an increase in the average net Loans receivable balance	$62.9
Due to a decrease in the average yield	(11.3)
Total increase in finance charges	$51.6

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the three months ended March 31, 2019 decreased as compared to the same period in 2018 due to lower yields on more recent Consumer Loan assignments.

Other income.  The increase of $4.7 million, or 31.3%, was primarily due to an increase in ancillary product profit sharing income primarily due to growth in our Loan portfolio and a higher percentage of Consumer Loan assignments with vehicle service contracts.

Operating Expenses.  The increase of $6.6 million, or 8.8%, was primarily due to an increase in salaries and wages expense of $6.2 million, or 14.6%, as a result of the following:

•	An increase of $4.1 million in cash-based incentive compensation expense primarily due to an improvement in Company performance measures.

•
Excluding the change in cash-based incentive compensation expense, salaries and wages expense increased $2.1 million, primarily related to our support function as a result of an increase in the number of team members.

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

During the three months ended March 31, 2019, overall Consumer Loan performance exceeded our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $14.5 million for the three months ended March 31, 2019, of which $11.6 million related to Dealer Loans and $2.9 million related to Purchased Loans. During the three months ended March 31, 2018, overall Consumer Loan performance declined from our expectations at the start of the period, resulting in a provision for credit losses of $23.4 million for the three months ended March 31, 2018, of which $18.7 million related to Dealer Loans and $4.7 million related to Purchased Loans.

Interest.  The increase of $10.5 million, or 30.4%, was due to increases in the average outstanding debt principal balance and our average cost of debt. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended March 31, 2019 and 2018:

(Dollars in millions)	For the Three Months Ended March 31,
	2019	2018	Change
Interest expense	$45.0	$34.5	$10.5
Average outstanding debt principal balance (1)	4,019.5	3,303.1	716.4
Average cost of debt	4.5%	4.2%	0.3%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

The increase in the average outstanding debt principal balance was primarily due to borrowings used to fund the growth in our Loan portfolio and stock repurchases. The increase in our average cost of debt was primarily the result of a change in the mix of our outstanding debt.

Provision for Income Taxes.  For the three months ended March 31, 2019, the effective income tax rate decreased to 20.3% from 23.8% for the three months ended March 31, 2018. The decrease was primarily due to an increase in tax benefits related to our stock-based compensation plan. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of March 31, 2019. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

On February 21, 2019, we completed a $402.5 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 3.8% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

On March 7, 2019, we issued $400.0 million of 6.625% Senior Notes due 2026 in a private offering exempt from registration under the Securities Act of 1933. We used the net proceeds from the offering of the notes for general corporate purposes, including repayment of outstanding borrowings under our revolving secured line of credit facility.

Cash and cash equivalents as of March 31, 2019 and December 31, 2018 was $41.3 million and $25.7 million, respectively.  As of March 31, 2019 and December 31, 2018, we had $1,325.0 million and $1,153.1 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased $410.4 million to $4,231.3 million as of March 31, 2019 from $3,820.9 million as of December 31, 2018 primarily due to the growth in new Consumer Loan assignments.

Contractual Obligations

A summary of our scheduled principal debt maturities as of March 31, 2019 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2019	$845.6
2020	1,327.6
2021	1,291.0
2022	134.8
2023	259.5
Over five years	400.0
Total	$4,258.5

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2018, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2018 Annual Report on Form 10-K.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended March 31, 2019:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2019	235,825	(2)	$403.23	213,416	226,049
February 1 to February 28, 2019	26,371	(3)	423.52	12,499	213,550
March 1 to March 31, 2019	6,415	(4)	446.83	—	213,550
	268,611		$406.26	225,915

(1)
On February 13, 2017, our board of directors authorized the repurchase by us from time to time in the open market or in privately negotiated transactions of up to one million shares of our common stock (the "February 2017 Authorization"). The February 2017 Authorization, which was announced on February 17, 2017, does not have a specified expiration date.

(2)
Amount includes 22,409 shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the conversion of restricted stock units to common stock.

(3)
Amount includes 13,872 shares of common stock released to us by team members as payment of tax withholdings upon the conversion of restricted stock units to common stock and the vesting of restricted stock.

(4)	Amount consists of shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.93
Indenture dated as of February 21, 2019, between Credit Acceptance Auto Loan Trust 2019-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.93 to the Company’s Current Report on Form 8-K filed February 26, 2019).

4.94
Sale and Servicing Agreement dated as of February 21, 2019 among the Company, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Funding LLC 2019-1, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.94 to the Company’s Current Report on Form 8-K filed February 26, 2019).

4.95
Backup Servicing Agreement dated as of February 21, 2019, among the Company, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Auto Loan Trust 2019-1, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.95 to the Company’s Current Report on Form 8-K filed February 26, 2019).

4.96
Amended and Restated Trust Agreement dated as of February 21, 2019, among Credit Acceptance Funding LLC 2019-1, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed February 26, 2019).

4.97
Sale and Contribution Agreement dated as of February 21, 2019, between the Company and Credit Acceptance Funding 2019-1 (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed February 26, 2019).

4.98
Amended and Restated Intercreditor Agreement dated February 21, 2019, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Funding LLC 2016-1, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Auto Loan Trust 2016-2, Wells Fargo Bank, National Association, as agent and as indenture trustee, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.98 to the Company’s Current Report on Form 8-K filed February 26, 2019).

4.99
Indenture, dated as of March 7, 2019, among Credit Acceptance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.99 to the Company’s Current Report on Form 8-K filed March 8, 2019).

4.100
Registration Rights Agreement, dated March 7, 2019, among Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of Credit Acceptance Corporation’s 6.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed March 8, 2019).

10.13	Form of Restricted Stock Unit Award Agreement.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(INS)	XBRL Instance Document.
101(SCH)	XBRL Taxonomy Extension Schema Document.
101(CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
Unless otherwise noted, the Company’s commission file number for all exhibits incorporated by reference herein is 000-20202.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	April 29, 2019