Form 10-Q
period 2019-06-30
CREDIT ACCEPTANCE CORP
filed 2019-07-30
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CACC	The Nasdaq Stock Market

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

The number of shares of Common Stock, $0.01 par value, outstanding on July 23, 2019 was 18,796,809.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	June 30, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$19.7	$25.7
Restricted cash and cash equivalents	328.8	303.6
Restricted securities available for sale	61.5	58.6

Loans receivable	6,873.6	6,225.2
Allowance for credit losses	(489.6)	(461.9)
Loans receivable, net	6,384.0	5,763.3

Property and equipment, net	53.1	40.2
Income taxes receivable	21.8	7.9
Other assets	39.6	38.1
Total Assets	$6,908.5	$6,237.4

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$203.4	$186.4
Revolving secured line of credit	38.4	171.9
Secured financing	3,233.0	3,092.7
Senior notes	939.6	544.4
Mortgage note	11.6	11.9
Deferred income taxes, net	267.0	236.7
Income taxes payable	0.2	2.5
Total Liabilities	4,693.2	4,246.5

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 18,796,876 and 18,972,558 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	0.2	0.2
Paid-in capital	153.7	154.9
Retained earnings	2,060.6	1,836.1
Accumulated other comprehensive gain (loss)	0.8	(0.3)
Total Shareholders' Equity	2,215.3	1,990.9
Total Liabilities and Shareholders' Equity	$6,908.5	$6,237.4

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Finance charges	$341.5	$289.7	$663.4	$560.0
Premiums earned	13.1	11.7	25.3	22.0
Other income	16.0	14.0	35.7	29.0
Total revenue	370.6	315.4	724.4	611.0
Costs and expenses:
Salaries and wages	47.3	39.7	96.0	82.2
General and administrative	16.8	12.7	30.7	27.2
Sales and marketing	17.7	17.2	36.5	35.0
Provision for credit losses	15.4	1.8	29.9	25.2
Interest	49.8	38.7	94.8	73.2
Provision for claims	8.3	7.3	14.9	12.5
Total costs and expenses	155.3	117.4	302.8	255.3
Income before provision for income taxes	215.3	198.0	421.6	355.7
Provision for income taxes	50.9	47.0	92.8	84.6
Net income	$164.4	$151.0	$328.8	$271.1
Net income per share:
Basic	$8.68	$7.76	$17.35	$13.94
Diluted	$8.68	$7.75	$17.33	$13.92
Weighted average shares outstanding:
Basic	18,944,672	19,465,563	18,949,902	19,451,726
Diluted	18,949,962	19,472,164	18,976,289	19,471,959

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$164.4	$151.0	$328.8	$271.1
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	0.5	(0.1)	1.1	(0.4)
Other comprehensive income (loss)	0.5	(0.1)	1.1	(0.4)
Comprehensive income	$164.9	$150.9	$329.9	$270.7

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	For the Three Months Ended June 30, 2019
(Dollars in millions)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,797,071	$0.2	$152.2	$1,896.2	$0.3	$2,048.9
Net income	—	—	—	164.4	—	164.4
Other comprehensive income	—	—	—	—	0.5	0.5
Stock-based compensation	—	—	1.5	—	—	1.5
Restricted stock awards, net of forfeitures	(195)	—	—	—	—	—
Balance, end of period	18,796,876	$0.2	$153.7	$2,060.6	$0.8	$2,215.3

	For the Three Months Ended June 30, 2018
(Dollars in millions)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	19,309,937	$0.2	$147.7	$1,509.3	$(0.5)	$1,656.7
Net income	—	—	—	151.0	—	151.0
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	2.0	—	—	2.0
Restricted stock awards, net of forfeitures	(292)	—	—	—	—	—
Balance, end of period	19,309,645	$0.2	$149.7	$1,660.3	$(0.6)	$1,809.6

	For the Six Months Ended June 30, 2019
(Dollars in millions)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,972,558	$0.2	$154.9	$1,836.1	$(0.3)	$1,990.9
Net income	—	—	—	328.8	—	328.8
Other comprehensive income	—	—	—	—	1.1	1.1
Stock-based compensation	—	—	3.7	—	—	3.7
Restricted stock awards, net of forfeitures	5,087	—	—	—	—	—
Repurchase of common stock	(268,611)	—	(4.9)	(104.3)	—	(109.2)
Restricted stock units converted to common stock	87,842	—	—	—	—	—
Balance, end of period	18,796,876	$0.2	$153.7	$2,060.6	$0.8	$2,215.3

	For the Six Months Ended June 30, 2018
(Dollars in millions)	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	19,310,049	$0.2	$145.5	$1,390.3	$(0.2)	$1,535.8
Net income	—	—	—	271.1	—	271.1
Other comprehensive income	—	—	—	—	(0.4)	(0.4)
Stock-based compensation	—	—	5.1	—	—	5.1
Restricted stock awards, net of forfeitures	4,342	—	—	—	—	—
Repurchase of common stock	(6,185)	—	(0.9)	(1.1)	—	(2.0)
Restricted stock units converted to common stock	1,439	—	—	—	—	—
Balance, end of period	19,309,645	$0.2	$149.7	$1,660.3	$(0.6)	$1,809.6

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$328.8	$271.1
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	29.9	25.2
Depreciation	3.4	2.6
Amortization	7.3	6.3
Provision for deferred income taxes	30.0	38.9
Stock-based compensation	3.7	5.1
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	10.9	22.7
Increase in income taxes receivable	(13.9)	(23.4)
Decrease in income taxes payable	(2.3)	(39.7)
Decrease in other assets	2.8	1.2
Net cash provided by operating activities	400.6	310.0
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(24.8)	(28.4)
Proceeds from sale of restricted securities available for sale	17.1	13.0
Maturities of restricted securities available for sale	6.2	6.4
Principal collected on Loans receivable	1,508.6	1,301.7
Advances to Dealers	(1,327.8)	(1,313.5)
Purchases of Consumer Loans	(732.8)	(642.7)
Accelerated payments of Dealer Holdback	(28.0)	(29.4)
Payments of Dealer Holdback	(70.6)	(66.1)
Purchases of property and equipment	(16.3)	(5.2)
Net cash used in investing activities	(668.4)	(764.2)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	2,120.6	1,433.2
Repayments under revolving secured line of credit	(2,254.1)	(1,447.1)
Proceeds from secured financing	1,051.4	1,900.0
Repayments of secured financing	(913.5)	(1,288.8)
Proceeds from issuance of senior notes	400.0	—
Payments of debt issuance costs	(10.7)	(9.3)
Repurchase of common stock	(109.2)	(2.0)
Other	2.5	(1.9)
Net cash provided by financing activities	287.0	584.1
Net increase in cash and cash equivalents and restricted cash and cash equivalents	19.2	129.9
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	329.3	263.8
Cash and cash equivalents and restricted cash and cash equivalents end of period	$348.5	$393.7
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$79.1	$65.8
Cash paid during the period for income taxes	$76.4	$105.7

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2019 for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 16 of these consolidated financial statements.

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consumer Loan Assignment Volume	2019	2018	2019	2018
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.7%	95.3%	96.2%	95.9%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2018	70.1%	29.9%	67.4%	32.6%
June 30, 2018	69.7%	30.3%	66.8%	33.2%
September 30, 2018	69.5%	30.5%	67.0%	33.0%
December 31, 2018	69.4%	30.6%	67.4%	32.6%
March 31, 2019	67.4%	32.6%	65.0%	35.0%
June 30, 2019	66.7%	33.3%	63.7%	36.3%

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of June 30, 2019 and December 31, 2018, we had $19.4 million and $25.1 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of June 30, 2019 and December 31, 2018, we had $325.5 million and $303.0 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$19.7	$25.7	$55.7	$8.2
Restricted cash and cash equivalents	328.8	303.6	338.0	255.6
Total cash and cash equivalents and restricted cash and cash equivalents	$348.5	$329.3	$393.7	$263.8

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

Methodology Changes. For the three and six months ended June 30, 2019 and 2018, we did not make any methodology changes for Loans that had a material impact on our financial statements.

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

New Accounting Update Adopted During the Current Year

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which required lessees to recognize a right-of-use asset and related lease liability for leases classified as operating leases at the commencement date that have lease terms of more than 12 months. This ASU retains the classification distinction between finance leases and operating leases. The standard required application using a retrospective transition method. Our population of leases consists of operating leases for office space and office equipment. The adoption of ASU 2016-02 on January 1, 2019 required us to record a $3.3 million right-of-use asset and a $3.5 million lease liability on our consolidated balance sheets as of June 30, 2019. The right-of-use asset and the lease liability were recognized within Other assets and Accounts payable and accrued liabilities, respectively, in our consolidated balance sheets. The adoption of ASU 2016-02 did not materially change the recognition of operating lease expense in our consolidated statements of income.

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

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU 2016-13, which included an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for credit losses based on the difference between contractual future net cash flows and its estimate of expected future net cash flows. The new guidance also changes the scope of the special accounting for loans acquired with significant credit deterioration. ASU 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. Early application is permitted, but we have not yet adopted ASU 2016-13. We believe the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements and related disclosures as it will change our accounting policies for Loans.

Application of CECL to Existing Loans

We believe that Loans outstanding prior to the adoption date will qualify for transition relief under ASU 2016-13 and will be accounted for as purchased financial assets with credit deterioration (“PCD Method”). Under the PCD Method, on the adoption date, we will:

•	calculate an effective interest rate based on expected future net cash flows; and

•
increase the Loans receivable and related allowance for credit losses balances by the present value of the difference between contractual future net cash flows and expected future net cash flows discounted at the effective interest rate. This “gross-up” will not impact the net carrying amount of Loans (Loans receivable less allowance for credit losses) or net income.

For each reporting period subsequent to adoption, we will:

•	recognize finance charge revenue using the effective interest rate that was calculated on the adoption date based on expected future net cash flows; and

•
adjust the allowance for credit losses so that the net carrying amount of each Loan equals the present value of expected future net cash flows discounted at the effective interest rate. The adjustment to the allowance for credit losses will be recognized as either provision for credit losses expense or a reversal of provision for credit losses expense.

Application of CECL to Future Loans

We believe that Consumer Loans assigned subsequent to the adoption of ASU 2016-13 will not qualify for the PCD Method and will be accounted for as originated financial assets (“Originated Method”). While the cash flows we expect to collect at the time of assignment are significantly lower than the contractual cash flows owed to us due to credit quality, our Loans do not qualify for the PCD Method due to the following:

•
the assignment of the Consumer Loan occurs a moment after the Consumer Loan is originated by the Dealer, so “a more-than-insignificant deterioration in credit quality since origination” has not occurred; and

•	Consumer Loans assigned under the Portfolio Program are considered to be advances under Dealer Loans originated by us rather than Consumer Loans purchased by us.

Under the Originated Method, at the time of assignment, we will:

•	calculate the effective interest rate based on contractual future net cash flows; and

•
record an allowance for credit losses equal to the difference between the initial balance of the Loan (advance or purchase amount) and the present value of expected future net cash flows discounted at the effective interest rate. The initial allowance for credit losses will be recognized as provision for credit losses expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

For each reporting period subsequent to assignment, we will:

•	recognize finance charge revenue using the effective interest rate that was calculated at the time of assignment based on contractual future net cash flows; and

•
adjust the allowance for credit losses so that the net carrying amount of each Loan equals the present value of expected future net cash flows discounted at the effective interest rate. The adjustment to the allowance for credit losses will be recognized as either provision for credit losses expense or a reversal of provision for credit losses expense.

We believe the Originated Method will result in financial reporting that is inconsistent with the economics of our Loans as:

•	the effective interest rate will be significantly inflated for contractual amounts that were not expected to be collected at the time of assignment; and

•
all expected credit losses, including significant credit losses that were expected at both the time of origination and the time of assignment, will be recognized as provision for credit losses expense, despite the fact that credit losses expected at the time of assignment do not represent an economic loss to us.

The net Loan income (finance charge revenue less provision for credit losses) that we will recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. While the total amount of net Loan income we will recognize over the life of the Loan is not impacted by the new guidance, the timing of when we will recognize this income changes significantly. We believe that recognizing net Loan income on a level-yield basis over the life of the Loan based on expected future net cash flows matches the economics of our business. The Originated Method diverges from economic reality by requiring us to recognize a significant provision for credit losses at the time of assignment for amounts we never expected to realize and finance charge revenue in subsequent periods that is significantly in excess of our expected yields.

Evaluation of the Fair Value Option

Under ASC 825, Financial Instruments, we have the ability to choose to measure Loans at fair value on an instrument-by-instrument basis at specified election dates, with changes in fair value reported in net income (the fair value option). Dealer Loans are only eligible for fair value election at the time a new active Dealer assigns the first Consumer Loan under the Portfolio Program. All Purchased Loans are eligible for fair value election at the time of assignment. The fair value election may not be revoked once an election is made. In May 2019, the FASB issued ASU 2016-13, which also allows us to irrevocably elect the fair value option for all of our existing Loans upon adoption of CECL.

Given that we believe CECL will result in financial reporting that is inconsistent with the economics of our Loans, we evaluated the fair value option as an alternative to CECL. The fair value of our Loans would be determined by calculating the present value of future expected net cash flows estimated by us utilizing a discount rate based on market participant discount rates for comparable investments. While we believe the fair value option would likely result in financial reporting that approximates the economics of our Loans in a stable rate environment, this option could cause our reported results to be volatile in periods when interest rates are rapidly changing.

Based on our evaluation, we intend to account for our Loans under CECL and not elect the fair value option based on the following:

•
We want to minimize volatility in our reported results related to a changing interest rate environment. In addition, we believe the election of the fair value option could materially adversely affect our financial position, liquidity and results of operations in a financial crisis period due to the impact of rapidly increasing market participant discount rates on fair value.

•
We have modified our revolving secured line of credit and warehouse facilities so that the adoption of CECL will not materially impact the amount we are able to borrow under these facilities or materially impact our ability to comply with the financial covenants in these facilities.  We believe that we will be able to structure our Term ABS financings issued after the adoption of CECL so that the amount that we will be able to borrow will not be materially impacted.

•	We believe we will be able to quantify and explain to shareholders how CECL diverges from economic reality.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)
	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$19.7	$19.7	$25.7	$25.7
Restricted cash and cash equivalents	328.8	328.8	303.6	303.6
Restricted securities available for sale	61.5	61.5	58.6	58.6
Loans receivable, net	6,384.0	6,466.8	5,763.3	5,855.1
Liabilities
Revolving secured line of credit	$38.4	$38.4	$171.9	$171.9
Secured financing	3,233.0	3,275.6	3,092.7	3,100.9
Senior notes	939.6	985.2	544.4	556.3
Mortgage note	11.6	11.6	11.9	11.9

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)
	As of June 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$19.7	$—	$—	$19.7
Restricted cash and cash equivalents (1)	328.8	—	—	328.8
Restricted securities available for sale (2)	49.4	12.1	—	61.5
Loans receivable, net (1)	—	—	6,466.8	6,466.8
Liabilities
Revolving secured line of credit (1)	$—	$38.4	$—	$38.4
Secured financing (1)	—	3,275.6	—	3,275.6
Senior notes (1)	985.2	—	—	985.2
Mortgage note (1)	—	11.6	—	11.6

(In millions)
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$25.7	$—	$—	$25.7
Restricted cash and cash equivalents (1)	303.6	—	—	303.6
Restricted securities available for sale (2)	47.9	10.7	—	58.6
Loans receivable, net (1)	—	—	5,855.1	5,855.1
Liabilities
Revolving secured line of credit (1)	$—	$171.9	$—	$171.9
Secured financing (1)	—	3,100.9	—	3,100.9
Senior notes (1)	556.3	—	—	556.3
Mortgage note (1)	—	11.9	—	11.9

(1)	Measured at amortized cost with fair value disclosed.

(2)	Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25.0	$0.5	$—	$25.5
U.S. Government and agency securities	23.5	0.4	—	23.9
Asset-backed securities	11.1	0.1	—	11.2
Mortgage-backed securities	0.9	—	—	0.9
Total restricted securities available for sale	$60.5	$1.0	$—	$61.5

(In millions)	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$23.4	$—	$(0.2)	$23.2
U.S. Government and agency securities	24.8	0.1	(0.2)	24.7
Asset-backed securities	9.4	—	(0.1)	9.3
Mortgage-backed securities	1.4	—	—	1.4
Total restricted securities available for sale	$59.0	$0.1	$(0.5)	$58.6

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of June 30, 2019
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$0.9	$—	$0.6	$—	$1.5	$—
U.S. Government and agency securities	—	—	3.0	—	3.0	—
Asset-backed securities	0.3	—	1.5	—	1.8	—
Mortgage-backed securities	—	—	0.3	—	0.3	—
Total restricted securities available for sale	$1.2	$—	$5.4	$—	$6.6	$—

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2018
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$12.0	$(0.1)	$6.5	$(0.1)	$18.5	$(0.2)
U.S. Government and agency securities	2.2	—	10.5	(0.2)	12.7	(0.2)
Asset-backed securities	4.7	—	3.3	(0.1)	8.0	(0.1)
Mortgage-backed securities	—	—	1.4	—	1.4	—
Total restricted securities available for sale	$18.9	$(0.1)	$21.7	$(0.4)	$40.6	$(0.5)

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

(In millions)	As of
	June 30, 2019		December 31, 2018
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$4.8	$4.8	$1.7	$1.7
Over one year to five years	53.1	54.1	55.1	54.7
Over five years to ten years	2.1	2.1	0.8	0.8
Over ten years	0.5	0.5	1.4	1.4
Total restricted securities available for sale	$60.5	$61.5	$59.0	$58.6

6.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of June 30, 2019
	Dealer Loans	Purchased Loans	Total
Loans receivable	$4,466.0	$2,407.6	$6,873.6
Allowance for credit losses	(394.0)	(95.6)	(489.6)
Loans receivable, net	$4,072.0	$2,312.0	$6,384.0

(In millions)	As of December 31, 2018
	Dealer Loans	Purchased Loans	Total
Loans receivable	$4,141.0	$2,084.2	$6,225.2
Allowance for credit losses	(378.1)	(83.8)	(461.9)
Loans receivable, net	$3,762.9	$2,000.4	$5,763.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended June 30, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,347.5	$2,270.4	$6,617.9
New Consumer Loan assignments (1)	608.8	346.4	955.2
Principal collected on Loans receivable	(520.1)	(231.1)	(751.2)
Accelerated Dealer Holdback payments	15.7	—	15.7
Dealer Holdback payments	36.0	—	36.0
Transfers (2)	(21.6)	21.6	—
Write-offs	(0.6)	(0.1)	(0.7)
Recoveries (3)	0.3	0.4	0.7
Balance, end of period	$4,466.0	$2,407.6	$6,873.6

(In millions)	For the Three Months Ended June 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,773.5	$1,724.6	$5,498.1
New Consumer Loan assignments (1)	604.3	300.3	904.6
Principal collected on Loans receivable	(480.5)	(177.3)	(657.8)
Accelerated Dealer Holdback payments	16.8	—	16.8
Dealer Holdback payments	32.9	—	32.9
Transfers (2)	(14.7)	14.7	—
Write-offs	(14.5)	(0.9)	(15.4)
Recoveries (3)	0.6	0.3	0.9
Balance, end of period	$3,918.4	$1,861.7	$5,780.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Six Months Ended June 30, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,141.0	$2,084.2	$6,225.2
New Consumer Loan assignments (1)	1,327.8	732.8	2,060.6
Principal collected on Loans receivable	(1,051.4)	(457.2)	(1,508.6)
Accelerated Dealer Holdback payments	28.0	—	28.0
Dealer Holdback payments	70.6	—	70.6
Transfers (2)	(47.3)	47.3	—
Write-offs	(3.4)	(0.2)	(3.6)
Recoveries (3)	0.7	0.7	1.4
Balance, end of period	$4,466.0	$2,407.6	$6,873.6

(In millions)	For the Six Months Ended June 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,518.1	$1,530.9	$5,049.0
New Consumer Loan assignments (1)	1,313.5	642.7	1,956.2
Principal collected on Loans receivable	(959.2)	(342.5)	(1,301.7)
Accelerated Dealer Holdback payments	29.4	—	29.4
Dealer Holdback payments	66.1	—	66.1
Transfers (2)	(33.1)	33.1	—
Write-offs	(18.8)	(3.0)	(21.8)
Recoveries (3)	2.4	0.5	2.9
Balance, end of period	$3,918.4	$1,861.7	$5,780.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans. A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended June 30, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,361.2	$865.0	$2,226.2
New Consumer Loan assignments (1)	244.6	144.1	388.7
Accretion (2)	(224.8)	(118.9)	(343.7)
Provision for credit losses	14.5	0.9	15.4
Forecast changes	3.4	9.6	13.0
Transfers (3)	(8.5)	11.2	2.7
Balance, end of period	$1,390.4	$911.9	$2,302.3

(In millions)	For the Three Months Ended June 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,191.1	$653.8	$1,844.9
New Consumer Loan assignments (1)	250.9	119.8	370.7
Accretion (2)	(202.6)	(89.4)	(292.0)
Provision for credit losses	3.2	(1.4)	1.8
Forecast changes	9.7	18.5	28.2
Transfers (3)	(5.7)	7.1	1.4
Balance, end of period	$1,246.6	$708.4	$1,955.0

(In millions)	For the Six Months Ended June 30, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,283.0	$782.5	$2,065.5
New Consumer Loan assignments (1)	535.9	304.1	840.0
Accretion (2)	(440.5)	(227.3)	(667.8)
Provision for credit losses	26.1	3.8	29.9
Forecast changes	3.9	25.8	29.7
Transfers (3)	(18.0)	23.0	5.0
Balance, end of period	$1,390.4	$911.9	$2,302.3

(In millions)	For the Six Months Ended June 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,088.6	$576.9	$1,665.5
New Consumer Loan assignments (1)	540.3	267.6	807.9
Accretion (2)	(394.9)	(169.5)	(564.4)
Provision for credit losses	21.9	3.3	25.2
Forecast changes	3.6	13.8	17.4
Transfers (3)	(12.9)	16.3	3.4
Balance, end of period	$1,246.6	$708.4	$1,955.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended June 30, 2019
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$955.6	$753.3	$1,708.9
Expected net cash flows at the time of assignment (2)	853.4	490.5	1,343.9
Fair value at the time of assignment (3)	608.8	346.4	955.2

(In millions)	For the Three Months Ended June 30, 2018
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$959.9	$656.4	$1,616.3
Expected net cash flows at the time of assignment (2)	855.2	420.1	1,275.3
Fair value at the time of assignment (3)	604.3	300.3	904.6

(In millions)	For the Six Months Ended June 30, 2019
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,087.1	$1,603.6	$3,690.7
Expected net cash flows at the time of assignment (2)	1,863.7	1,036.9	2,900.6
Fair value at the time of assignment (3)	1,327.8	732.8	2,060.6

(In millions)	For the Six Months Ended June 30, 2018
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,082.6	$1,422.3	$3,504.9
Expected net cash flows at the time of assignment (2)	1,853.8	910.3	2,764.1
Fair value at the time of assignment (3)	1,313.5	642.7	1,956.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations. For additional information regarding credit quality, see Note 3 to the consolidated financial statements. The following table compares our forecast of Consumer Loan collection rates as of June 30, 2019 with the forecasts as of March 31, 2019, as of December 31, 2018 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2019	March 31, 2019	December 31, 2018	Initial Forecast	March 31, 2019	December 31, 2018	Initial Forecast
2010	77.7%	77.7%	77.7%	73.6%	0.0%	0.0%	4.1%
2011	74.8%	74.8%	74.7%	72.5%	0.0%	0.1%	2.3%
2012	73.9%	73.8%	73.8%	71.4%	0.1%	0.1%	2.5%
2013	73.5%	73.5%	73.5%	72.0%	0.0%	0.0%	1.5%
2014	71.8%	71.7%	71.7%	71.8%	0.1%	0.1%	0.0%
2015	65.5%	65.4%	65.4%	67.7%	0.1%	0.1%	-2.2%
2016	64.2%	64.1%	64.2%	65.4%	0.1%	0.0%	-1.2%
2017	65.1%	65.2%	65.5%	64.0%	-0.1%	-0.4%	1.1%
2018	65.5%	65.5%	65.0%	63.6%	0.0%	0.5%	1.9%
2019 (2)	64.7%	64.1%	—	64.2%	0.6%	—	0.5%

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

	Forecasted Collection Percentage as of			Current Forecast Variance from
2019 Consumer Loan Assignment Period	June 30, 2019	March 31, 2019	Initial Forecast	March 31, 2019	Initial Forecast
January 1, 2019 through March 31, 2019	64.9%	64.1%	63.9%	0.8%	1.0%
April 1, 2019 through June 30, 2019	64.5%	—	64.4%	—	0.1%

Consumer Loans assigned in 2010 through 2013, 2017 and 2018 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2014 and 2019, actual results have been close to our initial estimates. For the three months ended June 30, 2019, forecasted collection rates improved for Consumer Loans assigned in 2019 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the six months ended June 30, 2019, forecasted collection rates improved for Consumer Loans assigned in 2018 and 2019, declined for Consumer Loans assigned in 2017 and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

(In millions)	As of June 30, 2019
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,563.3	$1,771.3	$3,334.6	$2,902.7	$636.3	$3,539.0
Allowance for credit losses	—	—	—	(394.0)	(95.6)	(489.6)
Loans receivable, net	$1,563.3	$1,771.3	$3,334.6	$2,508.7	$540.7	$3,049.4

(In millions)	As of December 31, 2018
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,355.1	$1,392.1	$2,747.2	$2,785.9	$692.1	$3,478.0
Allowance for credit losses	—	—	—	(378.1)	(83.8)	(461.9)
Loans receivable, net	$1,355.1	$1,392.1	$2,747.2	$2,407.8	$608.3	$3,016.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended June 30, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$383.1	$91.1	$474.2
Provision for credit losses	14.5	0.9	15.4
Transfers (1)	(3.3)	3.3	—
Write-offs	(0.6)	(0.1)	(0.7)
Recoveries (2)	0.3	0.4	0.7
Balance, end of period	$394.0	$95.6	$489.6

(In millions)	For the Three Months Ended June 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$379.3	$69.1	$448.4
Provision for credit losses	3.2	(1.4)	1.8
Transfers (1)	(2.7)	2.7	—
Write-offs	(14.5)	(0.9)	(15.4)
Recoveries (2)	0.6	0.3	0.9
Balance, end of period	$365.9	$69.8	$435.7

(In millions)	For the Six Months Ended June 30, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$378.1	$83.8	$461.9
Provision for credit losses	26.1	3.8	29.9
Transfers (1)	(7.5)	7.5	—
Write-offs	(3.4)	(0.2)	(3.6)
Recoveries (2)	0.7	0.7	1.4
Balance, end of period	$394.0	$95.6	$489.6

(In millions)	For the Six Months Ended June 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$366.0	$63.4	$429.4
Provision for credit losses	21.9	3.3	25.2
Transfers (1)	(5.6)	5.6	—
Write-offs	(18.8)	(3.0)	(21.8)
Recoveries (2)	2.4	0.5	2.9
Balance, end of period	$365.9	$69.8	$435.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net assumed written premiums	$11.9	$14.2	$27.7	$30.4
Net premiums earned	13.1	11.7	25.3	22.0
Provision for claims	8.3	7.3	14.9	12.5
Amortization of capitalized acquisition costs	0.4	0.2	0.7	0.5

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	June 30, 2019	December 31, 2018
Trust assets	Restricted cash and cash equivalents	$0.5	$0.3
Trust assets	Restricted securities available for sale	61.5	58.6
Unearned premium	Accounts payable and accrued liabilities	45.7	43.3
Claims reserve (1)	Accounts payable and accrued liabilities	2.0	1.6

(1)	The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

8.    OTHER INCOME

Other income consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Ancillary product profit sharing	$8.1	$5.8	$18.5	$12.2
Remarketing fees	3.1	3.0	6.5	6.1
Interest	2.4	1.4	4.7	2.1
Dealer enrollment fees	1.1	1.2	2.1	2.3
Dealer support products and services	0.7	1.2	1.4	2.4
GPS-SID fees	0.5	1.4	1.9	3.9
Other	0.1	—	0.6	—
Total	$16.0	$14.0	$35.7	$29.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

GPS-SID fees consist of fees we received from a TPP for providing Dealers in certain states the ability to purchase GPS Starter Interrupt Devices ("GPS-SID"). Through this program, Dealers can install GPS-SID on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle.  Dealers purchased GPS-SID directly from the TPP and the TPP paid us a vendor fee for each device sold.  GPS-SID fee income was recognized when the units were sold. Effective during the second quarter of 2019, we no longer provide Dealers the ability to purchase GPS-SID through this program. We are allowing Dealers to install previously purchased GPS-SID on vehicles financed by us until September 1, 2019.

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended June 30, 2019
	Ancillary product profit sharing	Remarketing fees	Interest	Dealer enrollment fees	Dealer support products and services	GPS-SID fees	Other	Total Other Income
Source of income
Third Party Providers	$8.1	$—	$2.4	$—	$—	$0.5	$0.1	$11.1
Dealers	—	3.1	—	1.1	0.7	—	—	4.9
Total	$8.1	$3.1	$2.4	$1.1	$0.7	$0.5	$0.1	$16.0

Timing of revenue recognition
Over time	$8.1	$—	$2.4	$1.1	$—	$—	$—	$11.6
At a point in time	—	3.1	—	—	0.7	0.5	0.1	4.4
Total	$8.1	$3.1	$2.4	$1.1	$0.7	$0.5	$0.1	$16.0

(In millions)	For the Six Months Ended June 30, 2019
	Ancillary product profit sharing	Remarketing fees	Interest	Dealer enrollment fees	Dealer support products and services	GPS-SID fees	Other	Total Other Income
Source of income
Third Party Providers	$18.5	$—	$4.7	$—	$—	$1.9	$0.6	$25.7
Dealers	—	6.5	—	2.1	1.4	—	—	10.0
Total	$18.5	$6.5	$4.7	$2.1	$1.4	$1.9	$0.6	$35.7

Timing of revenue recognition
Over time	$18.5	$—	$4.7	$2.1	$—	$—	$—	$25.3
At a point in time	—	6.5	—	—	1.4	1.9	0.6	10.4
Total	$18.5	$6.5	$4.7	$2.1	$1.4	$1.9	$0.6	$35.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

9.           DEBT

Debt consists of the following:

(In millions)	As of June 30, 2019
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$38.4	$—	$—	$38.4
Secured financing (2)	3,246.6	(13.6)	—	3,233.0
Senior notes	950.0	(9.4)	(1.0)	939.6
Mortgage note	11.6	—	—	11.6
Total debt	$4,246.6	$(23.0)	$(1.0)	$4,222.6

(In millions)	As of December 31, 2018
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$171.9	$—	$—	$171.9
Secured financing (2)	3,108.7	(16.0)	—	3,092.7
Senior notes	550.0	(4.5)	(1.1)	544.4
Mortgage note	11.9	—	—	11.9
Total debt	$3,842.5	$(20.5)	$(1.1)	$3,820.9

(1)	Excludes deferred debt issuance costs of $3.8 million and $2.9 million as of June 30, 2019 and December 31, 2018, respectively, which are included in other assets.

(2)	Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

General information for each of our financing transactions in place as of June 30, 2019 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of June 30, 2019
Revolving Secured Line of Credit	n/a	06/22/2022		$340.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	12/20/2020	(2)	400.0	LIBOR plus 175 basis points (3)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	04/30/2020	(2)	250.0	LIBOR plus 225 basis points (3)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	08/17/2021	(4)	100.0	LIBOR plus 190 basis points (3)
Warehouse Facility VI (1)	CAC Warehouse Funding LLC VI	09/30/2020	(2)	75.0	LIBOR plus 200 basis points
Warehouse Facility VII (1)	CAC Warehouse Funding LLC VII	12/17/2020	(5)	150.0	Commercial paper rate plus 200 basis points (3)
Term ABS 2016-2 (1)	Credit Acceptance Funding LLC 2016-2	05/15/2018	(2)	350.2	Fixed rate
Term ABS 2016-3 (1)	Credit Acceptance Funding LLC 2016-3	10/15/2018	(2)	350.0	Fixed rate
Term ABS 2017-1 (1)	Credit Acceptance Funding LLC 2017-1	02/15/2019	(2)	350.0	Fixed rate
Term ABS 2017-2 (1)	Credit Acceptance Funding LLC 2017-2	06/17/2019	(2)	450.0	Fixed rate
Term ABS 2017-3 (1)	Credit Acceptance Funding LLC 2017-3	10/15/2019	(2)	350.0	Fixed rate
Term ABS 2018-1 (1)	Credit Acceptance Funding LLC 2018-1	02/17/2020	(2)	500.0	Fixed rate
Term ABS 2018-2 (1)	Credit Acceptance Funding LLC 2018-2	05/15/2020	(2)	450.0	Fixed rate
Term ABS 2018-3 (1)	Credit Acceptance Funding LLC 2018-3	08/17/2020	(2)	398.3	Fixed rate
Term ABS 2019-1 (1)	Credit Acceptance Funding LLC 2019-1	02/15/2021	(2)	402.5	Fixed rate
2021 Senior Notes	n/a	02/15/2021		300.0	Fixed rate
2023 Senior Notes	n/a	03/15/2023		250.0	Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0	Fixed rate
Mortgage Note	Chapter 4 Properties, LLC	08/06/2023		12.0	LIBOR plus 150 basis points

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.

(3)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on August 17, 2023 will be due on that date.

(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on December 17, 2022 will be due on that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revolving Secured Line of Credit
Maximum outstanding principal balance	$282.9	$265.4	$282.9	$265.4
Average outstanding principal balance	81.0	73.2	84.7	56.3
Warehouse Facility II
Maximum outstanding principal balance	201.0	201.0	201.0	201.0
Average outstanding principal balance	88.4	4.4	90.7	4.4
Warehouse Facility IV
Maximum outstanding principal balance	—	99.0	100.0	99.0
Average outstanding principal balance	—	2.2	2.2	1.1
Warehouse Facility V
Maximum outstanding principal balance	—	—	—	99.0
Average outstanding principal balance	—	—	—	1.1
Warehouse Facility VI
Maximum outstanding principal balance	—	—	—	75.0
Average outstanding principal balance	—	—	—	0.8
Warehouse Facility VII
Maximum outstanding principal balance	25.0	150.0	101.5	150.0
Average outstanding principal balance	1.9	26.4	2.1	14.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2019	December 31, 2018
Revolving Secured Line of Credit
Principal balance outstanding	$38.4	$171.9
Amount available for borrowing (1)	301.6	178.1
Interest rate	4.27%	4.38%
Warehouse Facility II
Principal balance outstanding	$201.0	$—
Amount available for borrowing (1)	199.0	400.0
Loans pledged as collateral	293.0	—
Restricted cash and cash equivalents pledged as collateral	4.6	1.0
Interest rate	4.19%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	250.0	250.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	0.1
Interest rate	—%	—%
Warehouse Facility VII
Principal balance outstanding	$25.0	$—
Amount available for borrowing (1)	125.0	150.0
Loans pledged as collateral	30.9	—
Restricted cash and cash equivalents pledged as collateral	1.5	1.0
Interest rate	4.65%	—%
Term ABS 2016-1
Principal balance outstanding	$—	$125.3
Loans pledged as collateral	—	320.8
Restricted cash and cash equivalents pledged as collateral	—	29.6
Interest rate	—%	4.41%
Term ABS 2016-2
Principal balance outstanding	$61.6	$184.5
Loans pledged as collateral	259.0	335.0
Restricted cash and cash equivalents pledged as collateral	26.8	28.3
Interest rate	4.06%	3.20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2016-3
Principal balance outstanding	$161.1	$300.6
Loans pledged as collateral	294.7	392.7
Restricted cash and cash equivalents pledged as collateral	28.8	30.7
Interest rate	2.97%	2.59%
Term ABS 2017-1
Principal balance outstanding	$247.1	$350.0
Loans pledged as collateral	371.4	429.8
Restricted cash and cash equivalents pledged as collateral	31.7	30.9
Interest rate	2.87%	2.78%
Term ABS 2017-2
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	544.8	548.4
Restricted cash and cash equivalents pledged as collateral	42.9	39.4
Interest rate	2.72%	2.72%
Term ABS 2017-3
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	423.1	426.1
Restricted cash and cash equivalents pledged as collateral	32.6	28.6
Interest rate	2.88%	2.88%
Term ABS 2018-1
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	609.5	614.5
Restricted cash and cash equivalents pledged as collateral	45.8	41.8
Interest rate	3.24%	3.24%
Term ABS 2018-2
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	549.0	552.2
Restricted cash and cash equivalents pledged as collateral	40.9	36.3
Interest rate	3.68%	3.68%
Term ABS 2018-3
Principal balance outstanding	$398.3	$398.3
Loans pledged as collateral	535.9	578.8
Restricted cash and cash equivalents pledged as collateral	36.4	33.6
Interest rate	3.72%	3.72%
Term ABS 2019-1
Principal balance outstanding	$402.5	$—
Loans pledged as collateral	514.2	—
Restricted cash and cash equivalents pledged as collateral	34.1	—
Interest rate	3.53%	—%
2021 Senior Notes
Principal balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Principal balance outstanding	$250.0	$250.0
Interest rate	7.375%	7.375%
2026 Senior Notes
Principal balance outstanding	$400.0	$—
Interest rate	6.625%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Mortgage Note
Principal balance outstanding	$11.6	$11.9
Interest rate	3.94%	3.85%

(1)	Availability may be limited by the amount of assets pledged as collateral.

Revolving Secured Line of Credit Facility

We have a $340.0 million revolving secured line of credit facility with a commercial bank syndicate. Borrowings under the revolving secured line of credit facility, including any letters of credit issued under the facility, are subject to a borrowing-base limitation. This limitation equals 80% of the value of Loans, as defined in the agreement, less a hedging reserve (not exceeding $1.0 million), and the amount of other debt secured by the collateral which secures the revolving secured line of credit facility. Borrowings under the revolving secured line of credit facility agreement are secured by a lien on most of our assets.

Warehouse Facilities

We have five Warehouse facilities with total borrowing capacity of $975.0 million. Each of the facilities is with a different lender or group of lenders. Under each Warehouse facility, we can contribute Loans to our wholly-owned subsidiaries in return for cash and equity in each subsidiary. In turn, each subsidiary pledges the Loans as collateral to lenders to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to each subsidiary under the applicable facility is generally limited to the lesser of 80% of the value of the contributed Loans, as defined in the agreements, plus the restricted cash and cash equivalents pledged as collateral on such Loans or the facility limit.

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

Each financing at the time of issuance has a specified revolving period during which we are likely to contribute additional Loans to each Funding LLC. Each Funding LLC will then contribute the Loans to its respective trust.  At the end of the applicable revolving period, the debt outstanding under each financing will begin to amortize.

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

Debt Covenants

As of June 30, 2019, we were in compliance with our covenants under the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of June 30, 2019, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of June 30, 2019 and December 31, 2018:

(Dollars in millions)
As of June 30, 2019
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

250.0	Warehouse Facility IV	Cap Floating Rate	05/2017	04/2021	100.0	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
					250.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	150.0	5.50%

(Dollars in millions)
As of December 31, 2018
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

250.0	Warehouse Facility IV	Cap Floating Rate	04/2016	04/2019	25.0	5.50%
		Cap Floating Rate	05/2017	04/2021	75.0	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
					250.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	150.0	5.50%
125.3	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	64.2	5.00%

(1)	Rate excludes the spread over the LIBOR rate.

The interest rate caps have not been designated as hedging instruments. As of June 30, 2019 and December 31, 2018, the interest rate caps had a fair value of $0.0 million as the capped rates were significantly above market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes	2.7%	2.5%	2.8%	2.5%
Excess tax benefits from stock-based compensation plans	—%	—%	-1.9%	-0.1%
Other	-0.1%	0.2%	0.1%	0.4%
Effective income tax rate	23.6%	23.7%	22.0%	23.8%

Excess tax benefits from stock-based compensation plans

During the first quarter of each year, we receive a tax benefit upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount that this tax benefit exceeds the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit. Excess tax benefits are recognized in provision for income taxes and reduce our effective income tax rate. The increase in excess tax benefits from 2018 to 2019 was primarily the result of an increase in the number of restricted stock units that were converted to common stock due to the timing of long-term stock award grants.

12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares outstanding:
Common shares	18,659,113	19,158,654	18,664,387	19,156,165
Vested restricted stock units	285,559	306,909	285,515	295,561
Basic number of weighted average shares outstanding	18,944,672	19,465,563	18,949,902	19,451,726
Dilutive effect of restricted stock and restricted stock units	5,290	6,601	26,387	20,233
Dilutive number of weighted average shares outstanding	18,949,962	19,472,164	18,976,289	19,471,959

For the three months ended June 30, 2019 and June 30, 2018, and the six months ended June 30, 2019, there were no shares of restricted stock or restricted stock units that would have been anti-dilutive. For the six months ended June 30, 2018, there were 4,607 shares of restricted stock and restricted stock units that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

13.         STOCK REPURCHASES

There were no stock repurchases for the three months ended June 30, 2019 and 2018. The following table summarizes our stock repurchases for the six months ended June 30, 2019 and 2018:

(Dollars in millions)	For the Six Months Ended June 30,
	2019		2018
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	225,915	$91.0	—	$—
Other (2)	42,696	18.2	6,185	2.0
Total	268,611	$109.2	6,185	$2.0

(1)
Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On February 13, 2017, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of June 30, 2019, we had authorization to repurchase 213,550 shares of our common stock.

(2)
Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock	$0.7	$0.7	$1.5	$1.4
Restricted stock units	0.8	1.3	2.2	3.7
Total	$1.5	$2.0	$3.7	$5.1

A summary of the non-vested restricted stock activity is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2018	150,647	$117.41
Granted	5,301	441.54
Vested	(17,971)	148.14
Forfeited	(214)	371.74
Non-vested as of June 30, 2019	137,763	$125.48

A summary of the restricted stock unit activity is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2018	516,773	$127.07
Granted	3,000	453.64
Converted	(87,842)	106.54
Forfeited	(3,100)	206.45
Outstanding as of June 30, 2019	428,831	$132.99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
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

On May 7, 2019, we received a subpoena from the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

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

On November 7, 2016, we received a civil investigative demand from the Federal Trade Commission (“FTC”) seeking information on the Company’s policies, practices and procedures in allowing car dealers to use GPS Starter Interrupters on consumer vehicles. We cooperated with the FTC, and on May 9, 2019, we learned that the FTC had closed this matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

On September 18, 2015, we received a subpoena from the Attorney General of the State of New York, Civil Rights Bureau relating to the Company’s origination and collection of Consumer Loans in the state of New York. We have cooperated with the inquiry and have been informed that it is inactive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

16.        SUBSEQUENT EVENTS

On July 12, 2019, we extended the date on which our $400.0 million Warehouse Facility II will cease to revolve from December 20, 2020 to July 12, 2022. There were no other material changes to the terms of the facility.

On July 25, 2019, we extended the date on which our $75.0 million Warehouse Facility VI will cease to revolve from September 30, 2020 to September 30, 2022. There were no other material changes to the terms of the facility.

On July 26, 2019, we increased the financing amount on Warehouse Facility IV from $250.0 million to $300.0 million and extended the date on which the facility will cease to revolve from April 30, 2020 to July 26, 2022. The interest rate on borrowings under the facility has been decreased from LIBOR plus 225 basis points to LIBOR plus 200 basis points. There were no other material changes to the terms of the facility.

On July 26, 2019, we entered into Warehouse Facility VIII, a $200.0 million revolving secured warehouse facility. The facility will cease to revolve on July 26, 2022. Borrowings under the facility will bear interest at a rate equal to LIBOR plus 190 basis points.

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

For the three months ended June 30, 2019 consolidated net income was $164.4 million, or $8.68 per diluted share, compared to $151.0 million, or $7.75 per diluted share, for the same period in 2018. For the six months ended June 30, 2019, consolidated net income was $328.8 million, or $17.33 per diluted share, compared to $271.1 million, or $13.92 per diluted share, for the same period in 2018. The increases in consolidated net income for the three and six months ended June 30, 2019 were primarily due to an increase in the average balance of our Loan portfolio.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of June 30, 2019 with the forecasts as of March 31, 2019, as of December 31, 2018 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2019	March 31, 2019	December 31, 2018	Initial Forecast	March 31, 2019	December 31, 2018	Initial Forecast
2010	77.7%	77.7%	77.7%	73.6%	0.0%	0.0%	4.1%
2011	74.8%	74.8%	74.7%	72.5%	0.0%	0.1%	2.3%
2012	73.9%	73.8%	73.8%	71.4%	0.1%	0.1%	2.5%
2013	73.5%	73.5%	73.5%	72.0%	0.0%	0.0%	1.5%
2014	71.8%	71.7%	71.7%	71.8%	0.1%	0.1%	0.0%
2015	65.5%	65.4%	65.4%	67.7%	0.1%	0.1%	-2.2%
2016	64.2%	64.1%	64.2%	65.4%	0.1%	0.0%	-1.2%
2017	65.1%	65.2%	65.5%	64.0%	-0.1%	-0.4%	1.1%
2018	65.5%	65.5%	65.0%	63.6%	0.0%	0.5%	1.9%
2019 (2)	64.7%	64.1%	—	64.2%	0.6%	—	0.5%

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

(2)
The forecasted collection rate for 2019 Consumer Loans as of June 30, 2019 includes both Consumer Loans that were in our portfolio as of March 31, 2019 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2019 Consumer Loan Assignment Period	June 30, 2019	March 31, 2019	Initial Forecast	March 31, 2019	Initial Forecast
January 1, 2019 through March 31, 2019	64.9%	64.1%	63.9%	0.8%	1.0%
April 1, 2019 through June 30, 2019	64.5%	—	64.4%	—	0.1%

Consumer Loans assigned in 2010 through 2013, 2017 and 2018 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2014 and 2019, actual results have been close to our initial estimates. For the three months ended June 30, 2019, forecasted collection rates improved for Consumer Loans assigned in 2019 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the six months ended June 30, 2019, forecasted collection rates improved for Consumer Loans assigned in 2018 and 2019, declined for Consumer Loans assigned in 2017 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three and six months ended June 30, 2019 and 2018 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Increase (Decrease) in Forecasted Net Cash Flows	2019	2018	2019	2018
Dealer Loans	$3.4	$9.7	$3.9	$3.6
Purchased Loans	9.6	18.5	25.8	13.8
Total Loans	$13.0	$28.2	$29.7	$17.4

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2010	$14,480	$6,473	41
2011	15,686	7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019 (3)	22,740	10,023	57

(1)	Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.

(2)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(3)
The averages for 2019 Consumer Loans include both Consumer Loans that were in our portfolio as of March 31, 2019 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2019 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2019 through March 31, 2019	$22,321	$9,795	57
April 1, 2019 through June 30, 2019	23,251	10,301	58

Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2019. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of June 30, 2019
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2010	77.7%	44.7%	33.0%	99.8%
2011	74.8%	45.5%	29.3%	99.4%
2012	73.9%	46.3%	27.6%	99.0%
2013	73.5%	47.6%	25.9%	98.5%
2014	71.8%	47.7%	24.1%	97.0%
2015	65.5%	44.5%	21.0%	91.6%
2016	64.2%	43.8%	20.4%	78.6%
2017	65.1%	43.2%	21.9%	58.8%
2018	65.5%	43.5%	22.0%	31.3%
2019 (3)	64.7%	44.1%	20.6%	6.9%

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

(3)
The forecasted collection rate, advance rate and spread for 2019 Consumer Loans as of June 30, 2019 include both Consumer Loans that were in our portfolio as of March 31, 2019 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates and spreads for each of these segments:

	As of June 30, 2019
2019 Consumer Loan Assignment Period	Forecasted Collection %	Advance %	Spread %
January 1, 2019 through March 31, 2019	64.9%	43.9%	21.0%
April 1, 2019 through June 30, 2019	64.5%	44.3%	20.2%

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age. For 2015 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections. Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

The spread between the forecasted collection rate and the advance rate has ranged from 20.4% to 33.0%, on an annual basis, over the last 10 years. The spread was at the high end of this range in 2010, when the competitive environment was unusually favorable, and much lower during other years (2015 through 2019) when competition was more intense. The decrease in the spread from 2018 to 2019 was the result of the performance of 2018 Consumer Loans, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019. The decrease in the spread from the first quarter of 2019 to the second quarter of 2019 was primarily the result of the performance of Consumer Loans assigned to us during the first quarter of 2019, which has exceeded our initial estimates by a greater margin than those assigned to us during the second quarter of 2019.

The following table compares our forecast of Consumer Loan collection rates as of June 30, 2019 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	June 30, 2019	Initial Forecast	Variance	June 30, 2019	Initial Forecast	Variance
2010	77.6%	73.6%	4.0%	78.7%	73.1%	5.6%
2011	74.6%	72.4%	2.2%	76.3%	72.7%	3.6%
2012	73.7%	71.3%	2.4%	75.9%	71.4%	4.5%
2013	73.5%	72.1%	1.4%	74.4%	71.6%	2.8%
2014	71.7%	71.9%	-0.2%	72.6%	70.9%	1.7%
2015	64.8%	67.5%	-2.7%	69.4%	68.5%	0.9%
2016	63.3%	65.1%	-1.8%	66.7%	66.5%	0.2%
2017	64.5%	63.8%	0.7%	66.7%	64.6%	2.1%
2018	65.0%	63.6%	1.4%	66.4%	63.5%	2.9%
2019	64.6%	64.1%	0.5%	64.9%	64.2%	0.7%

(1)	The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of June 30, 2019 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2010	77.6%	44.4%	33.2%	78.7%	47.3%	31.4%
2011	74.6%	45.1%	29.5%	76.3%	49.3%	27.0%
2012	73.7%	46.0%	27.7%	75.9%	50.0%	25.9%
2013	73.5%	47.2%	26.3%	74.4%	51.5%	22.9%
2014	71.7%	47.2%	24.5%	72.6%	51.8%	20.8%
2015	64.8%	43.4%	21.4%	69.4%	50.2%	19.2%
2016	63.3%	42.1%	21.2%	66.7%	48.6%	18.1%
2017	64.5%	42.1%	22.4%	66.7%	45.8%	20.9%
2018	65.0%	42.7%	22.3%	66.4%	45.2%	21.2%
2019	64.6%	43.2%	21.4%	64.9%	45.7%	19.2%

(1)	The forecasted collection rates and advance rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

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

The spread on Dealer Loans decreased from 22.3% in 2018 to 21.4% in 2019 as a result of the performance of 2018 Consumer Loans in our Dealer Loan portfolio, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019. The spread on Purchased Loans decreased from 21.2% in 2018 to 19.2% in 2019 primarily as a result of the performance of 2018 Consumer Loans in our Purchased Loan portfolio, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 1.9 to 1 as of June 30, 2019. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last six quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2018	18.5%	32.9%
June 30, 2018	19.8%	34.7%
September 30, 2018	9.4%	20.3%
December 31, 2018	5.9%	12.4%
March 31, 2019	0.4%	5.1%
June 30, 2019	0.0%	5.6%

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

Unit volume remained constant while dollar volume grew 5.6% during the second quarter of 2019 as the number of active Dealers grew 10.9% while average unit volume per active Dealer declined 9.3%. Dollar volume grew while unit volume remained constant during the second quarter of 2019 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to increases in the average vehicle selling price and average initial loan term and an increase in Purchased Loans as a percentage of total unit volume.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Consumer Loan unit volume	92,613	92,626	0.0%	205,457	204,971	0.2%
Active Dealers (1)	9,562	8,624	10.9%	11,303	10,231	10.5%
Average volume per active Dealer	9.7	10.7	-9.3%	18.2	20.0	-9.0%

Consumer Loan unit volume from Dealers active both periods	70,348	77,848	-9.6%	164,961	180,955	-8.8%
Dealers active both periods	5,905	5,905	—	7,296	7,296	—
Average volume per Dealer active both periods	11.9	13.2	-9.6%	22.6	24.8	-8.8%

Consumer Loan unit volume from Dealers not active both periods	22,265	14,778	50.7%	40,496	24,016	68.6%
Dealers not active both periods	3,657	2,719	34.5%	4,007	2,935	36.5%
Average volume per Dealer not active both periods	6.1	5.4	13.0%	10.1	8.2	23.2%

(1)	Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Consumer Loan unit volume from new active Dealers	4,295	3,875	10.8%	16,665	16,601	0.4%
New active Dealers (1)	1,008	911	10.6%	2,232	2,069	7.9%
Average volume per new active Dealer	4.3	4.3	0.0%	7.5	8.0	-6.3%

Attrition (2)	-16.0%	-16.9%		-11.7%	-14.3%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

(2)
Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from Dealers who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last six quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2018	70.1%	29.9%	67.4%	32.6%
June 30, 2018	69.7%	30.3%	66.8%	33.2%
September 30, 2018	69.5%	30.5%	67.0%	33.0%
December 31, 2018	69.4%	30.6%	67.4%	32.6%
March 31, 2019	67.4%	32.6%	65.0%	35.0%
June 30, 2019	66.7%	33.3%	63.7%	36.3%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of June 30, 2019 and December 31, 2018, the net Dealer Loans receivable balance was 63.8% and 65.3%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue:
Finance charges	$341.5	$289.7	$51.8	17.9%
Premiums earned	13.1	11.7	1.4	12.0%
Other income	16.0	14.0	2.0	14.3%
Total revenue	370.6	315.4	55.2	17.5%
Costs and expenses:
Salaries and wages (1)	47.3	39.7	7.6	19.1%
General and administrative (1)	16.8	12.7	4.1	32.3%
Sales and marketing (1)	17.7	17.2	0.5	2.9%
Provision for credit losses	15.4	1.8	13.6	755.6%
Interest	49.8	38.7	11.1	28.7%
Provision for claims	8.3	7.3	1.0	13.7%
Total costs and expenses	155.3	117.4	37.9	32.3%
Income before provision for income taxes	215.3	198.0	17.3	8.7%
Provision for income taxes	50.9	47.0	3.9	8.3%
Net income	$164.4	$151.0	$13.4	8.9%
Net income per share:
Basic	$8.68	$7.76	$0.92	11.9%
Diluted	$8.68	$7.75	$0.93	12.0%
Weighted average shares outstanding:
Basic	18,944,672	19,465,563	(520,891)	-2.7%
Diluted	18,949,962	19,472,164	(522,202)	-2.7%

(1) Operating expenses	$81.8	$69.6	$12.2	17.5%

Finance Charges. The increase of $51.8 million, or 17.9%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2019	2018	Change
Average net Loans receivable balance	$6,273.9	$5,202.8	$1,071.1
Average yield on our Loan portfolio	21.8%	22.3%	-0.5%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended June 30, 2019:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended June 30, 2019
Due to an increase in the average net Loans receivable balance	$59.7
Due to a decrease in the average yield	(7.9)
Total increase in finance charges	$51.8

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the three months ended June 30, 2019 decreased as compared to the same period in 2018 due to lower yields on more recent Consumer Loan assignments.

Operating Expenses.  The increase of $12.2 million, or 17.5%, was primarily due to:

•	An increase in salaries and wages expense of 19.1% ($7.6 million) comprised of the following:

◦	An increase of $5.1 million in cash-based incentive compensation expense primarily due to an improvement in Company performance measures.

◦
Excluding the change in cash-based incentive compensation expense, salaries and wages expense increased $2.5 million, primarily related to our support function as a result of an increase in the number of team members.

•	An increase in general and administrative expense of $4.1 million, or 32.3%, primarily due to increases in legal and building expenses.

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

During the three months ended June 30, 2019, overall Consumer Loan performance exceeded our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $15.4 million for the three months ended June 30, 2019, of which $14.5 million related to Dealer Loans and $0.9 million related to Purchased Loans. During the three months ended June 30, 2018, overall Consumer Loan performance exceeded our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $1.8 million for the three months ended June 30, 2018, of which $3.2 million related to Dealer Loans partially offset by a reversal of $1.4 million related to Purchased Loans.

Interest.  The increase of $11.1 million, or 28.7%, was due to increases in the average outstanding debt principal balance and our average cost of debt. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended June 30, 2019 and 2018:

(Dollars in millions)	For the Three Months Ended June 30,
	2019	2018	Change
Interest expense	$49.8	$38.7	$11.1
Average outstanding debt principal balance (1)	4,270.0	3,632.3	637.7
Average cost of debt	4.7%	4.3%	0.4%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

The increase in the average outstanding debt principal balance was primarily due to borrowings used to fund the growth in our Loan portfolio and stock repurchases. The increase in our average cost of debt was primarily the result of a change in the mix of our outstanding debt.

Provision for Income Taxes.  For the three months ended June 30, 2019, the effective income tax rate of 23.6% was generally consistent with the effective tax rate of 23.7% for the same period in 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue:
Finance charges	$663.4	$560.0	103.4	18.5%
Premiums earned	25.3	22.0	3.3	15.0%
Other income	35.7	29.0	6.7	23.1%
Total revenue	724.4	611.0	113.4	18.6%
Costs and expenses:
Salaries and wages (1)	96.0	82.2	13.8	16.8%
General and administrative (1)	30.7	27.2	3.5	12.9%
Sales and marketing (1)	36.5	35.0	1.5	4.3%
Provision for credit losses	29.9	25.2	4.7	18.7%
Interest	94.8	73.2	21.6	29.5%
Provision for claims	14.9	12.5	2.4	19.2%
Total costs and expenses	302.8	255.3	47.5	18.6%
Income before provision for income taxes	421.6	355.7	65.9	18.5%
Provision for income taxes	92.8	84.6	8.2	9.7%
Net income	$328.8	$271.1	$57.7	21.3%
Net income per share:
Basic	$17.35	$13.94	$3.41	24.5%
Diluted	$17.33	$13.92	$3.41	24.5%
Weighted average shares outstanding:
Basic	18,949,902	19,451,726	(501,824)	-2.6%
Diluted	18,976,289	19,471,959	(495,670)	-2.5%

(1) Operating expenses	$163.2	$144.4	18.8	13.0%

Finance Charges. The increase of $103.4 million, or 18.5%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Six Months Ended June 30,
	2019	2018	Change
Average net Loans receivable balance	$6,084.0	$4,991.9	$1,092.1
Average yield on our Loan portfolio	21.8%	22.4%	-0.6%

The following table summarizes the impact each component had on the overall increase in finance charges for the six months ended June 30, 2019:

(In millions)	Year over Year Change
Impact on finance charges:	For the Six Months Ended June 30, 2019
Due to an increase in the average net Loans receivable balance	$122.5
Due to a decrease in the average yield	(19.1)
Total increase in finance charges	$103.4

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the six months ended June 30, 2019 decreased as compared to the same period in 2018 due to lower yields on more recent Consumer Loan assignments.

Operating Expenses.  The increase of $18.8 million, or 13.0%, was primarily due to an increase in salaries and wages expense of $13.8 million, or 16.8%, as a result of the following:

•	An increase of $9.3 million in cash-based incentive compensation expense primarily due to an improvement in Company performance measures.

•
Excluding the change in cash-based incentive compensation expense, salaries and wages expense increased $4.5 million, related to an increase for our support function primarily as a result of an increase in the number of team members.

Provision for Credit Losses. During the six months ended June 30, 2019, overall Consumer Loan performance exceeded our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $29.9 million for the six months ended June 30, 2019, of which $26.1 million related to Dealer Loans and $3.8 million related to Purchased Loans. During the six months ended June 30, 2018, overall Consumer Loan performance exceeded our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $25.2 million for the six months ended June 30, 2018, of which $21.9 million related to Dealer Loans and $3.3 million related to Purchased Loans.

Interest.  The increase of $21.6 million, or 29.5%, was due to increases in the average outstanding debt principal balance and our average cost of debt. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the six months ended June 30, 2019 and 2018:

(Dollars in millions)	For the Six Months Ended June 30,
	2019	2018	Change
Interest expense	$94.8	$73.2	$21.6
Average outstanding debt principal balance (1)	4,144.7	3,467.7	677.0
Average cost of debt	4.6%	4.2%	0.4%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

The increase in the average outstanding debt principal balance was primarily due to borrowings used to fund the growth in our Loan portfolio and stock repurchases. The increase in our average cost of debt was primarily the result of a change in the mix of our outstanding debt.

Provision for Income Taxes.  For the six months ended June 30, 2019, the effective income tax rate decreased to 22.0% from 23.8% for the six months ended June 30, 2018. The decrease was primarily due to an increase in tax benefits related to our stock-based compensation plan, which are recognized during the first quarter of each year. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of June 30, 2019. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

On June 24, 2019, we extended the maturity of our revolving secured line of credit facility from June 22, 2021 to June 22, 2022. Following the extension, the amount of the facility is $340.0 million. There were no other material changes to the terms of the facility.

On July 12, 2019, we extended the date on which our $400.0 million Warehouse Facility II will cease to revolve from December 20, 2020 to July 12, 2022. There were no other material changes to the terms of the facility.

On July 25, 2019, we extended the date on which our $75.0 million Warehouse Facility VI will cease to revolve from September 30, 2020 to September 30, 2022. There were no other material changes to the terms of the facility.

On July 26, 2019, we increased the financing amount on Warehouse Facility IV from $250.0 million to $300.0 million and extended the date on which the facility will cease to revolve from April 30, 2020 to July 26, 2022. The interest rate on borrowings under the facility has been decreased from LIBOR plus 225 basis points to LIBOR plus 200 basis points. There were no other material changes to the terms of the facility.

On July 26, 2019, we entered into Warehouse Facility VIII, a $200.0 million revolving secured warehouse facility. The facility will cease to revolve on July 26, 2022. Borrowings under the facility will bear interest at a rate equal to LIBOR plus 190 basis points.

Cash and cash equivalents as of June 30, 2019 and December 31, 2018 was $19.7 million and $25.7 million, respectively.  As of June 30, 2019 and December 31, 2018, we had $1,050.6 million and $1,153.1 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased $401.7 million to $4,222.6 million as of June 30, 2019 from $3,820.9 million as of December 31, 2018 primarily due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of June 30, 2019 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2019	$563.8
2020	1,333.1
2021	1,471.8
2022	218.4
2023	259.5
Over five years	400.0
Total	$4,246.6

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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
4.101
Fifth Amendment to Sixth Amended and Restated Credit Agreement dated as of June 24, 2019 among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.101 to the Company’s Current Report on Form 8-K filed June 26, 2019).

4.102
Amendment No. 2 to the Sixth Amended and Restated Loan and Security Agreement dated as of July 12, 2019 among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.102 to the Company’s Current Report on Form 8-K filed July 15, 2019).

4.103	Fourth Amendment to Loan Security Agreement dated as of July 16, 2019 among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc.
4.104	Second Amendment to Loan and Security Agreement, dated as of July 18, 2019 among the Company, CAC Warehouse Funding LLC VII and Credit Suisse AG, New York Branch.
4.105
Second Amendment to Loan and Security Agreement dated as of July 25, 2019 among the Company, CAC Warehouse Funding Corporation VI and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.105 to the Company’s Current Report on Form 8-K filed July 26, 2019).

4.106
Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.107
Contribution Agreement, dated as of July 26, 2019, between the Company and CAC Warehouse Funding LLC VIII (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.108
Backup Servicer Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.109
Amended and Restated Intercreditor Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Auto Loan Trust 2016-2, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent, Citizens Bank, N.A., as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.109 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.110
First Amendment to Amended and Restated Loan and Security Agreement dated as of July 26, 2019 among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, Citizens Bank, N.A., BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.111
Amended and Restated Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed July 29, 2019).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	July 30, 2019