Form 10-Q
period 2019-09-30
CREDIT ACCEPTANCE CORP
filed 2019-11-01
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The number of shares of Common Stock, $0.01 par value, outstanding on October 22, 2019 was 18,796,754.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	September 30, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$24.7	$25.7
Restricted cash and cash equivalents	329.8	303.6
Restricted securities available for sale	59.8	58.6

Loans receivable	7,072.8	6,225.2
Allowance for credit losses	(509.1)	(461.9)
Loans receivable, net	6,563.7	5,763.3

Property and equipment, net	58.5	40.2
Income taxes receivable	10.8	7.9
Other assets	23.7	38.1
Total Assets	$7,071.0	$6,237.4

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$184.6	$186.4
Revolving secured line of credit	52.2	171.9
Secured financing	3,228.3	3,092.7
Senior notes	940.2	544.4
Mortgage note	11.5	11.9
Deferred income taxes, net	271.2	236.7
Income taxes payable	0.2	2.5
Total Liabilities	4,688.2	4,246.5

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 18,796,770 and 18,972,558 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	0.2	0.2
Paid-in capital	155.7	154.9
Retained earnings	2,226.0	1,836.1
Accumulated other comprehensive income (loss)	0.9	(0.3)
Total Shareholders' Equity	2,382.8	1,990.9
Total Liabilities and Shareholders' Equity	$7,071.0	$6,237.4

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Finance charges	$349.9	$303.0	$1,013.3	$863.0
Premiums earned	12.9	12.2	38.2	34.2
Other income	15.9	16.8	51.6	45.8
Total revenue	378.7	332.0	1,103.1	943.0
Costs and expenses:
Salaries and wages	47.9	41.1	143.9	123.3
General and administrative	17.2	14.1	47.9	41.3
Sales and marketing	16.6	16.3	53.1	51.3
Provision for credit losses	19.3	14.0	49.2	39.2
Interest	50.4	41.1	145.2	114.3
Provision for claims	8.2	7.0	23.1	19.5
Total costs and expenses	159.6	133.6	462.4	388.9
Income before provision for income taxes	219.1	198.4	640.7	554.1
Provision for income taxes	53.7	47.4	146.5	132.0
Net income	$165.4	$151.0	$494.2	$422.1
Net income per share:
Basic	$8.73	$7.76	$26.08	$21.69
Diluted	$8.73	$7.75	$26.06	$21.68
Weighted average shares outstanding:
Basic	18,944,672	19,465,563	18,948,140	19,456,389
Diluted	18,950,866	19,473,978	18,967,552	19,472,197

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$165.4	$151.0	$494.2	$422.1
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	0.1	—	1.2	(0.4)
Other comprehensive income (loss)	0.1	—	1.2	(0.4)
Comprehensive income	$165.5	$151.0	$495.4	$421.7

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended September 30, 2019
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,796,876	$0.2	$153.7	$2,060.6	$0.8	$2,215.3
Net income	—	—	—	165.4	—	165.4
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	2.0	—	—	2.0
Restricted stock awards, net of forfeitures	(106)	—	—	—	—	—
Balance, end of period	18,796,770	$0.2	$155.7	$2,226.0	$0.9	$2,382.8

(Dollars in millions)	For the Three Months Ended September 30, 2018
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	19,309,645	$0.2	$149.7	$1,660.3	$(0.6)	$1,809.6
Net income	—	—	—	151.0	—	151.0
Other comprehensive loss	—	—	—	—	—	—
Stock-based compensation	—	—	2.7	—	—	2.7
Restricted stock awards, net of forfeitures	(31)	—	—	—	—	—
Balance, end of period	19,309,614	$0.2	$152.4	$1,811.3	$(0.6)	$1,963.3

(Dollars in millions)	For the Nine Months Ended September 30, 2019
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,972,558	$0.2	$154.9	$1,836.1	$(0.3)	$1,990.9
Net income	—	—	—	494.2	—	494.2
Other comprehensive income	—	—	—	—	1.2	1.2
Stock-based compensation	—	—	5.7	—	—	5.7
Restricted stock awards, net of forfeitures	4,981	—	—	—	—	—
Repurchase of common stock	(268,611)	—	(4.9)	(104.3)	—	(109.2)
Restricted stock units converted to common stock	87,842	—	—	—	—	—
Balance, end of period	18,796,770	$0.2	$155.7	$2,226.0	$0.9	$2,382.8

(Dollars in millions)	For the Nine Months Ended September 30, 2018
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	19,310,049	$0.2	$145.5	$1,390.3	$(0.2)	$1,535.8
Net income	—	—	—	422.1	—	422.1
Other comprehensive income	—	—	—	—	(0.4)	(0.4)
Stock-based compensation	—	—	7.8	—	—	7.8
Restricted stock awards, net of forfeitures	4,311	—	—	—	—	—
Repurchase of common stock	(6,185)	—	(0.9)	(1.1)	—	(2.0)
Restricted stock units converted to common stock	1,439	—	—	—	—	—
Balance, end of period	19,309,614	$0.2	$152.4	$1,811.3	$(0.6)	$1,963.3

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$494.2	$422.1
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	49.2	39.2
Depreciation	5.3	3.9
Amortization	11.3	10.0
Provision for deferred income taxes	34.2	48.5
Stock-based compensation	5.7	7.8
Other	0.1	(0.2)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(4.8)	21.0
Increase in income taxes receivable	(2.9)	(18.0)
Decrease in income taxes payable	(2.3)	(39.7)
Decrease in other assets	18.0	6.4
Net cash provided by operating activities	608.0	501.0
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(32.8)	(35.6)
Proceeds from sale of restricted securities available for sale	24.9	17.3
Maturities of restricted securities available for sale	8.1	7.2
Principal collected on Loans receivable	2,254.9	1,949.0
Advances to Dealers	(1,901.1)	(1,870.2)
Purchases of Consumer Loans	(1,053.9)	(917.0)
Accelerated payments of Dealer Holdback	(44.1)	(41.0)
Payments of Dealer Holdback	(105.4)	(98.0)
Purchases of property and equipment	(23.6)	(22.1)
Net cash used in investing activities	(873.0)	(1,010.4)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	3,027.2	1,724.7
Repayments under revolving secured line of credit	(3,146.9)	(1,738.6)
Proceeds from secured financing	1,698.4	2,696.6
Repayments of secured financing	(1,563.0)	(1,886.0)
Proceeds from issuance of senior notes	400.0	—
Proceeds from mortgage note	—	12.0
Payments of debt issuance costs	(15.9)	(13.0)
Repurchase of common stock	(109.2)	(2.0)
Other	(0.4)	(4.8)
Net cash provided by financing activities	290.2	788.9
Net increase in cash and cash equivalents and restricted cash and cash equivalents	25.2	279.5
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	329.3	263.8
Cash and cash equivalents and restricted cash and cash equivalents end of period	$354.5	$543.3
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$141.6	$112.0
Cash paid during the period for income taxes	$116.7	$136.6

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2019 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consumer Loan Assignment Volume	2019	2018	2019	2018
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.5%	95.2%	96.0%	95.7%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2018	70.1%	29.9%	67.4%	32.6%
June 30, 2018	69.7%	30.3%	66.8%	33.2%
September 30, 2018	69.5%	30.5%	67.0%	33.0%
December 31, 2018	69.4%	30.6%	67.4%	32.6%
March 31, 2019	67.4%	32.6%	65.0%	35.0%
June 30, 2019	66.7%	33.3%	63.7%	36.3%
September 30, 2019	67.2%	32.8%	64.1%	35.9%

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

We record the amount advanced to the Dealer as a Dealer Loan, which is classified within Loans receivable in our consolidated balance sheets. Cash advanced to the Dealer is automatically assigned to the Dealer’s open pool of advances. Prior to August 5, 2019, we generally required Dealers to group advances into pools of at least 100 Consumer Loans. Beginning August 5, 2019, Dealers may also elect to close a pool containing at least 50 Consumer Loans and assign subsequent advances to a new pool. Unless we receive a request from the Dealer to keep a pool open, we automatically close each pool based on the Dealer's election. All advances within a Dealer’s pool are secured by the future collections on the related Consumer Loans assigned to the pool. For Dealers with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for Dealer Holdback. We perfect our security interest with respect to the Dealer Loans by obtaining control or taking possession of the Consumer Loans, which list us as lien holder on the vehicle title.

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

If the collections on Consumer Loans from a Dealer’s pool are not sufficient to repay the advance balance and any other amounts due to us, the Dealer will not receive Dealer Holdback. Certain events may also result in Dealers forfeiting their rights to Dealer Holdback, including becoming inactive before assigning 100 Consumer Loans.

Dealers have an opportunity to receive an accelerated Dealer Holdback payment each time a pool of Consumer Loans is closed. The amount paid to the Dealer is calculated using a formula that considers the number of Consumer Loans assigned to the pool and the related forecasted collections and advance balance.

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

Program Enrollment

Beginning August 5, 2019, Dealers may enroll in our Portfolio Program without incurring an enrollment fee. Prior to August 5, 2019, Dealers enrolled in our Portfolio Program by (1) paying an up-front, one-time fee of $9,850, or (2) agreeing to allow us to retain 50% of their accelerated Dealer Holdback payment(s) on the first 100 Consumer Loan assignments.

Access to the Purchase Program is typically only granted to Dealers that meet one of the following:

•	assigned at least 100 Consumer Loans under the Portfolio Program;

•	franchise dealership; or

•	independent dealership that meets certain criteria upon enrollment.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of September 30, 2019 and December 31, 2018, we had $24.0 million and $25.1 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of September 30, 2019 and December 31, 2018, we had $326.5 million and $303.0 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$24.7	$25.7	$195.7	$8.2
Restricted cash and cash equivalents	329.8	303.6	347.6	255.6
Total cash and cash equivalents and restricted cash and cash equivalents	$354.5	$329.3	$543.3	$263.8

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

Methodology Changes. For the three and nine months ended September 30, 2019 and 2018, we did not make any methodology changes for Loans that had a material impact on our financial statements.

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

New Accounting Update Adopted During the Current Year

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which required lessees to recognize a right-of-use asset and related lease liability for leases classified as operating leases at the commencement date that have lease terms of more than 12 months. This ASU retains the classification distinction between finance leases and operating leases. The standard required application using a retrospective transition method. Our population of leases consists of operating leases for office space and office equipment. The adoption of ASU 2016-02 on January 1, 2019 required us to record a $3.0 million right-of-use asset and a $3.2 million lease liability on our consolidated balance sheets as of September 30, 2019. The right-of-use asset and the lease liability were recognized within Other assets and Accounts payable and accrued liabilities, respectively, in our consolidated balance sheets. The adoption of ASU 2016-02 did not materially change the recognition of operating lease expense in our consolidated statements of income.

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

Application of CECL to Future Loans

We believe that Consumer Loans assigned subsequent to the adoption of ASU 2016-13 will not qualify for the PCD Method and will be accounted for as originated financial assets (“Originated Method”). While the cash flows we expect to collect at the time of assignment are significantly lower than the contractual cash flows owed to us due to credit quality, our Loans do not qualify for the PCD Method because the assignment of the Consumer Loan occurs a moment after the Consumer Loan is originated by the Dealer, so “a more-than-insignificant deterioration in credit quality since origination” has not occurred. In addition, Dealer Loans do not qualify for the PCD Method because Consumer Loans assigned under the Portfolio Program are considered to be advances under Dealer Loans originated by us rather than Consumer Loans purchased by us.

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

We believe the Originated Method will result in financial reporting that is inconsistent with the economics of our Loans as:

•	the effective interest rate will be significantly inflated for contractual amounts that were not expected to be collected at the time of assignment; and

•	the provision for credit losses expense recognized at the time of assignment does not represent an economic loss to us.

The net Loan income (finance charge revenue less provision for credit losses expense) that we will recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. While the total amount of net Loan income we will recognize over the life of the Loan is not impacted by the new guidance, the timing of when we will recognize this income changes significantly. We believe that recognizing net Loan income on a level-yield basis over the life of the Loan based on expected future net cash flows matches the economics of our business. The Originated Method diverges from economic reality by requiring us to recognize a significant provision for credit losses expense at the time of assignment for contractual amounts we never expected to realize and finance charge revenue in subsequent periods that is significantly in excess of our expected yields.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Estimated Financial Statement Impact of the Adoption of CECL

We have developed CECL models that we are running in parallel with our current accounting, and we will continue to validate and refine these models through the remainder of 2019. Provided below are our best estimates of the expected financial statement impact of the adoption of CECL based on our implementation efforts to date. These estimates are subject to further refinement based on continuing reviews of models, methodologies and judgements.

Upon adoption of CECL on January 1, 2020, we expect to increase our Loans receivable balance by approximately 30% to 40%. This increase will be offset by an increase in the related allowance for credit losses balance for an equal dollar amount and will not impact the net carrying amount of Loans (Loans receivable less allowance for credit losses) or net income. To the extent the characteristics of our Loan portfolio on January 1, 2020, differ from our current estimates, the actual increases to our Loans receivable and related allowance for credit losses balances upon adoption of CECL could vary from this expectation, and such variance could be material.

For Consumer Loans assigned subsequent to the adoption of CECL on January 1, 2020, the total amount of net Loan income we will recognize over the life of the Loan is not impacted by the adoption of CECL, but the timing of when we will recognize this income changes significantly. The provision for credit losses expense recorded at the time of assignment will vary based on the characteristics of each Consumer Loan. Based on recent Consumer Loan assignments, we estimate the provision for credit losses expense recorded at the time of assignment will be approximately 12% to 15% of the amount of the Loan at the time of assignment. An equivalent amount will be recorded as additional finance charge revenue over the life of the Loan. To the extent the characteristics of future Consumer Loan assignments differ from recent Consumer Loan assignments, the actual amount of provision for credit losses expense recorded at the time of assignment under CECL could vary from this estimate, and such variance could be material.

Given the significant change in timing of net Loan income recognition for new Consumer Loan assignments discussed above, we believe the amount of net income that we will report in 2020 under CECL will be significantly lower than what would be reported under current GAAP. The ultimate financial statement impact of CECL will depend on Consumer Loan assignment volume and the percentage of Consumer Loans assigned to us as Purchased Loans, the size and composition of our Loan portfolio, the Loan portfolio’s credit quality and economic conditions at the time of adoption as well as any refinements to our models, methodologies and judgements. Using reasonable estimates for the preceding factors, we believe 2020 net income will be approximately 30% to 60% lower under CECL than what would be reported under current GAAP, with the greatest impact occurring in the quarter of adoption. To the extent those factors differ from our current estimates, the actual impact of CECL on 2020 net income could vary from this expectation, and such variance could be material.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$24.7	$24.7	$25.7	$25.7
Restricted cash and cash equivalents	329.8	329.8	303.6	303.6
Restricted securities available for sale	59.8	59.8	58.6	58.6
Loans receivable, net	6,563.7	6,647.0	5,763.3	5,855.1
Liabilities
Revolving secured line of credit	$52.2	$52.2	$171.9	$171.9
Secured financing	3,228.3	3,292.2	3,092.7	3,100.9
Senior notes	940.2	990.9	544.4	556.3
Mortgage note	11.5	11.5	11.9	11.9

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of September 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$24.7	$—	$—	$24.7
Restricted cash and cash equivalents (1)	329.8	—	—	329.8
Restricted securities available for sale (2)	47.9	11.9	—	59.8
Loans receivable, net (1)	—	—	6,647.0	6,647.0
Liabilities
Revolving secured line of credit (1)	$—	$52.2	$—	$52.2
Secured financing (1)	—	3,292.2	—	3,292.2
Senior notes (1)	990.9	—	—	990.9
Mortgage note (1)	—	11.5	—	11.5

(In millions)	As of December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$25.7	$—	$—	$25.7
Restricted cash and cash equivalents (1)	303.6	—	—	303.6
Restricted securities available for sale (2)	47.9	10.7	—	58.6
Loans receivable, net (1)	—	—	5,855.1	5,855.1
Liabilities
Revolving secured line of credit (1)	$—	$171.9	$—	$171.9
Secured financing (1)	—	3,100.9	—	3,100.9
Senior notes (1)	556.3	—	—	556.3
Mortgage note (1)	—	11.9	—	11.9

(1)	Measured at amortized cost with fair value disclosed.

(2)	Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$24.9	$0.6	$—	$25.5
U.S. Government and agency securities	22.0	0.4	—	22.4
Asset-backed securities	11.0	0.1	—	11.1
Mortgage-backed securities	0.8	—	—	0.8
Total restricted securities available for sale	$58.7	$1.1	$—	$59.8

(In millions)	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$23.4	$—	$(0.2)	$23.2
U.S. Government and agency securities	24.8	0.1	(0.2)	24.7
Asset-backed securities	9.4	—	(0.1)	9.3
Mortgage-backed securities	1.4	—	—	1.4
Total restricted securities available for sale	$59.0	$0.1	$(0.5)	$58.6

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of September 30, 2019
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$0.9	$—	$—	$—	$0.9	$—
U.S. Government and agency securities	3.0	—	—	—	3.0	—
Asset-backed securities	0.4	—	1.0	—	1.4	—
Mortgage-backed securities	—	—	0.3	—	0.3	—
Total restricted securities available for sale	$4.3	$—	$1.3	$—	$5.6	$—

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2018
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$12.0	$(0.1)	$6.5	$(0.1)	$18.5	$(0.2)
U.S. Government and agency securities	2.2	—	10.5	(0.2)	12.7	(0.2)
Asset-backed securities	4.7	—	3.3	(0.1)	8.0	(0.1)
Mortgage-backed securities	—	—	1.4	—	1.4	—
Total restricted securities available for sale	$18.9	$(0.1)	$21.7	$(0.4)	$40.6	$(0.5)

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

(In millions)	As of
	September 30, 2019		December 31, 2018
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$6.6	$6.6	$1.7	$1.7
Over one year to five years	50.6	51.7	55.1	54.7
Over five years to ten years	1.0	1.0	0.8	0.8
Over ten years	0.5	0.5	1.4	1.4
Total restricted securities available for sale	$58.7	$59.8	$59.0	$58.6

6.           LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of September 30, 2019
	Dealer Loans	Purchased Loans	Total
Loans receivable	$4,559.3	$2,513.5	$7,072.8
Allowance for credit losses	(409.3)	(99.8)	(509.1)
Loans receivable, net	$4,150.0	$2,413.7	$6,563.7

(In millions)	As of December 31, 2018
	Dealer Loans	Purchased Loans	Total
Loans receivable	$4,141.0	$2,084.2	$6,225.2
Allowance for credit losses	(378.1)	(83.8)	(461.9)
Loans receivable, net	$3,762.9	$2,000.4	$5,763.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Three Months Ended September 30, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,466.0	$2,407.6	$6,873.6
New Consumer Loan assignments (1)	573.3	321.1	894.4
Principal collected on Loans receivable	(510.8)	(235.5)	(746.3)
Accelerated Dealer Holdback payments	16.1	—	16.1
Dealer Holdback payments	34.8	—	34.8
Transfers (2)	(20.3)	20.3	—
Write-offs	(0.3)	(0.2)	(0.5)
Recoveries (3)	0.5	0.2	0.7
Balance, end of period	$4,559.3	$2,513.5	$7,072.8

(In millions)	For the Three Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,918.4	$1,861.7	$5,780.1
New Consumer Loan assignments (1)	556.7	274.3	831.0
Principal collected on Loans receivable	(466.0)	(181.3)	(647.3)
Accelerated Dealer Holdback payments	11.6	—	11.6
Dealer Holdback payments	31.9	—	31.9
Transfers (2)	(20.2)	20.2	—
Write-offs	(2.5)	(0.2)	(2.7)
Recoveries (3)	0.3	0.3	0.6
Balance, end of period	$4,030.2	$1,975.0	$6,005.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,141.0	$2,084.2	$6,225.2
New Consumer Loan assignments (1)	1,901.1	1,053.9	2,955.0
Principal collected on Loans receivable	(1,562.2)	(692.7)	(2,254.9)
Accelerated Dealer Holdback payments	44.1	—	44.1
Dealer Holdback payments	105.4	—	105.4
Transfers (2)	(67.6)	67.6	—
Write-offs	(3.7)	(0.4)	(4.1)
Recoveries (3)	1.2	0.9	2.1
Balance, end of period	$4,559.3	$2,513.5	$7,072.8

(In millions)	For the Nine Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,518.1	$1,530.9	$5,049.0
New Consumer Loan assignments (1)	1,870.2	917.0	2,787.2
Principal collected on Loans receivable	(1,425.2)	(523.8)	(1,949.0)
Accelerated Dealer Holdback payments	41.0	—	41.0
Dealer Holdback payments	98.0	—	98.0
Transfers (2)	(53.3)	53.3	—
Write-offs	(21.3)	(3.2)	(24.5)
Recoveries (3)	2.7	0.8	3.5
Balance, end of period	$4,030.2	$1,975.0	$6,005.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans. A summary of changes in the accretable yield is as follows:

(In millions)	For the Three Months Ended September 30, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,390.4	$911.9	$2,302.3
New Consumer Loan assignments (1)	224.0	134.6	358.6
Accretion (2)	(227.6)	(124.7)	(352.3)
Provision for credit losses	17.9	1.4	19.3
Forecast changes	(4.2)	6.8	2.6
Transfers (3)	(7.9)	10.0	2.1
Balance, end of period	$1,392.6	$940.0	$2,332.6

(In millions)	For the Three Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,246.6	$708.4	$1,955.0
New Consumer Loan assignments (1)	227.8	112.6	340.4
Accretion (2)	(208.6)	(96.6)	(305.2)
Provision for credit losses	12.4	1.6	14.0
Forecast changes	(0.1)	17.2	17.1
Transfers (3)	(7.8)	10.2	2.4
Balance, end of period	$1,270.3	$753.4	$2,023.7

(In millions)	For the Nine Months Ended September 30, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,283.0	$782.5	$2,065.5
New Consumer Loan assignments (1)	759.9	438.7	1,198.6
Accretion (2)	(668.1)	(352.0)	(1,020.1)
Provision for credit losses	44.0	5.2	49.2
Forecast changes	(0.3)	32.6	32.3
Transfers (3)	(25.9)	33.0	7.1
Balance, end of period	$1,392.6	$940.0	$2,332.6

(In millions)	For the Nine Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,088.6	$576.9	$1,665.5
New Consumer Loan assignments (1)	768.1	380.2	1,148.3
Accretion (2)	(603.5)	(266.1)	(869.6)
Provision for credit losses	34.3	4.9	39.2
Forecast changes	3.5	31.0	34.5
Transfers (3)	(20.7)	26.5	5.8
Balance, end of period	$1,270.3	$753.4	$2,023.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended September 30, 2019
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$895.1	$704.4	$1,599.5
Expected net cash flows at the time of assignment (2)	797.3	455.7	1,253.0
Fair value at the time of assignment (3)	573.3	321.1	894.4

(In millions)	For the Three Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$883.1	$606.1	$1,489.2
Expected net cash flows at the time of assignment (2)	784.5	386.9	1,171.4
Fair value at the time of assignment (3)	556.7	274.3	831.0

(In millions)	For the Nine Months Ended September 30, 2019
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,982.2	$2,308.0	$5,290.2
Expected net cash flows at the time of assignment (2)	2,661.0	1,492.6	4,153.6
Fair value at the time of assignment (3)	1,901.1	1,053.9	2,955.0

(In millions)	For the Nine Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,965.7	$2,028.4	$4,994.1
Expected net cash flows at the time of assignment (2)	2,638.3	1,297.2	3,935.5
Fair value at the time of assignment (3)	1,870.2	917.0	2,787.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations. For additional information regarding credit quality, see Note 3 to the consolidated financial statements. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2019 with the forecasts as of June 30, 2019, as of December 31, 2018 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2019	June 30, 2019	December 31, 2018	Initial Forecast	June 30, 2019	December 31, 2018	Initial Forecast
2010	77.7%	77.7%	77.7%	73.6%	0.0%	0.0%	4.1%
2011	74.8%	74.8%	74.7%	72.5%	0.0%	0.1%	2.3%
2012	73.9%	73.9%	73.8%	71.4%	0.0%	0.1%	2.5%
2013	73.5%	73.5%	73.5%	72.0%	0.0%	0.0%	1.5%
2014	71.8%	71.8%	71.7%	71.8%	0.0%	0.1%	0.0%
2015	65.5%	65.5%	65.4%	67.7%	0.0%	0.1%	-2.2%
2016	64.1%	64.2%	64.2%	65.4%	-0.1%	-0.1%	-1.3%
2017	65.0%	65.1%	65.5%	64.0%	-0.1%	-0.5%	1.0%
2018	65.4%	65.5%	65.0%	63.6%	-0.1%	0.4%	1.8%
2019 (2)	64.8%	64.7%	—	64.1%	0.1%	—	0.7%

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

(2)
The forecasted collection rate for 2019 Consumer Loans as of September 30, 2019 includes both Consumer Loans that were in our portfolio as of June 30, 2019 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2019 Consumer Loan Assignment Period	September 30, 2019	June 30, 2019	Initial Forecast	June 30, 2019	Initial Forecast
January 1, 2019 through June 30, 2019	65.1%	64.7%	64.2%	0.4%	0.9%
July 1, 2019 through September 30, 2019	64.1%	—	64.0%	—	0.1%

Consumer Loans assigned in 2010 through 2013, 2017 and 2018 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2014 and 2019, actual results have been close to our initial estimates. For the three months ended September 30, 2019, forecasted collection rates improved for Consumer Loans assigned in 2019 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2019, forecasted collection rates improved for Consumer Loans assigned in 2018 and 2019, declined for Consumer Loans assigned in 2017 and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

(In millions)	As of September 30, 2019
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,585.3	$1,931.1	$3,516.4	$2,974.0	$582.4	$3,556.4
Allowance for credit losses	—	—	—	(409.3)	(99.8)	(509.1)
Loans receivable, net	$1,585.3	$1,931.1	$3,516.4	$2,564.7	$482.6	$3,047.3

(In millions)	As of December 31, 2018
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,355.1	$1,392.1	$2,747.2	$2,785.9	$692.1	$3,478.0
Allowance for credit losses	—	—	—	(378.1)	(83.8)	(461.9)
Loans receivable, net	$1,355.1	$1,392.1	$2,747.2	$2,407.8	$608.3	$3,016.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Three Months Ended September 30, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$394.0	$95.6	$489.6
Provision for credit losses	17.9	1.4	19.3
Transfers (1)	(2.8)	2.8	—
Write-offs	(0.3)	(0.2)	(0.5)
Recoveries (2)	0.5	0.2	0.7
Balance, end of period	$409.3	$99.8	$509.1

(In millions)	For the Three Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$365.9	$69.8	$435.7
Provision for credit losses	12.4	1.6	14.0
Transfers (1)	(3.1)	3.1	—
Write-offs	(2.5)	(0.2)	(2.7)
Recoveries (2)	0.3	0.3	0.6
Balance, end of period	$373.0	$74.6	$447.6

(In millions)	For the Nine Months Ended September 30, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$378.1	$83.8	$461.9
Provision for credit losses	44.0	5.2	49.2
Transfers (1)	(10.3)	10.3	—
Write-offs	(3.7)	(0.4)	(4.1)
Recoveries (2)	1.2	0.9	2.1
Balance, end of period	$409.3	$99.8	$509.1

(In millions)	For the Nine Months Ended September 30, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$366.0	$63.4	$429.4
Provision for credit losses	34.3	4.9	39.2
Transfers (1)	(8.7)	8.7	—
Write-offs	(21.3)	(3.2)	(24.5)
Recoveries (2)	2.7	0.8	3.5
Balance, end of period	$373.0	$74.6	$447.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net assumed written premiums	$11.4	$12.9	$39.1	$43.3
Net premiums earned	12.9	12.2	38.2	34.2
Provision for claims	8.2	7.0	23.1	19.5
Amortization of capitalized acquisition costs	0.2	0.3	0.9	0.8

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	September 30, 2019	December 31, 2018
Trust assets	Restricted cash and cash equivalents	$0.4	$0.3
Trust assets	Restricted securities available for sale	59.8	58.6
Unearned premium	Accounts payable and accrued liabilities	44.2	43.3
Claims reserve (1)	Accounts payable and accrued liabilities	2.0	1.6

(1)	The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Ancillary product profit sharing	$8.8	$8.7	$27.3	$20.9
Remarketing fees	3.0	2.8	9.5	8.9
Interest	2.0	1.4	6.7	3.6
Dealer enrollment fees	1.4	1.0	3.5	3.3
Dealer support products and services	0.6	1.0	2.0	3.4
GPS-SID fees	—	1.4	1.9	5.3
Other	0.1	0.5	0.7	0.4
Total	$15.9	$16.8	$51.6	$45.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Dealer enrollment fees include fees from Dealers that enrolled in our Portfolio Program prior to August 5, 2019. Depending on the enrollment option selected by the Dealer, Dealers may have enrolled by paying us an upfront, one-time fee, or by agreeing to allow us to retain 50% of their accelerated Dealer Holdback payment(s) on the first 100 Consumer Loan assignments. For additional information regarding program enrollment, see Note 2 to the consolidated financial statements. A portion of the $9,850 upfront, one-time fee is considered to be Dealer support products and services revenue. The remaining portion of the $9,850 fee is considered to be a Dealer enrollment fee, which is amortized on a straight-line basis over the estimated life of the Dealer relationship. The 50% portion of the accelerated Dealer Holdback payment(s) on the first 100 Consumer Loan assignments is also considered to be a Dealer enrollment fee.  We do not recognize any of this Dealer enrollment fee until the Dealer has met the eligibility requirements to receive an accelerated Dealer Holdback payment and the amount of the first payment, if any, has been calculated. Once an accelerated Dealer Holdback payment has been calculated, we defer the 50% portion that we keep and recognize it on a straight-line basis over the remaining estimated life of the Dealer relationship. Beginning August 5, 2019, Dealers may enroll in our Portfolio Program without incurring an enrollment fee.

Dealer support products and services consist of income earned from products and services provided to Dealers to assist with their operations, including sales and marketing, purchasing supplies and materials and acquiring vehicle inventory. Income is recognized in the period the product or service is provided.

GPS-SID fees consist of fees we received from a TPP for providing Dealers in certain states the ability to purchase GPS Starter Interrupt Devices ("GPS-SID"). Through this program, Dealers can install GPS-SID on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle.  Dealers purchased GPS-SID directly from the TPP and the TPP paid us a vendor fee for each device sold. GPS-SID fee income was recognized when the units were sold. Effective during the second quarter of 2019, we no longer provide Dealers the ability to purchase GPS-SID through this program. We allowed Dealers to install previously purchased GPS-SID on vehicles financed by us until September 1, 2019.

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended September 30, 2019
	Ancillary product profit sharing	Remarketing fees	Interest	Dealer enrollment fees	Dealer support products and services	GPS-SID fees	Other	Total Other Income
Source of income
Third Party Providers	$8.8	$—	$2.0	$—	$—	$—	$0.1	$10.9
Dealers	—	3.0	—	1.4	0.6	—	—	5.0
Total	$8.8	$3.0	$2.0	$1.4	$0.6	$—	$0.1	$15.9

Timing of revenue recognition
Over time	$8.8	$—	$2.0	$1.4	$—	$—	$—	$12.2
At a point in time	—	3.0	—	—	0.6	—	0.1	3.7
Total	$8.8	$3.0	$2.0	$1.4	$0.6	$—	$0.1	$15.9

(In millions)	For the Nine Months Ended September 30, 2019
	Ancillary product profit sharing	Remarketing fees	Interest	Dealer enrollment fees	Dealer support products and services	GPS-SID fees	Other	Total Other Income
Source of income
Third Party Providers	$27.3	$—	$6.7	$—	$—	$1.9	$0.7	$36.6
Dealers	—	9.5	—	3.5	2.0	—	—	15.0
Total	$27.3	$9.5	$6.7	$3.5	$2.0	$1.9	$0.7	$51.6

Timing of revenue recognition
Over time	$27.3	$—	$6.7	$3.5	$—	$—	$—	$37.5
At a point in time	—	9.5	—	—	2.0	1.9	0.7	14.1
Total	$27.3	$9.5	$6.7	$3.5	$2.0	$1.9	$0.7	$51.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

9.           DEBT

Debt consists of the following:

(In millions)	As of September 30, 2019
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$52.2	$—	$—	$52.2
Secured financing (2)	3,244.1	(15.8)	—	3,228.3
Senior notes	950.0	(8.9)	(0.9)	940.2
Mortgage note	11.5	—	—	11.5
Total debt	$4,257.8	$(24.7)	$(0.9)	$4,232.2

(In millions)	As of December 31, 2018
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$171.9	$—	$—	$171.9
Secured financing (2)	3,108.7	(16.0)	—	3,092.7
Senior notes	550.0	(4.5)	(1.1)	544.4
Mortgage note	11.9	—	—	11.9
Total debt	$3,842.5	$(20.5)	$(1.1)	$3,820.9

(1)	Excludes deferred debt issuance costs of $3.5 million and $2.9 million as of September 30, 2019 and December 31, 2018, respectively, which are included in other assets.

(2)	Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

General information for each of our financing transactions in place as of September 30, 2019 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of September 30, 2019
Revolving Secured Line of Credit	n/a	06/22/2022		$340.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	07/12/2022	(2)	400.0	LIBOR plus 175 basis points (3)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	07/26/2022	(2)	300.0	LIBOR plus 200 basis points (3)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	08/17/2021	(4)	100.0	LIBOR plus 190 basis points (3)
Warehouse Facility VI (1)	CAC Warehouse Funding LLC VI	09/30/2022	(2)	75.0	LIBOR plus 200 basis points
Warehouse Facility VII (1)	CAC Warehouse Funding LLC VII	12/17/2020	(5)	150.0	Commercial paper rate plus 200 basis points (3)
Warehouse Facility VIII (1)	CAC Warehouse Funding LLC VIII	07/26/2022	(2)	200.0	LIBOR plus 190 basis points (3)
Term ABS 2016-3 (1)	Credit Acceptance Funding LLC 2016-3	10/15/2018	(2)	350.0	Fixed rate
Term ABS 2017-1 (1)	Credit Acceptance Funding LLC 2017-1	02/15/2019	(2)	350.0	Fixed rate
Term ABS 2017-2 (1)	Credit Acceptance Funding LLC 2017-2	06/17/2019	(2)	450.0	Fixed rate
Term ABS 2017-3 (1)	Credit Acceptance Funding LLC 2017-3	10/15/2019	(2)	350.0	Fixed rate
Term ABS 2018-1 (1)	Credit Acceptance Funding LLC 2018-1	02/17/2020	(2)	500.0	Fixed rate
Term ABS 2018-2 (1)	Credit Acceptance Funding LLC 2018-2	05/15/2020	(2)	450.0	Fixed rate
Term ABS 2018-3 (1)	Credit Acceptance Funding LLC 2018-3	08/17/2020	(2)	398.3	Fixed rate
Term ABS 2019-1 (1)	Credit Acceptance Funding LLC 2019-1	02/15/2021	(2)	402.5	Fixed rate
Term ABS 2019-2 (1)	Credit Acceptance Funding LLC 2019-2	08/15/2022	(6)	500.0	Fixed rate
2021 Senior Notes	n/a	02/15/2021		300.0	Fixed rate
2023 Senior Notes	n/a	03/15/2023		250.0	Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0	Fixed rate
Mortgage Note	Chapter 4 Properties, LLC	08/06/2023		12.0	LIBOR plus 150 basis points

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.

(3)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on August 17, 2023 will be due on that date.

(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on December 17, 2022 will be due on that date.

(6)
Represents the revolving maturity date. The Company has the option to redeem and retire the indebtedness after the revolving maturity date. If we do not elect this option, the outstanding balance will amortize based on the cash flows of the pledged assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revolving Secured Line of Credit
Maximum outstanding principal balance	$193.3	$153.9	$282.9	$265.4
Average outstanding principal balance	71.1	22.2	80.1	44.8
Warehouse Facility II
Maximum outstanding principal balance	201.0	201.0	201.0	201.0
Average outstanding principal balance	126.7	4.4	102.8	4.4
Warehouse Facility IV
Maximum outstanding principal balance	—	—	100.0	99.0
Average outstanding principal balance	—	—	1.5	0.7
Warehouse Facility V
Maximum outstanding principal balance	35.0	97.3	35.0	99.0
Average outstanding principal balance	3.4	2.1	1.2	1.4
Warehouse Facility VI
Maximum outstanding principal balance	—	—	—	75.0
Average outstanding principal balance	—	—	—	0.5
Warehouse Facility VII
Maximum outstanding principal balance	50.0	100.0	101.5	150.0
Average outstanding principal balance	23.9	2.2	9.4	10.4
Warehouse Facility VIII
Maximum outstanding principal balance	75.0	—	75.0	—
Average outstanding principal balance	12.7	—	12.7	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2019	December 31, 2018
Revolving Secured Line of Credit
Principal balance outstanding	$52.2	$171.9
Amount available for borrowing (1)	287.8	178.1
Interest rate	3.89%	4.38%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	250.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	0.1
Interest rate	—%	—%
Warehouse Facility VII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	150.0	150.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	—
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2016-1
Principal balance outstanding	$—	$125.3
Loans pledged as collateral	—	320.8
Restricted cash and cash equivalents pledged as collateral	—	29.6
Interest rate	—%	4.41%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2016-2
Principal balance outstanding	$—	$184.5
Loans pledged as collateral	—	335.0
Restricted cash and cash equivalents pledged as collateral	—	28.3
Interest rate	—%	3.20%
Term ABS 2016-3
Principal balance outstanding	$102.5	$300.6
Loans pledged as collateral	254.3	392.7
Restricted cash and cash equivalents pledged as collateral	26.2	30.7
Interest rate	3.29%	2.59%
Term ABS 2017-1
Principal balance outstanding	$181.3	$350.0
Loans pledged as collateral	331.1	429.8
Restricted cash and cash equivalents pledged as collateral	29.5	30.9
Interest rate	2.98%	2.78%
Term ABS 2017-2
Principal balance outstanding	$359.5	$450.0
Loans pledged as collateral	482.6	548.4
Restricted cash and cash equivalents pledged as collateral	40.8	39.4
Interest rate	2.77%	2.72%
Term ABS 2017-3
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	424.5	426.1
Restricted cash and cash equivalents pledged as collateral	33.0	28.6
Interest rate	2.88%	2.88%
Term ABS 2018-1
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	609.1	614.5
Restricted cash and cash equivalents pledged as collateral	46.4	41.8
Interest rate	3.24%	3.24%
Term ABS 2018-2
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	550.5	552.2
Restricted cash and cash equivalents pledged as collateral	40.2	36.3
Interest rate	3.68%	3.68%
Term ABS 2018-3
Principal balance outstanding	$398.3	$398.3
Loans pledged as collateral	498.6	578.8
Restricted cash and cash equivalents pledged as collateral	35.1	33.6
Interest rate	3.72%	3.72%
Term ABS 2019-1
Principal balance outstanding	$402.5	$—
Loans pledged as collateral	491.0	—
Restricted cash and cash equivalents pledged as collateral	34.1	—
Interest rate	3.53%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2019-2
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	642.0	—
Restricted cash and cash equivalents pledged as collateral	40.1	—
Interest rate	3.13%	—%
2021 Senior Notes
Principal balance outstanding	$300.0	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Principal balance outstanding	$250.0	$250.0
Interest rate	7.375%	7.375%
2026 Senior Notes
Principal balance outstanding	$400.0	$—
Interest rate	6.625%	—%
Mortgage Note
Principal balance outstanding	$11.5	$11.9
Interest rate	3.73%	3.85%

(1)	Availability may be limited by the amount of assets pledged as collateral.

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

Warehouse Facilities

We have six Warehouse facilities with total borrowing capacity of $1,225.0 million. Each of the facilities is with a different lender or group of lenders. Under each Warehouse facility, we can contribute Loans to our wholly-owned subsidiaries in return for cash and equity in each subsidiary. In turn, each subsidiary pledges the Loans as collateral to lenders to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to each subsidiary under the applicable facility is generally limited to the lesser of 80% of the value of the contributed Loans, as defined in the agreements, plus the restricted cash and cash equivalents pledged as collateral on such Loans or the facility limit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term
ABS 2019-2, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2019-2 transaction pledged the Loans to a lender. The Term ABS 2016-3, 2017-1, 2017-2, 2017-3, 2018-1, 2018-2, 2018-3 and 2019-1 transactions each consist of three classes of notes.

Each financing at the time of issuance has a specified revolving period during which we are likely to contribute additional Loans to each Funding LLC. Each Funding LLC will then contribute the Loans to its respective trust.  At the end of the applicable revolving period, the debt outstanding under each financing will begin to amortize.

The financings create indebtedness for which the trusts or Funding LLCs are liable and which is secured by all the assets of each trust or Funding LLC. Such indebtedness is non-recourse to us, even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs. Because the Funding LLCs are organized as legal entities separate from us, their assets (including the contributed Loans) are not available to our creditors. We receive a monthly servicing fee on each financing equal to 6% of the collections received with respect to the contributed Loans. The fee is paid out of the collections. Except for the servicing fee and Dealer Holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied. However, in our capacity as servicer of the Loans, we do have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances. For those Funding LLCs with a trust, when the trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. For all Funding LLCs, after the indebtedness is paid in full, any remaining collections will ultimately be available to be distributed to us as the sole member of the respective Funding LLC.

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2016-3	October 27, 2016	$437.8	Through October 15, 2018
Term ABS 2017-1	February 23, 2017	437.8	Through February 15, 2019
Term ABS 2017-2	June 29, 2017	563.2	Through June 17, 2019
Term ABS 2017-3	October 26, 2017	437.6	Through October 15, 2019
Term ABS 2018-1	February 22, 2018	625.1	Through February 17, 2020
Term ABS 2018-2	May 24, 2018	562.6	Through May 15, 2020
Term ABS 2018-3	August 23, 2018	500.1	Through August 17, 2020
Term ABS 2019-1	February 21, 2019	503.1	Through February 15, 2021
Term ABS 2019-2	August 28, 2019	625.1	Through August 15, 2022

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

Debt Covenants

As of September 30, 2019, we were in compliance with our covenants under the revolving secured line of credit facility, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock.

Our Warehouse facilities and Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of September 30, 2019, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of September 30, 2019 and December 31, 2018:

(Dollars in millions)
As of September 30, 2019
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

300.0	Warehouse Facility IV	Cap Floating Rate	05/2017	04/2021	100.0	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
		Cap Floating Rate	07/2019	07/2023	50.0	6.50%
					300.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	150.0	5.50%
200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%

(Dollars in millions)
As of December 31, 2018
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

250.0	Warehouse Facility IV	Cap Floating Rate	04/2016	04/2019	25.0	5.50%
		Cap Floating Rate	05/2017	04/2021	75.0	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
					250.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	150.0	5.50%
125.3	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	64.2	5.00%

(1)	Rate excludes the spread over the LIBOR rate.

The interest rate caps have not been designated as hedging instruments. As of September 30, 2019 and December 31, 2018, the interest rate caps had a fair value of $0.1 million and $0.0 million, respectively, as the capped rates were significantly above market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes	3.3%	2.5%	2.9%	2.5%
Excess tax benefits from stock-based compensation plans	—%	—%	-1.2%	—%
Other	0.2%	0.4%	0.2%	0.3%
Effective income tax rate	24.5%	23.9%	22.9%	23.8%

State income taxes

The increases in the effective state income tax rates for the three and nine months ended September 30, 2019, compared to the same periods in 2018, were primarily due to higher effective income tax rates in certain state tax jurisdictions.

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

12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares outstanding:
Common shares	18,659,113	19,158,654	18,662,610	19,157,004
Vested restricted stock units	285,559	306,909	285,530	299,385
Basic number of weighted average shares outstanding	18,944,672	19,465,563	18,948,140	19,456,389
Dilutive effect of restricted stock and restricted stock units	6,194	8,415	19,412	15,808
Dilutive number of weighted average shares outstanding	18,950,866	19,473,978	18,967,552	19,472,197

For the three and nine months ended September 30, 2019 and 2018, there were no shares of restricted stock or restricted stock units that would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

13.         STOCK REPURCHASES

There were no stock repurchases for the three months ended September 30, 2019 and 2018. The following table summarizes our stock repurchases for the nine months ended September 30, 2019 and 2018:

(Dollars in millions)	For the Nine Months Ended September 30,
	2019		2018
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	225,915	$91.0	—	$—
Other (2)	42,696	18.2	6,185	2.0
Total	268,611	$109.2	6,185	$2.0

(1)
Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On February 13, 2017, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of September 30, 2019, we had authorization to repurchase 213,550 shares of our common stock.

(2)
Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock	$0.8	$0.7	$2.3	$2.1
Restricted stock units	1.2	2.0	3.4	5.7
Total	$2.0	$2.7	$5.7	$7.8

A summary of the non-vested restricted stock activity is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2018	150,647	$117.41
Granted	5,301	441.54
Vested	(17,971)	148.14
Forfeited	(320)	372.15
Non-vested as of September 30, 2019	137,657	$125.29

A summary of the restricted stock unit activity is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2018	516,773	$127.07
Granted	3,000	453.64
Converted	(87,842)	106.54
Forfeited	(3,100)	206.45
Outstanding as of September 30, 2019	428,831	$132.99

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
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

For the three months ended September 30, 2019 consolidated net income was $165.4 million, or $8.73 per diluted share, compared to $151.0 million, or $7.75 per diluted share, for the same period in 2018. For the nine months ended September 30, 2019, consolidated net income was $494.2 million, or $26.06 per diluted share, compared to $422.1 million, or $21.68 per diluted share, for the same period in 2018. The increases in consolidated net income for the three and nine months ended September 30, 2019 were primarily due to an increase in the average balance of our Loan portfolio.

The Financial Accounting Standards Board issued a new accounting standard (known as CECL) that will change how we account for our Loans effective January 1, 2020. The net Loan income (finance charge revenue less provision for credit losses) that we will recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. While the total amount of net Loan income we will recognize over the life of the Loan is not impacted by CECL, the timing of when we will recognize this income changes significantly. We believe that recognizing net Loan income on a level-yield basis over the life of the Loan based on expected future net cash flows matches the economics of our business. CECL diverges from economic reality by requiring us to recognize a significant provision for credit losses at the time of assignment for amounts we never expected to realize and finance charge revenue in subsequent periods that is significantly in excess of our expected yields. Given the significant change in timing of net Loan income recognition, we believe the amount of net income that we will report in 2020 under CECL will be significantly lower than what would be reported under current GAAP. The ultimate financial statement impact of CECL will depend on Consumer Loan assignment volume and the percentage of Consumer Loans assigned to us as Purchased Loans, the size and composition of our Loan portfolio, the Loan portfolio’s credit quality and economic conditions at the time of adoption as well as any refinements to our models, methodologies and judgements. Using reasonable estimates for the preceding factors, we believe 2020 net income will be approximately 30% to 60% lower under CECL than what would be reported under current GAAP, with the greatest impact occurring in the quarter of adoption. To the extent those factors differ from our current estimates, the actual impact of CECL on 2020 net income could vary from this expectation, and such variance could be material. For additional information, see Note 3 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2019 with the forecasts as of June 30, 2019, as of December 31, 2018 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2019	June 30, 2019	December 31, 2018	Initial Forecast	June 30, 2019	December 31, 2018	Initial Forecast
2010	77.7%	77.7%	77.7%	73.6%	0.0%	0.0%	4.1%
2011	74.8%	74.8%	74.7%	72.5%	0.0%	0.1%	2.3%
2012	73.9%	73.9%	73.8%	71.4%	0.0%	0.1%	2.5%
2013	73.5%	73.5%	73.5%	72.0%	0.0%	0.0%	1.5%
2014	71.8%	71.8%	71.7%	71.8%	0.0%	0.1%	0.0%
2015	65.5%	65.5%	65.4%	67.7%	0.0%	0.1%	-2.2%
2016	64.1%	64.2%	64.2%	65.4%	-0.1%	-0.1%	-1.3%
2017	65.0%	65.1%	65.5%	64.0%	-0.1%	-0.5%	1.0%
2018	65.4%	65.5%	65.0%	63.6%	-0.1%	0.4%	1.8%
2019 (2)	64.8%	64.7%	—	64.1%	0.1%	—	0.7%

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

(2)
The forecasted collection rate for 2019 Consumer Loans as of September 30, 2019 includes both Consumer Loans that were in our portfolio as of June 30, 2019 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2019 Consumer Loan Assignment Period	September 30, 2019	June 30, 2019	Initial Forecast	June 30, 2019	Initial Forecast
January 1, 2019 through June 30, 2019	65.1%	64.7%	64.2%	0.4%	0.9%
July 1, 2019 through September 30, 2019	64.1%	—	64.0%	—	0.1%

Consumer Loans assigned in 2010 through 2013, 2017 and 2018 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2014 and 2019, actual results have been close to our initial estimates. For the three months ended September 30, 2019, forecasted collection rates improved for Consumer Loans assigned in 2019 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2019, forecasted collection rates improved for Consumer Loans assigned in 2018 and 2019, declined for Consumer Loans assigned in 2017 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three and nine months ended September 30, 2019 and 2018 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Increase (Decrease) in Forecasted Net Cash Flows	2019	2018	2019	2018
Dealer Loans	$(4.2)	$(0.1)	$(0.3)	$3.5
Purchased Loans	6.8	17.2	32.6	31.0
Total Loans	$2.6	$17.1	$32.3	$34.5

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2010	$14,480	$6,473	41
2011	15,686	7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019 (3)	22,942	10,098	57

(1)	Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.

(2)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(3)
The averages for 2019 Consumer Loans include both Consumer Loans that were in our portfolio as of June 30, 2019 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2019 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2019 through June 30, 2019	$22,740	$10,023	57
July 1, 2019 through September 30, 2019	23,423	10,275	58

Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2019. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of September 30, 2019
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2010	77.7%	44.7%	33.0%	99.8%
2011	74.8%	45.5%	29.3%	99.5%
2012	73.9%	46.3%	27.6%	99.2%
2013	73.5%	47.6%	25.9%	98.7%
2014	71.8%	47.7%	24.1%	97.6%
2015	65.5%	44.5%	21.0%	93.2%
2016	64.1%	43.8%	20.3%	81.9%
2017	65.0%	43.2%	21.8%	64.1%
2018	65.4%	43.5%	21.9%	38.5%
2019 (3)	64.8%	44.0%	20.8%	11.2%

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

(3)
The forecasted collection rate, advance rate and spread for 2019 Consumer Loans as of September 30, 2019 include both Consumer Loans that were in our portfolio as of June 30, 2019 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates and spreads for each of these segments:

	As of September 30, 2019
2019 Consumer Loan Assignment Period	Forecasted Collection %	Advance %	Spread %
January 1, 2019 through June 30, 2019	65.1%	44.1%	21.0%
July 1, 2019 through September 30, 2019	64.1%	43.9%	20.2%

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

The spread between the forecasted collection rate and the advance rate has ranged from 20.3% to 33.0%, on an annual basis, over the last 10 years. The spread was at the high end of this range in 2010, when the competitive environment was unusually favorable, and much lower during other years (2015 through 2019) when competition was more intense. The decrease in the spread from 2018 to 2019 was the result of the performance of 2018 Consumer Loans, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019. The decrease in the spread from the first half of 2019 to the third quarter of 2019 was the result of the performance of Consumer Loans assigned to us during the first half of 2019, which has exceeded our initial estimates by a greater margin than those assigned to us during the third quarter of 2019.

The following table compares our forecast of Consumer Loan collection rates as of September 30, 2019 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	September 30, 2019	Initial Forecast	Variance	September 30, 2019	Initial Forecast	Variance
2010	77.6%	73.6%	4.0%	78.7%	73.1%	5.6%
2011	74.6%	72.4%	2.2%	76.3%	72.7%	3.6%
2012	73.7%	71.3%	2.4%	75.9%	71.4%	4.5%
2013	73.4%	72.1%	1.3%	74.4%	71.6%	2.8%
2014	71.6%	71.9%	-0.3%	72.6%	70.9%	1.7%
2015	64.8%	67.5%	-2.7%	69.3%	68.5%	0.8%
2016	63.3%	65.1%	-1.8%	66.7%	66.5%	0.2%
2017	64.3%	63.8%	0.5%	66.5%	64.6%	1.9%
2018	65.0%	63.6%	1.4%	66.3%	63.5%	2.8%
2019	64.6%	64.0%	0.6%	65.2%	64.2%	1.0%

(1)	The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of September 30, 2019 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2010	77.6%	44.4%	33.2%	78.7%	47.3%	31.4%
2011	74.6%	45.1%	29.5%	76.3%	49.3%	27.0%
2012	73.7%	46.0%	27.7%	75.9%	50.0%	25.9%
2013	73.4%	47.2%	26.2%	74.4%	51.5%	22.9%
2014	71.6%	47.2%	24.4%	72.6%	51.8%	20.8%
2015	64.8%	43.4%	21.4%	69.3%	50.2%	19.1%
2016	63.3%	42.1%	21.2%	66.7%	48.6%	18.1%
2017	64.3%	42.1%	22.2%	66.5%	45.8%	20.7%
2018	65.0%	42.7%	22.3%	66.3%	45.2%	21.1%
2019	64.6%	43.1%	21.5%	65.2%	45.7%	19.5%

(1)	The forecasted collection rates and advance rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

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

The spread on Dealer Loans decreased from 22.3% in 2018 to 21.5% in 2019 as a result of the performance of 2018 Consumer Loans in our Dealer Loan portfolio, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019. The spread on Purchased Loans decreased from 21.1% in 2018 to 19.5% in 2019 primarily as a result of the performance of 2018 Consumer Loans in our Purchased Loan portfolio, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 1.8 to 1 as of September 30, 2019. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last seven quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2018	18.5%	32.9%
June 30, 2018	19.8%	34.7%
September 30, 2018	9.4%	20.3%
December 31, 2018	5.9%	12.4%
March 31, 2019	0.4%	5.1%
June 30, 2019	0.0%	5.6%
September 30, 2019	0.4%	7.6%

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

Unit and dollar volumes grew 0.4% and 7.6%, respectively, during the third quarter of 2019 as the number of active Dealers grew 10.0% while average unit volume per active Dealer declined 9.1%. Dollar volume grew faster than unit volume during the third quarter of 2019 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to increases in the average vehicle selling price and average initial loan term and an increase in Purchased Loans as a percentage of total unit volume. Unit volume for the one month ended October 31, 2019 declined 6.2% as compared to the same period in 2018.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Consumer Loan unit volume	86,331	86,005	0.4%	291,788	290,976	0.3%
Active Dealers (1)	9,555	8,684	10.0%	12,553	11,390	10.2%
Average volume per active Dealer	9.0	9.9	-9.1%	23.2	25.5	-9.0%

Consumer Loan unit volume from Dealers active both periods	65,264	72,044	-9.4%	242,418	262,703	-7.7%
Dealers active both periods	5,900	5,900	—	8,294	8,294	—
Average volume per Dealer active both periods	11.1	12.2	-9.4%	29.2	31.7	-7.7%

Consumer Loan unit volume from Dealers not active both periods	21,067	13,961	50.9%	49,370	28,273	74.6%
Dealers not active both periods	3,655	2,784	31.3%	4,259	3,096	37.6%
Average volume per Dealer not active both periods	5.8	5.0	16.0%	11.6	9.1	27.5%

(1)	Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Consumer Loan unit volume from new active Dealers	3,455	3,785	-8.7%	30,632	30,477	0.5%
New active Dealers (1)	951	936	1.6%	3,183	3,005	5.9%
Average volume per new active Dealer	3.6	4.0	-10.0%	9.6	10.1	-5.0%

Attrition (2)	-16.2%	-16.7%		-9.7%	-11.9%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

(2)
Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from Dealers who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last seven quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2018	70.1%	29.9%	67.4%	32.6%
June 30, 2018	69.7%	30.3%	66.8%	33.2%
September 30, 2018	69.5%	30.5%	67.0%	33.0%
December 31, 2018	69.4%	30.6%	67.4%	32.6%
March 31, 2019	67.4%	32.6%	65.0%	35.0%
June 30, 2019	66.7%	33.3%	63.7%	36.3%
September 30, 2019	67.2%	32.8%	64.1%	35.9%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of September 30, 2019 and December 31, 2018, the net Dealer Loans receivable balance was 63.2% and 65.3%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue:
Finance charges	$349.9	$303.0	$46.9	15.5%
Premiums earned	12.9	12.2	0.7	5.7%
Other income	15.9	16.8	(0.9)	-5.4%
Total revenue	378.7	332.0	46.7	14.1%
Costs and expenses:
Salaries and wages (1)	47.9	41.1	6.8	16.5%
General and administrative (1)	17.2	14.1	3.1	22.0%
Sales and marketing (1)	16.6	16.3	0.3	1.8%
Provision for credit losses	19.3	14.0	5.3	37.9%
Interest	50.4	41.1	9.3	22.6%
Provision for claims	8.2	7.0	1.2	17.1%
Total costs and expenses	159.6	133.6	26.0	19.5%
Income before provision for income taxes	219.1	198.4	20.7	10.4%
Provision for income taxes	53.7	47.4	6.3	13.3%
Net income	$165.4	$151.0	$14.4	9.5%
Net income per share:
Basic	$8.73	$7.76	$0.97	12.5%
Diluted	$8.73	$7.75	$0.98	12.6%
Weighted average shares outstanding:
Basic	18,944,672	19,465,563	(520,891)	-2.7%
Diluted	18,950,866	19,473,978	(523,112)	-2.7%

(1) Operating expenses	$81.7	$71.5	$10.2	14.3%

Finance Charges. The increase of $46.9 million, or 15.5%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2019	2018	Change
Average net Loans receivable balance	$6,480.4	$5,458.3	$1,022.1
Average yield on our Loan portfolio	21.6%	22.2%	-0.6%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended September 30, 2019:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2019
Due to an increase in the average net Loans receivable balance	$56.7
Due to a decrease in the average yield	(9.8)
Total increase in finance charges	$46.9

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the three months ended September 30, 2019 decreased as compared to the same period in 2018 due to lower yields on more recent Consumer Loan assignments.

Operating Expenses. The increase of $10.2 million, or 14.3%, was primarily due to:

•	An increase in salaries and wages expense of $6.8 million, or 16.5%, comprised of the following:

•	An increase of $4.2 million in cash-based incentive compensation expense primarily due to an improvement in Company performance measures.

•
Excluding the change in cash-based incentive compensation expense, salaries and wages expense increased $2.6 million, primarily related to our support function primarily as a result of an increase in the number of team members.

•	An increase in general and administrative expense of $3.1 million, or 22.0%, primarily due to increases in legal and building expenses.

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

During the three months ended September 30, 2019, overall Consumer Loan performance was consistent with our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $19.3 million for the three months ended September 30, 2019, of which $17.9 million related to Dealer Loans and $1.4 million related to Purchased Loans. During the three months ended September 30, 2018, overall Consumer Loan performance was consistent with our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $14.0 million for the three months ended September 30, 2018, of which $12.4 million related to Dealer Loans and $1.6 million related to Purchased Loans.

Interest. The increase of $9.3 million, or 22.6%, was due to increases in the average outstanding debt principal balance and our average cost of debt. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended September 30, 2019 and 2018:

(Dollars in millions)	For the Three Months Ended September 30,
	2019	2018	Change
Interest expense	$50.4	$41.1	$9.3
Average outstanding debt principal balance (1)	4,255.5	3,807.6	447.9
Average cost of debt	4.7%	4.3%	0.4%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

The increase in the average outstanding debt principal balance was primarily due to borrowings used to fund the growth in our Loan portfolio and stock repurchases. The increase in our average cost of debt was primarily the result of a change in the mix of our outstanding debt.

Provision for Income Taxes. For the three months ended September 30, 2019, the effective income tax rate increased to 24.5% from 23.9% for the three months ended September 30, 2018. The increase was primarily due to higher effective income tax rates in certain state tax jurisdictions.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenue:
Finance charges	$1,013.3	$863.0	$150.3	17.4%
Premiums earned	38.2	34.2	4.0	11.7%
Other income	51.6	45.8	5.8	12.7%
Total revenue	1,103.1	943.0	160.1	17.0%
Costs and expenses:
Salaries and wages (1)	143.9	123.3	20.6	16.7%
General and administrative (1)	47.9	41.3	6.6	16.0%
Sales and marketing (1)	53.1	51.3	1.8	3.5%
Provision for credit losses	49.2	39.2	10.0	25.5%
Interest	145.2	114.3	30.9	27.0%
Provision for claims	23.1	19.5	3.6	18.5%
Total costs and expenses	462.4	388.9	73.5	18.9%
Income before provision for income taxes	640.7	554.1	86.6	15.6%
Provision for income taxes	146.5	132.0	14.5	11.0%
Net income	$494.2	$422.1	$72.1	17.1%
Net income per share:
Basic	$26.08	$21.69	$4.39	20.2%
Diluted	$26.06	$21.68	$4.38	20.2%
Weighted average shares outstanding:
Basic	18,948,140	19,456,389	(508,249)	-2.6%
Diluted	18,967,552	19,472,197	(504,645)	-2.6%

(1) Operating expenses	$244.9	$215.9	29.0	13.4%

Finance Charges. The increase of $150.3 million, or 17.4%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2019	2018	Change
Average net Loans receivable balance	$6,216.2	$5,147.4	$1,068.8
Average yield on our Loan portfolio	21.7%	22.4%	-0.7%

The following table summarizes the impact each component had on the overall increase in finance charges for the nine months ended September 30, 2019:

(In millions)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2019
Due to an increase in the average net Loans receivable balance	$179.2
Due to a decrease in the average yield	(28.9)
Total increase in finance charges	$150.3

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the nine months ended September 30, 2019 decreased as compared to the same period in 2018 due to lower yields on more recent Consumer Loan assignments.

Operating Expenses. The increase of $29.0 million, or 13.4%, was primarily due to an increase in salaries and wages expense of $20.6 million, or 16.7%, as a result of the following:

•	An increase of $13.3 million in cash-based incentive compensation expense primarily due to an improvement in Company performance measures.

•
Excluding the change in cash-based incentive compensation expense, salaries and wages expense increased $7.3 million, primarily related to our support function primarily as a result of an increase in the number of team members.

Provision for Credit Losses. During the nine months ended September 30, 2019, overall Consumer Loan performance was consistent with our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $49.2 million for the nine months ended September 30, 2019, of which $44.0 million related to Dealer Loans and $5.2 million related to Purchased Loans. During the nine months ended September 30, 2018, overall Consumer Loan performance was consistent with our expectations at the start of the period. However, the performance of certain Loan pools declined from our expectations during the period, resulting in a provision for credit losses of $39.2 million for the nine months ended September 30, 2018, of which $34.3 million related to Dealer Loans and $4.9 million related to Purchased Loans.

Interest. The increase of $30.9 million, or 27.0%, was due to increases in the average outstanding debt principal balance and our average cost of debt. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the nine months ended September 30, 2019 and 2018:

(Dollars in millions)	For the Nine Months Ended September 30,
	2019	2018	Change
Interest expense	$145.2	$114.3	$30.9
Average outstanding debt principal balance (1)	4,181.7	3,581.0	600.7
Average cost of debt	4.6%	4.3%	0.3%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

The increase in the average outstanding debt principal balance was primarily due to borrowings used to fund the growth in our Loan portfolio and stock repurchases. The increase in our average cost of debt was primarily the result of a change in the mix of our outstanding debt.

Provision for Income Taxes. For the nine months ended September 30, 2019, the effective income tax rate decreased to 22.9% from 23.8% for the nine months ended September 30, 2018. The decrease was primarily due to an increase in tax benefits related to our stock-based compensation plan, which are recognized during the first quarter of each year, partially offset by higher effective income tax rates in certain state tax jurisdictions. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of September 30, 2019. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

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
On August 28, 2019, we completed a $500.0 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 3.2% (including the initial purchasers’ fees and other costs), and it will revolve for 36 months, after which it will amortize based upon the cash flows on the contributed Loans.

Cash and cash equivalents as of September 30, 2019 and December 31, 2018 was $24.7 million and $25.7 million, respectively. As of September 30, 2019 and December 31, 2018, we had $1,512.8 million and $1,153.1 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased $411.3 million to $4,232.2 million as of September 30, 2019 from $3,820.9 million as of December 31, 2018 primarily due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of September 30, 2019 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2019	$245.8
2020	1,374.5
2021	1,291.1
2022	687.1
2023	259.3
Over five years	400.0
Total	$4,257.8

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

Forward-Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission (“SEC”). We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements, which in this report include statements regarding the impact of our adoption of CECL, are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of operations. When we use any of the words “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “assume,” “forecast,” “estimate,” “intend,” “plan,” “target” or similar expressions, we are making forward-looking statements.

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

4.103
Fourth Amendment to Loan Security Agreement dated as of July 16, 2019 among the Company, CAC
Warehouse Funding LLC V and Fifth Third Bank (incorporated by reference to Exhibit 4.103 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).

4.104
Second Amendment to Loan and Security Agreement, dated as of July 18, 2019 among the Company, CAC Warehouse Funding LLC VII, the lenders party thereto, Credit Suisse International and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.104 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).

4.105
Second Amendment to Loan and Security Agreement dated as of July 25, 2019 among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.105 to the Company’s Current Report on Form 8-K filed July 26, 2019).

4.106
Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.107
Sale and Contribution Agreement, dated as of July 26, 2019, between the Company and CAC Warehouse Funding LLC VIII (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.108
Backup Servicer Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.109
Amended and Restated Intercreditor Agreement, dated July 26, 2019, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2016-2, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Auto Loan Trust 2016-2, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent, Citizens Bank, N.A., as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.109 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.110
First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, Citizens Bank, N.A., BMO Capital Markets Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.111
Amended and Restated Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.112
Loan and Security Agreement dated as of August 28, 2019 among the Company, Credit Acceptance Funding LLC 2019-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed September 4, 2019).

4.113
Backup Servicing Agreement dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed September 4, 2019).

4.114
Sale and Contribution Agreement, dated as of August 28, 2019, between the Company and Credit Acceptance Funding LLC 2019-2 (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed September 4, 2019).

4.115
Amended and Restated Intercreditor Agreement, dated August 28, 2019, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Auto Loan Trust 2016-3, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent, Citizens Bank, N.A., as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed September 4, 2019).

4.116
Amendment No. 3 to the Sixth Amended and Restated Loan and Security Agreement dated as of August 16, 2019 among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association.

4.117	Second Amended and Restated Backup Servicing Agreement, dated as of August 16, 2019, among the Company, CAC Warehouse Funding LLC II and Wells Fargo Bank, National Association.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	November 1, 2019