Form 10-K
period 2019-12-31
CREDIT ACCEPTANCE CORP
filed 2020-02-11
CIK 885550

_________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of 10,249,544 shares of the registrant's common stock held by non-affiliates on June 30, 2019 was approximately $4,959.0 million.  For purposes of this computation all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At February 4, 2020, there were 18,151,092 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pertaining to the 2020 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).
_________________________________________________________________________________________________________________

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2019

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2019	2018	2017
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.9%	95.6%	95.6%

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2017	72.5%	27.5%	68.5%	31.5%
2018	69.7%	30.3%	67.2%	32.8%
2019	67.2%	32.8%	64.3%	35.7%

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

•
Other income, which primarily consists of ancillary product profit sharing, remarketing fees, interest, Dealer enrollment fees, Dealer support products and services and GPS Starter Interrupt Devices (“GPS-SID”) fees.  For additional information, see Note 8 to the consolidated financial statements contained in Item 8 to this Form 10-K, which is incorporated herein by reference.

The following table sets forth the percent relationship to total revenue of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue	2019	2018	2017
Finance charges	92.0%	91.5%	91.1%
Premiums earned	3.4%	3.6%	3.7%
Other income	4.6%	4.9%	5.2%
Total revenue	100.0%	100.0%	100.0%

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

For the Years Ended December 31,	Dealer Enrollments	Active Dealers (1)
2017	4,491	11,551
2018	4,671	12,528
2019	4,482	13,399

(1)	Active Dealers are Dealers who have received funding for at least one Loan during the period.

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

The decision to repossess a vehicle is based on policy-based criteria. When a Consumer Loan is approved for repossession, we continue to service the Consumer Loan while it is being assigned to a third party repossession contractor, who works on a contingency fee basis. Once a vehicle has been repossessed, the consumer can negotiate to redeem the vehicle, whereupon the vehicle is returned to the consumer in exchange for paying off the Consumer Loan balance; or, where appropriate or if required by law, the vehicle is returned to the consumer and the Consumer Loan is reinstated in exchange for a payment that reduces or eliminates the past due balance. If this process is unsuccessful, the vehicle is sold at a wholesale automobile auction. Prior to sale, the vehicle is typically inspected by a representative at the auction who provides repair and reconditioning recommendations. Alternatively, our remarketing representatives may inspect the vehicle directly.  Our remarketing representatives then authorize any repair and reconditioning work in order to maximize the net sale proceeds at auction.

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

We provided Dealers in certain states the ability to purchase GPS-SID through our relationship with a TPP.  Through this program, Dealers could install GPS-SID on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle.  Dealers purchased GPS-SID directly from the TPP.  The TPP paid us a fee for each device sold, at which time the fee revenue was recognized in other income within our consolidated statements of income. Effective during the second quarter of 2019, we no longer provide Dealers the ability to purchase GPS-SID through this program. We allowed Dealers to install previously purchased GPS-SID on vehicles financed by us until September 1, 2019.

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

Customer and Geographic Concentrations

No single Dealer accounted for more than 10% of total revenues during any of the last three years.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2019 or 2018.  The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealers during 2019, 2018 and 2017:

	For the Year Ended December 31, 2019
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$359.9	9.5%	838	6.3%
Ohio	265.2	7.0%	898	6.7%
New York	245.6	6.5%	778	5.8%
Texas	201.5	5.3%	918	6.9%
New Jersey	188.7	5.0%	363	2.7%
All other states	2,511.3	66.7%	9,604	71.6%
Total	$3,772.2	100.0%	13,399	100.0%
	For the Year Ended December 31, 2018
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$364.1	10.1%	804	6.4%
Ohio	260.1	7.2%	858	6.8%
New York	229.4	6.4%	726	5.8%
Texas	196.7	5.5%	847	6.8%
Indiana	167.4	4.7%	428	3.4%
All other states	2,378.1	66.1%	8,865	70.8%
Total	$3,595.8	100.0%	12,528	100.0%
	For the Year Ended December 31, 2017
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$285.7	10.0%	792	6.9%
Ohio	209.8	7.3%	777	6.7%
Texas	189.7	6.6%	847	7.3%
New York	176.4	6.1%	690	6.0%
Maryland	132.0	4.6%	291	2.5%
All other states	1,879.5	65.4%	8,154	70.6%
Total	$2,873.1	100.0%	11,551	100.0%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

(2)	Active Dealers are Dealers who have received funding for at least one Loan during the year.

Geographic Financial Information

For the three years ended December 31, 2019, 2018 and 2017, all of our revenues were derived from the United States.  As of December 31, 2019 and 2018, all of our long-lived assets were located in the United States.

Seasonality

Our business is seasonal with peak Consumer Loan assignments and collections occurring during the first quarter of the year.  Historically, this seasonality has not had a material impact on our interim results. However, upon adoption of the current expected credit loss ("CECL") impairment model on January 1, 2020, this seasonality is expected to have a material impact on our interim results, as we will be required to recognize a significant provision for credit losses expense at the time of assignment. For additional information, see Note 2 to the consolidated financial statements contained in Part II - Item 8 of this Form 10-K, which is incorporated herein by reference.

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

•	On May 7, 2019, we received a subpoena from the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York.

•
On April 22, 2019, we received a civil investigative demand from the Bureau of Consumer Financial Protection (the “Bureau”) seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs and credit reporting.

•
On August 14, 2017, we received a subpoena from the Attorney General of the State of Mississippi, relating to the origination and collection of non-prime auto loans in the state of Mississippi. The Company cooperated with the inquiry. On April 23, 2019, the Attorney General of the State of Mississippi, on behalf of the State of Mississippi, filed a complaint in the Chancery Court of the First Judicial District of Hinds County, Mississippi, alleging that the Company engaged in unfair and deceptive trade practices in subprime auto lending, loan servicing, vehicle repossession and debt collection in the State of Mississippi in violation of the Mississippi Consumer Protection Act. The complaint seeks injunctive relief, including civil penalties and disgorgement, and payment of the State’s attorney’s fees and costs. The Company intends to vigorously defend itself in this matter.

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

Support.  The support function includes team members that are responsible for information technology, finance, human resources, analytics, credit reporting, corporate legal and compliance activities.

As of December 31, 2019, we had 2,016 full and part-time team members.  Our team members have no union affiliations and we believe our relationship with our team members is in good standing.  The table below presents team members by operating function:

	Number of Team Members As of December 31,
Operating Function	2019	2018	2017
Originations	577	584	517
Servicing	812	884	810
Support	627	572	490
Total	2,016	2,040	1,817

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

Substantially all of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories or higher debt-to-income ratios than are permitted by traditional lenders.  Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit.  Since most of our revenue and cash flows from operations are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results.  At the time of assignment, we forecast future expected cash flows from the Consumer Loan.  Based on these forecasts, which include estimates for wholesale vehicle prices in the event of vehicle repossession and sale, we make an advance or one-time purchase payment to the related Dealer at a level designed to maximize economic profit, a non-GAAP financial measure.  We continue to forecast the expected collection rate of each Consumer Loan subsequent to assignment.  These forecasts also serve as a critical assumption in our accounting for recognizing finance charge income and determining our allowance for credit losses.  Please see the Critical Accounting Estimates – Finance Charge Revenue & Allowance for Credit Losses section in Item 7 of this Form 10-K, which is incorporated herein by reference.  Actual cash flows from any individual Consumer Loan are often different from cash flows estimated at the time of assignment.  There can be no assurance that our forecasts will be accurate or that Consumer Loan performance will be as expected.  In periods with changing economic conditions, accurately forecasting the performance of Consumer Loans is more difficult.  In the event that our forecasts are not accurate, our financial position, liquidity and results of operations could be materially adversely affected.

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

The phaseout of the London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with a different reference rate, could result in a material adverse effect on our business.

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established or if alternative rates or benchmarks will be adopted. Our revolving secured line of credit, certain Warehouse facilities, and our interest rate cap agreements utilize LIBOR as a benchmark for calculating the applicable interest rates. Changes in the method of calculating LIBOR, the elimination of LIBOR or the replacement of LIBOR with an alternative rate or benchmark, such as the Secured Overnight Financing Rate, may require us to renegotiate or amend these facilities, which may adversely affect interest rates and result in higher borrowing costs. This could materially adversely affect our financial position, liquidity and results of operations.

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

Our systems permit origination and assignment of Consumer Loans in electronic form. We have engaged a TPP to facilitate the process of creating, establishing control of and storing electronic contracts in a manner that enables us to perfect our ownership or security interest in the electronic contracts by satisfying the requirements for “control” of electronic chattel paper under the Uniform Commercial Code.

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

We have relationships with TPPs to administer vehicle service contracts and GAP underwritten by third party insurers and financed by us.  We depend on these TPPs to evaluate and pay claims in an accurate and timely manner.  We also have a relationship with a TPP to administer GPS-SID. If our relationships with these TPPs were modified, disrupted, or terminated, we would need to obtain these services from an alternative administrator or provide them using our internal resources.  We may be unable to replace these TPPs with a suitable alternative in a timely and efficient manner on terms we consider acceptable, or at all.  In the event we were unable to effectively administer our ancillary products offerings, we may need to eliminate or suspend our ancillary product offerings from our future business, we may experience a decline in the performance of our Consumer Loans, our reputation in the marketplace could be undermined, and our financial position, liquidity and results of operations could be adversely affected.

We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

Our senior management average over 16 years of experience with us.  Our success is dependent upon the management and the leadership skills of this team.  In addition, competition from other companies to hire our team members possessing the necessary skills and experience required could contribute to an increase in team member turnover.  The loss of any of these individuals or an inability to attract and retain additional qualified team members could adversely affect us.  There can be no assurance that we will be able to retain our existing senior management or attract additional qualified team members.

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

Dealers are located throughout the United States.  During the year ended December 31, 2019, our five largest states (measured by advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program) contained 28.4% of our Dealers. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealers in these five states due to the number of Dealers in these states and currently prevailing economic, demographic, regulatory, competitive and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity and results of operations.

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

As of December 31, 2019, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned 16.3% of our common stock, Jill Foss Watson beneficially owned 13.4% of our common stock and Donald Foss, our founder and former Chairman of the Board, beneficially owned 11.0% of our common stock. As a result, these few shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters is located in Southfield, Michigan, in an office building we purchased in 1993, which includes approximately 136,000 square feet of space. Additionally, in August 2018, we purchased a second office building in Southfield, which includes approximately 297,000 square feet of space, that was used to consolidate operations from our current and previous Southfield leased locations and that we intend to use to accommodate future growth. We have a mortgage loan from a commercial bank that is secured by a first mortgage lien on the second office property.

We lease approximately 54,000 square feet of office space in Southfield and approximately 31,000 square feet of office space in Henderson, Nevada. The lease for the Southfield space expires in July 2021. The lease for the Henderson space expires in December 2022. We have renewal options on both of our office space leases. Additionally, there currently is a significant amount of unoccupied office space available for lease in the markets where we operate.

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

Holders

As of February 4, 2020, we had 255 shareholders of record and approximately 24,400 beneficial holders of our common stock based upon securities position listings furnished to us.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2015 and ending on December 31, 2019 with the cumulative total return on the NASDAQ Composite Index and a peer group index based upon approximately 100 companies included in the Dow Jones U.S. Financial Services Index.  The comparison assumes that $100 was invested on January 1, 2015 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

Stock Repurchases

The following table summarizes our stock repurchases for the three months ended December 31, 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2019	—	$—	—	213,550
November 1 through November 30, 2019	309,526	430.40	309,526	904,024
December 1 through December 31, 2019	134,311	432.07	134,311	769,713
	443,837	$430.90	443,837

(1)
On November 7, 2019, our board of directors authorized the repurchase by us from time to time in the open market or in privately negotiated transactions of up to one million shares of our common stock. The authorization, which was announced on November 13, 2019, does not have a specified expiration date.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017, and notes thereto, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K, and are incorporated herein by reference.

(Dollars in millions, except per share data)	Years Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data:
Revenue:
Finance charges	$1,369.4	$1,176.8	$1,011.5	$874.3	$730.5
Premiums earned	51.0	46.6	41.1	43.0	48.2
Other income	68.6	62.4	57.4	51.9	46.6
Total revenue	1,489.0	1,285.8	1,110.0	969.2	825.3
Costs and expenses:
Salaries and wages	193.3	167.8	140.1	126.5	116.4
General and administrative	65.1	55.7	55.5	48.2	37.8
Sales and marketing	70.2	67.7	58.4	49.4	45.9
Provision for credit losses	76.4	56.9	129.3	90.2	41.5
Interest	196.2	156.6	120.2	97.7	76.0
Provision for claims	30.1	26.0	22.7	26.0	33.2
Loss on extinguishment of debt	1.8	—	—	—	—
Total costs and expenses	633.1	530.7	526.2	438.0	350.8
Income before provision for income taxes	855.9	755.1	583.8	531.2	474.5
Provision for income taxes	199.8	181.1	113.6	198.4	174.8
Net income	$656.1	$574.0	$470.2	$332.8	$299.7
Net income per share:
Basic	$34.71	$29.52	$24.12	$16.37	$14.35
Diluted	$34.57	$29.39	$24.04	$16.31	$14.28
Weighted average shares outstanding:
Basic	18,900,256	19,446,067	19,497,719	20,331,769	20,891,695
Diluted	18,976,560	19,532,312	19,558,936	20,410,116	20,980,753
Balance Sheet Data:
Loans receivable, net	$6,685.2	$5,763.3	$4,619.6	$3,886.6	$3,101.5
All other assets	738.0	474.1	366.0	331.4	271.1
Total assets	$7,423.2	$6,237.4	$4,985.6	$4,218.0	$3,372.6
Total debt	$4,538.8	$3,820.9	$3,070.8	$2,603.7	$2,067.8
Other liabilities	529.1	425.6	379.0	440.6	376.7
Total liabilities	5,067.9	4,246.5	3,449.8	3,044.3	2,444.5
Shareholders' equity (1)	2,355.3	1,990.9	1,535.8	1,173.7	928.1
Total liabilities and shareholders' equity	$7,423.2	$6,237.4	$4,985.6	$4,218.0	$3,372.6

(1)	No dividends were paid during the periods presented.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the year ended December 31, 2019, consolidated net income was $656.1 million, or $34.57 per diluted share, compared to $574.0 million, or $29.39 per diluted share, for the same period in 2018 and $470.2 million, or $24.04 per diluted share, for the same period in 2017.  The growth in 2019 consolidated net income was primarily due to an increase in the average balance of our Loan portfolio. The growth in 2018 consolidated net income was primarily due to an increase in the average balance of our Loan portfolio and an improvement in Consumer Loan performance, partially offset by an increase in our effective tax rate. The increase in our effective tax rate in 2018 was primarily due to the enactment of the Tax Cuts and Jobs Act (the “2017 Tax Act”) in December 2017, which resulted in a one-time reversal of $99.8 million of provision for income taxes in 2017.

The Financial Accounting Standards Board issued a new accounting standard (known as CECL) that will change how we account for our Loans effective January 1, 2020. The net Loan income (finance charge revenue less provision for credit losses) that we will recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. While the total amount of net Loan income we will recognize over the life of the Loan is not impacted by CECL, the timing of when we will recognize this income changes significantly. We believe that recognizing net Loan income on a level-yield basis over the life of the Loan based on expected future net cash flows matches the economics of our business. CECL diverges from economic reality by requiring us to recognize a significant provision for credit losses at the time of assignment for amounts we never expected to realize and finance charge revenue in subsequent periods that is significantly in excess of our expected yields. Given the significant change in timing of net Loan income recognition, we believe the amount of net income that we will report in 2020 under CECL will be significantly lower than what would be reported under current accounting principles generally accepted in the United States of America (“GAAP”). The ultimate financial statement impact of CECL will depend on Consumer Loan assignment volume and the percentage of Consumer Loans assigned to us as Purchased Loans, the size and composition of our Loan portfolio, the Loan portfolio’s credit quality and economic conditions at the time of adoption as well as any refinements to our models, methodologies and judgements. Using reasonable estimates for the preceding factors, we believe net income for the year ended December 31, 2020 will be approximately 30% to 60% lower under CECL than what would be reported under current GAAP, with the greatest impact occurring in the quarter of adoption (approximately 50% to 80% lower). To the extent those factors differ from our current estimates, the actual impact of CECL on 2020 net income could vary from this expectation, and such variance could be material. For additional information, see Note 2 to the consolidated financial statements contained in Part II - Item 8 of this Form 10-K, which is incorporated herein by reference.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment.  We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment.  Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2019, with the forecasts as of December 31, 2018, as of December 31, 2017, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2019	December 31, 2018	December 31, 2017	Initial Forecast	December 31, 2018	December 31, 2017	Initial Forecast
2010	77.8%	77.7%	77.6%	73.6%	0.1%	0.2%	4.2%
2011	74.8%	74.7%	74.7%	72.5%	0.1%	0.1%	2.3%
2012	73.9%	73.8%	73.8%	71.4%	0.1%	0.1%	2.5%
2013	73.5%	73.5%	73.5%	72.0%	0.0%	0.0%	1.5%
2014	71.7%	71.7%	71.7%	71.8%	0.0%	0.0%	-0.1%
2015	65.4%	65.4%	65.5%	67.7%	0.0%	-0.1%	-2.3%
2016	64.1%	64.2%	64.8%	65.4%	-0.1%	-0.7%	-1.3%
2017	64.8%	65.5%	65.6%	64.0%	-0.7%	-0.8%	0.8%
2018	65.1%	65.0%	—	63.6%	0.1%	—	1.5%
2019	64.6%	—	—	64.0%	—	—	0.6%

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

Consumer Loans assigned in 2010 through 2013 and 2018 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates.  For Consumer Loans assigned in 2014, 2017 and 2019, actual results have been close to our initial estimates.

For the year ended December 31, 2019, forecasted collection rates improved for Consumer Loans assigned in 2019, declined for Consumer Loans assigned in 2017 and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

The changes in forecasted collection rates impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the years ended December 31,
Increase (decrease) in forecasted net cash flows	2019	2018	2017
Dealer Loans	$(7.9)	$2.0	$(5.6)
Purchased Loans	22.5	40.3	41.7
Total Loans	$14.6	$42.3	$36.1

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

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2010	$14,480	$6,473	41
2011	15,686	7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57

(1)	Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2019.  All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).  The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2019
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2010	77.8%	44.7%	33.1%	99.8%
2011	74.8%	45.5%	29.3%	99.6%
2012	73.9%	46.3%	27.6%	99.3%
2013	73.5%	47.6%	25.9%	98.8%
2014	71.7%	47.7%	24.0%	98.0%
2015	65.4%	44.5%	20.9%	94.5%
2016	64.1%	43.8%	20.3%	84.8%
2017	64.8%	43.2%	21.6%	68.8%
2018	65.1%	43.5%	21.6%	44.9%
2019	64.6%	44.0%	20.6%	15.4%

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

The spread between the forecasted collection rate and the advance rate has ranged from 20.3% to 33.1% over the last 10 years. The spread was at the high end of this range in 2010, when the competitive environment was unusually favorable, and much lower during other years (2015 through 2019) when competition was more intense. The decrease in the spread from 2018 to 2019 was primarily the result of the performance of 2018 Consumer Loans, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019.

The following table compares our forecast of Consumer Loan collection rates as of December 31, 2019 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	December 31, 2019	Initial Forecast	Variance	December 31, 2019	Initial Forecast	Variance
2010	77.6%	73.6%	4.0%	78.7%	73.1%	5.6%
2011	74.6%	72.4%	2.2%	76.4%	72.7%	3.7%
2012	73.7%	71.3%	2.4%	75.9%	71.4%	4.5%
2013	73.4%	72.1%	1.3%	74.4%	71.6%	2.8%
2014	71.6%	71.9%	-0.3%	72.5%	70.9%	1.6%
2015	64.8%	67.5%	-2.7%	69.3%	68.5%	0.8%
2016	63.2%	65.1%	-1.9%	66.6%	66.5%	0.1%
2017	64.2%	63.8%	0.4%	66.3%	64.6%	1.7%
2018	64.7%	63.6%	1.1%	66.0%	63.5%	2.5%
2019	64.4%	63.9%	0.5%	65.1%	64.2%	0.9%

(1)	The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of December 31, 2019 for Dealer Loans and Purchased Loans separately.  All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2010	77.6%	44.4%	33.2%	78.7%	47.3%	31.4%
2011	74.6%	45.1%	29.5%	76.4%	49.3%	27.1%
2012	73.7%	46.0%	27.7%	75.9%	50.0%	25.9%
2013	73.4%	47.2%	26.2%	74.4%	51.5%	22.9%
2014	71.6%	47.2%	24.4%	72.5%	51.8%	20.7%
2015	64.8%	43.4%	21.4%	69.3%	50.2%	19.1%
2016	63.2%	42.1%	21.1%	66.6%	48.6%	18.0%
2017	64.2%	42.1%	22.1%	66.3%	45.8%	20.5%
2018	64.7%	42.7%	22.0%	66.0%	45.2%	20.8%
2019	64.4%	43.1%	21.3%	65.1%	45.6%	19.5%

(1)	The forecasted collection rates and advance rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

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

The spread on Dealer Loans decreased from 22.0% in 2018 to 21.3% in 2019 primarily as a result of the performance of the 2018 Consumer Loans in our Dealer Loan portfolio, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019. The spread on Purchased Loans decreased from 20.8% in 2018 to 19.5% in 2019 primarily as a result of the performance of the 2018 Consumer Loans in our Purchased Loan portfolio, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 1.9 to 1 as of December 31, 2019.  We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last three years as compared to the same period in the previous year:

	Year over Year Percent Change
For the Year Ended December 31,	Unit Volume	Dollar Volume (1)
2017	-0.7%	9.0%
2018	13.6%	25.2%
2019	-0.9%	4.9%

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

During 2019, unit volume decreased 0.9% while dollar volume grew 4.9%, as the number of active Dealers grew 7.0% while average volume per active Dealer decreased 7.4%. Dollar volume grew while unit volume declined during 2019 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to an increase in the average vehicle selling price and an increase in Purchased Loans as a percentage of total unit volume.

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

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	% Change	2018	2017	% Change
Consumer Loan unit volume	369,805	373,329	-0.9%	373,329	328,507	13.6%
Active Dealers (1)	13,399	12,528	7.0%	12,528	11,551	8.5%
Average volume per active Dealer	27.6	29.8	-7.4%	29.8	28.4	4.9%

Consumer Loan unit volume from Dealers active both periods	322,665	343,091	-6.0%	323,514	296,869	9.0%
Dealers active both periods	9,253	9,253	—	8,278	8,278	—
Average volume per Dealer active both periods	34.9	37.1	-6.0%	39.1	35.9	9.0%

Consumer Loan unit volume from Dealers not active both periods	47,140	30,238	55.9%	49,815	31,638	57.5%
Dealers not active both periods	4,146	3,275	26.6%	4,250	3,273	29.9%
Average volume per Dealer not active both periods	11.4	9.2	23.9%	11.7	9.7	20.6%

(1)	Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	% Change	2018	2017	% Change
Consumer Loan unit volume from new active Dealers	44,938	47,898	-6.2%	47,898	46,985	1.9%
New active Dealers (1)	3,936	4,037	-2.5%	4,037	3,740	7.9%
Average volume per new active Dealer	11.4	11.9	-4.2%	11.9	12.6	-5.6%

Attrition (2)	-8.1%	-9.6%		-9.6%	-10.7%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program.  The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2017	72.5%	27.5%	68.5%	31.5%
2018	69.7%	30.3%	67.2%	32.8%
2019	67.2%	32.8%	64.3%	35.7%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of December 31, 2019 and 2018, the net Dealer Loans receivable balance was 62.8% and 65.3%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our 2019 and 2018 results of operations and income statement data on a consolidated basis, including year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Revenue:
Finance charges	$1,369.4	$1,176.8	$192.6	16.4%
Premiums earned	51.0	46.6	4.4	9.4%
Other income	68.6	62.4	6.2	9.9%
Total revenue	1,489.0	1,285.8	203.2	15.8%
Costs and expenses:
Salaries and wages (1)	193.3	167.8	25.5	15.2%
General and administrative (1)	65.1	55.7	9.4	16.9%
Sales and marketing (1)	70.2	67.7	2.5	3.7%
Provision for credit losses	76.4	56.9	19.5	34.3%
Interest	196.2	156.6	39.6	25.3%
Provision for claims	30.1	26.0	4.1	15.8%
Loss on extinguishment of debt	1.8	—	1.8	—%
Total costs and expenses	633.1	530.7	102.4	19.3%
Income before provision for income taxes	855.9	755.1	100.8	13.3%
Provision for income taxes	199.8	181.1	18.7	10.3%
Net income	$656.1	$574.0	$82.1	14.3%
Net income per share:
Basic	$34.71	$29.52	$5.19	17.6%
Diluted	$34.57	$29.39	$5.18	17.6%
Weighted average shares outstanding:
Basic	18,900,256	19,446,067	(545,811)	-2.8%
Diluted	18,976,560	19,532,312	(555,752)	-2.8%

(1) Operating expenses	$328.6	$291.2	$37.4	12.8%

Finance Charges. The increase of $192.6 million, or 16.4%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2019	2018	Change
Average net Loans receivable balance	$6,321.2	$5,279.7	$1,041.5
Average yield on our Loan portfolio	21.7%	22.3%	-0.6%

The following table summarizes the impact each component had on the overall increase in finance charges for the year ended December 31, 2019:

(In millions) Impact on finance charges:	For the Year Ended December 31, 2019
Due to an increase in the average net Loans receivable balance	$232.1
Due to a decrease in the average yield	(39.5)
Total increase in finance charges	$192.6

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the year ended December 31, 2019 decreased as compared to the same period in 2018 due to lower yields on more recent Consumer Loan assignments.

Operating Expenses.  The increase of $37.4 million, or 12.8%, was primarily due to the following:
•An increase in salaries and wages expense of $25.5 million, or 15.2%, comprised of the following:

•	An increase of $19.1 million in cash-based incentive compensation expense primarily due to an improvement in Company performance measures.

•
Excluding the change in cash-based incentive compensation expense, salaries and wages expense increased $6.4 million, primarily due to an increase in the number of team members in our support function.

•An increase in general and administrative expense of $9.4 million, or 16.9%, primarily due to higher building expenses.

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

During the year ended December 31, 2019, overall Consumer Loan performance was generally consistent with our expectations at the start of the year. However, the performance of certain Loan pools declined from our expectations during the year, resulting in a provision for credit losses of $76.4 million for the year ended December 31, 2019, of which $65.9 million related to Dealer Loans and $10.5 million related to Purchased Loans.

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

Interest.   The increase of $39.6 million, or 25.3%, was due to increases in the average outstanding debt principal balance and our average cost of debt, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2019	2018	Change
Interest expense	$196.2	$156.6	$39.6
Average outstanding debt principal balance (1)	4,222.7	3,639.8	582.9
Average cost of debt	4.6%	4.3%	0.3%

(1) Includes the unamortized debt discount and excludes deferred debt issuance costs.

The average outstanding debt balance increased primarily due to debt proceeds used to fund growth in new Consumer Loan assignments and stock repurchases. The increase in our average cost of debt was primarily the result of a change in the mix of our outstanding debt.

Provision for Income Taxes.  For the year ended December 31, 2019, the effective income tax rate decreased to 23.3% from 24.0% for the year ended December 31, 2018. The decrease was primarily due to an increase in tax benefits related to our stock-based compensation plan and a decrease in our state income tax rate, partially offset by the effect of the 2017 Tax Act. For additional information, see Note 11 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Actual cash flows from any individual Dealer Loan or pool of Purchased Loans are often different from estimated cash flows at the time of assignment.  If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the Dealer Loan or pool of Purchased Loans through a yield adjustment.  If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.  Because differences between estimated cash flows at the time of assignment and actual cash flows occur often, an allowance is required for a significant portion of our Loan portfolio.  An allowance for credit losses does not necessarily indicate that a Dealer Loan or pool of Purchased Loans is unprofitable, and in recent years, seldom are cash flows from a Dealer Loan or pool of Purchased Loans insufficient to repay the initial amounts advanced or paid to the Dealer.

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

Key Factors.  Variances in the amount and timing of future net cash flows from current estimates could materially impact earnings in future periods.  A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2019 would have reduced 2019 net income by approximately $26.8 million.

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

Key Factors.  Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods.  A 10% change in premiums earned for the year ended December 31, 2019 would have affected 2019 net income by approximately $3.9 million.

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

Liquidity and Capital Resources

We need capital to maintain and grow our business.  Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.  There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of December 31, 2019.  For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

On February 21, 2019, we completed a $402.5 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 3.8% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

On March 7, 2019, we issued $400.0 million of 6.625% senior notes due 2026 (“2026 senior notes”). We used the net proceeds from the offering of the 2026 senior notes for general corporate purposes, including repayment of outstanding borrowings under our revolving secured line of credit facility.

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

On November 21, 2019, we completed a $351.7 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 2.9% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

On December 18, 2019, we issued $400.0 million of 5.125% senior notes due 2024 (the “2024 senior notes”). We used a portion of the net proceeds from the 2024 senior notes to repurchase or redeem all of the $300.0 million outstanding principal amount of our 6.125% senior notes due 2021 (the “2021 senior notes”), of which $148.2 million was repurchased on December 18, 2019 and the remaining $151.8 million was redeemed on January 17, 2020. We intend to use the remaining net proceeds from the 2024 senior notes, together with borrowings under our revolving credit facility and cash on hand to the extent available, to redeem in full the $250.0 million outstanding principal amount of our 7.375% senior notes due 2023 on or around March 15, 2020. During the fourth quarter of 2019, we recognized a pre-tax loss on extinguishment of debt of $1.8 million related to the repurchase of the 2021 senior notes in the fourth quarter of 2019 and the irrevocable notice given in December 2019 for the redemption of the remaining 2021 senior notes in the first quarter of 2020.

On December 19, 2019, we extended the date on which our $150.0 million Warehouse Facility VII will cease to revolve from December 17, 2020 to December 16, 2021. The maturity of the facility was also extended from December 17, 2022 to December 16, 2023. There were no other material changes to the terms of the facility.

Cash and cash equivalents increased to $187.4 million as of December 31, 2019 from $25.7 million as of December 31, 2018.  As of December 31, 2019 and December 31, 2018 we had $1,565.0 million and $1,153.1 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased to $4,538.8 million as of December 31, 2019 from $3,820.9 million as of December 31, 2018, primarily due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of the total future contractual obligations requiring repayments as of December 31, 2019 is as follows:

(In millions)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt, including current maturities (1)	$4,568.7	$1,528.5	$1,934.1	$706.1	$400.0	$—
Dealer Holdback (2)	893.8	151.2	265.6	261.3	215.7	—
Operating lease obligations (3)	3.4	1.6	1.8	—	—	—
Purchase obligations (4)	11.6	8.6	2.4	0.6	—	—
Other future obligations (5)	41.7	—	—	—	—	41.7
Total contractual obligations	$5,519.2	$1,689.9	$2,203.9	$968.0	$615.7	$41.7

(1)
The amounts presented consist solely of principal and do not reflect deferred debt issuance costs of $29.1 million and unamortized debt discount of $0.8 million. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.  Based on the actual principal amounts outstanding under our revolving secured line of credit, our Warehouse facilities, and our senior notes as of December 31, 2019, the forecasted principal amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2019, interest is expected to be approximately $161.3 million during 2020; $112.2 million during 2021; and $227.7 million during 2022 and thereafter.

(2)
We have contractual obligations to pay Dealer Holdback to our Dealers.  Payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances.  The amounts presented represent our forecast as of December 31, 2019.

(3)	A lease liability of $2.8 million is recognized within accounts payable and accrued liabilities in our consolidated balance sheets.

(4)	Purchase obligations consist primarily of contractual obligations related to our information system and facility needs.

(5)	The amounts presented consist solely of reserves for uncertain tax positions. Payments are contingent upon examination and would occur in the periods in which the uncertain tax positions are settled.

Based upon anticipated cash flows, management believes that cash flows from operations and our various financing alternatives will provide sufficient financing for debt maturities and for future operations.  Our ability to borrow funds may be impacted by economic and financial market conditions.  If the various financing alternatives were to become limited or unavailable to us, our operations and liquidity could be materially and adversely affected.

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

As of December 31, 2019, we did not have a balance outstanding on our revolving secured line of credit, which does not have interest rate protection.

As of December 31, 2019, we had interest rate cap agreements outstanding to manage the interest rate risk on Warehouse Facility II, Warehouse Facility IV, Warehouse Facility V, Warehouse Facility VII and Warehouse Facility VIII. However, as of December 31, 2019, there was no floating rate debt outstanding under these facilities.

As of December 31, 2019, we did not have a balance outstanding under Warehouse Facility VI, which does not have interest rate protection.

New Accounting Updates

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting updates and the impact of the implementation of these updates on our financial statements:

•	Leases.

•	Accounting for Costs of Implementing Cloud Computing.

•	Measurement of Credit Losses on Financial Instruments.

•	Simplifying the Accounting for Income Taxes.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  These forward-looking statements represent our outlook only as of the date of this report.  While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties.  Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of this Form 10-K, which is incorporated herein by reference, and the risks and uncertainties discussed elsewhere in this Form 10-K and in our other reports filed or furnished from time to time with the SEC.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 11, 2020 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of Initial and Current Forecasts of Expected Future Net Cash Flows

The company utilizes internally developed models to determine the amount and timing of the initial forecast and the current forecast of expected future net cash flows. This estimate relates to the loans receivable balance, the computation of the allowance for loan loss and finance charge revenue. As described further within Note 5 to the financial statements, expected future net cash flows totaled $9,005.2 million as of December 31, 2019.

We identified the estimation of initial and current forecasts of expected future net cash flows as a critical audit matter.

The principal considerations for our determination that the estimate of initial and current forecasts of expected future net cash flows is a critical audit matter are that it involves a high degree of subjectivity in evaluating the reasonableness of management’s estimates and related assumptions used in the models that derive the expected cash flows.

Our audit procedures related to the initial and current forecasts of expected future net cash flows included the following, among others. We tested the design and operating effectiveness of key controls related to approval of data used in the models, discrepancies in pricing, management review controls over these models, model validation and the segregation of duties for maintaining the models. We also recomputed the initial forecast and compared to the system generated forecast. For each model, we tested the underlying regression algorithms, we tested the supporting consumer loan data used in the model and determined that loans were appropriately categorized within the model. We tested dealer advances and consumer payments for existence, ensured they are valid and that management has historically demonstrated the ability to accurately predict initial and current forecasts of future net cash flows.

More specifically, for each model, we assessed through the use of our internal valuation specialist, whether the model was developed using a reasonable methodology.

Finance Charge Revenue and Allowance for Credit Losses

As described further in Note 2 to the financial statements, the Company describes that finance charge revenue is recognized under the interest method on a level-yield basis based on forecasted cash flows. Management utilizes these expected future net cash flows to derive the amounts recorded in the Company’s financial statements for loans receivable, allowance for loan losses, finance charge revenue and provision for credit losses. Total finance charge revenue for the year-end December 31, 2019 was $1,369.4 million. Total allowance for loan losses at December 31, 2019 was $536.0 million. Management evaluates the expected future net cash flows at period end and compares to the initial forecast at the time of assignment. For dealer loans, they are evaluated based on each individual dealer. For purchase loans, they are evaluated based on pools derived from the month of purchase. If a difference is favorable, the difference is recognized prospectively into income over the remaining life of the dealer loan or pool of purchase loans, as an increase to finance charges. If the difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.
We identified the computation of finance charge revenue and the allowance for credit losses as a critical audit matter.
The principal considerations for our determination that finance charge revenue and allowance for credit losses is a critical audit matter are that it involves separate models that requires a significant volume of information to be accumulated and input to determine the finance charge revenue and provision for credit losses is accurate.
Our audit procedures related to the finance charge revenue and allowance for credit losses include testing the design and operating effectiveness of key controls relating to model validation, the segregation of duties for maintaining the models and the provision for credit losses. We tested the completeness and accuracy of the net present value of the expected future net cash flows, loans receivable balance and yields. We assessed trends relating to the provision for credit losses and cash collections to verify the model is reasonable. We also sampled dealer and purchases loans and recomputed the loans receivable amount, finance charge revenue, allowance and provision.

Adoption of new accounting principle

As described in Note 2 to the financial statements, the Company is adopting Financial Accounting Standards Board Accounting Standard Codification 326, Financial Instruments – Credit Losses (ASC 326) as of January 1, 2020, which will result in a change in accounting for loans, allowance for credit losses and finance charge revenue. The loans outstanding at December 31, 2019 will qualify for transition relief and be accounted for as purchased financial assets with credit deterioration (“PCD Method”). On the adoption date, the Company will (1) calculate the effective interest rate based on expected future net cash flows and (2) increase the loans receivable balance by $2.5 billion and the related allowance for credit losses balance by $2.5 billion. This amount is the present value of the difference between the contractual future net cash flows and expected future net cash flows discounted at the effective interest rate.

We identified the adoption of ASC 326 as a critical audit matter.

The principal considerations for our determination that the adoption of ASC 326 is a critical audit matter are that it requires significant auditor judgment in obtaining sufficient appropriate audit evidence related to management’s development and implementation of internal controls over financial reporting and new accounting models.

Our audit procedures related to the adoption of ASC 326 included the following, among others. We tested the design and operating effectiveness of key controls relating to the initial adoption of ASC 326, which includes management’s assessment on the applicability of transition relief guidance on existing loans and validating model changes necessitated by ASC 326. We verified the completeness of the loan populations used in the new models. We selected a sample of loans included in the PCD models and compared the relevant inputs to the underlying loan documentation. We assessed the reasonableness of Management’s assumptions and conclusions regarding the implementation of ASC 326 including the unit of account, segmentation, and the selection of the discounted cash flow model. We evaluated the disclosures that Company made related to ASC 326.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Southfield, Michigan
February 11, 2020

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)	As of December 31,
	2019	2018
ASSETS:
Cash and cash equivalents	$187.4	$25.7
Restricted cash and cash equivalents	330.3	303.6
Restricted securities available for sale	59.3	58.6

Loans receivable	7,221.2	6,225.2
Allowance for credit losses	(536.0)	(461.9)
Loans receivable, net	6,685.2	5,763.3

Property and equipment, net	59.7	40.2
Income taxes receivable	66.2	7.9
Other assets	35.1	38.1
Total Assets	$7,423.2	$6,237.4

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$206.4	$186.4
Revolving secured line of credit	—	171.9
Secured financing	3,339.7	3,092.7
Senior notes	1,187.8	544.4
Mortgage note	11.3	11.9
Deferred income taxes, net	322.5	236.7
Income taxes payable	0.2	2.5
Total Liabilities	5,067.9	4,246.5

Commitments and Contingencies - See Note 16
Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 18,352,779 and 18,972,558 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	0.2	0.2
Paid-in capital	157.7	154.9
Retained earnings	2,196.6	1,836.1
Accumulated other comprehensive income (loss)	0.8	(0.3)
Total Shareholders' Equity	2,355.3	1,990.9
Total Liabilities and Shareholders' Equity	$7,423.2	$6,237.4

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2019	2018	2017
Revenue:
Finance charges	$1,369.4	$1,176.8	$1,011.5
Premiums earned	51.0	46.6	41.1
Other income	68.6	62.4	57.4
Total revenue	1,489.0	1,285.8	1,110.0
Costs and expenses:
Salaries and wages	193.3	167.8	140.1
General and administrative	65.1	55.7	55.5
Sales and marketing	70.2	67.7	58.4
Provision for credit losses	76.4	56.9	129.3
Interest	196.2	156.6	120.2
Provision for claims	30.1	26.0	22.7
Loss on extinguishment of debt	1.8	—	—
Total costs and expenses	633.1	530.7	526.2
Income before provision for income taxes	855.9	755.1	583.8
Provision for income taxes	199.8	181.1	113.6
Net income	$656.1	$574.0	$470.2
Net income per share:
Basic	$34.71	$29.52	$24.12
Diluted	$34.57	$29.39	$24.04
Weighted average shares outstanding:
Basic	18,900,256	19,446,067	19,497,719
Diluted	18,976,560	19,532,312	19,558,936

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	For the Years Ended December 31,
	2019	2018	2017
Net income	$656.1	$574.0	$470.2
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	1.1	(0.1)	—
Other comprehensive income (loss)	1.1	(0.1)	—
Comprehensive income	$657.2	$573.9	$470.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in millions)	Common Stock
	Number	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2017	19,877,381	$0.2	$131.7	$1,042.0	$(0.2)	$1,173.7
Net income	—	—	—	470.2	—	470.2
Stock-based compensation	—	—	15.4	—	—	15.4
Restricted stock awards, net of forfeitures	8,092	—	—	—	—	—
Repurchase of common stock	(610,260)	—	(1.6)	(121.9)	—	(123.5)
Restricted stock units converted to common stock	34,836	—	—	—	—	—
Balance, December 31, 2017	19,310,049	0.2	145.5	1,390.3	(0.2)	1,535.8
Net income	—	—	—	574.0	—	574.0
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	10.3	—	—	10.3
Restricted stock awards, net of forfeitures	3,998	—	—	—	—	—
Repurchase of common stock	(342,928)	—	(0.9)	(128.2)	—	(129.1)
Restricted stock units converted to common stock	1,439	—	—	—	—	—
Balance, December 31, 2018	18,972,558	0.2	154.9	1,836.1	(0.3)	1,990.9
Net income	—	—	—	656.1	—	656.1
Other comprehensive income	—	—	—	—	1.1	1.1
Stock-based compensation	—	—	7.6	—	—	7.6
Restricted stock awards, net of forfeitures	4,827	—	—	—	—	—
Repurchase of common stock	(712,448)	—	(4.8)	(295.6)	—	(300.4)
Restricted stock units converted to common stock	87,842	—	—	—	—	—
Balance, December 31, 2019	18,352,779	$0.2	$157.7	$2,196.6	$0.8	$2,355.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$656.1	$574.0	$470.2
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	76.4	56.9	129.3
Depreciation	7.3	5.4	6.0
Amortization	15.1	14.1	10.4
Provision (credit) for deferred income taxes	85.5	49.3	(85.6)
Stock-based compensation	7.6	10.3	15.4
Loss on extinguishment of debt	1.8	—	—
Other	(0.2)	(0.2)	0.1
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	17.3	41.6	10.3
Decrease (increase) in income taxes receivable	(58.3)	(5.7)	0.1
Increase (decrease) in income taxes payable	(2.3)	(37.4)	16.3
Decrease (increase) in other assets	6.0	(4.4)	(6.5)
Net cash provided by operating activities	812.3	703.9	566.0
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(40.1)	(43.8)	(34.5)
Proceeds from sale of restricted securities available for sale	29.1	19.7	27.8
Maturities of restricted securities available for sale	11.9	11.5	5.6
Principal collected on Loans receivable	2,971.2	2,576.7	2,189.5
Advances to Dealers	(2,424.5)	(2,414.8)	(1,968.3)
Purchases of Consumer Loans	(1,347.7)	(1,181.0)	(904.8)
Accelerated payments of Dealer Holdback	(58.8)	(52.6)	(47.1)
Payments of Dealer Holdback	(138.5)	(128.9)	(131.6)
Purchases of property and equipment	(26.8)	(25.1)	(8.4)
Net cash used in investing activities	(1,024.2)	(1,238.3)	(871.8)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	3,846.7	2,249.9	3,527.1
Repayments under revolving secured line of credit	(4,018.6)	(2,091.9)	(3,513.2)
Proceeds from secured financing	2,396.4	2,696.6	2,364.5
Repayments of secured financing	(2,149.5)	(2,116.9)	(1,907.5)
Proceeds from issuance of senior notes	800.0	—	—
Repayment of senior notes	(148.2)	—	—
Proceeds from mortgage note	—	12.0	—
Payments of debt issuance costs and debt extinguishment costs	(25.5)	(13.7)	(14.6)
Repurchase of common stock	(300.4)	(129.1)	(123.5)
Other	(0.6)	(7.0)	(2.5)
Net cash provided by financing activities	400.3	599.9	330.3
Net increase in cash and cash equivalents and restricted cash and cash equivalents	188.4	65.5	24.5
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	329.3	263.8	239.3
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$517.7	$329.3	$263.8
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$175.6	$141.0	$108.8
Cash paid during the period for income taxes	$172.4	$168.8	$175.0

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2019	2018	2017
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.9%	95.6%	95.6%

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
2017	72.5%	27.5%	68.5%	31.5%
2018	69.7%	30.3%	67.2%	32.8%
2019	67.2%	32.8%	64.3%	35.7%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated. Our primary subsidiaries as of December 31, 2019 are:  Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2018-2 and Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2019-2 and Credit Acceptance Funding LLC 2019-3.

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering financing programs that enable Dealers to sell vehicles to consumers regardless of their credit history. For information regarding our one reportable segment and related entity wide disclosures, see Note 15 to the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounts which are subject to significant estimation include the allowance for credit losses, finance charge revenue, premiums earned, contingencies, and uncertain tax positions.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of December 31, 2019 and 2018, we had $186.1 million and $25.1 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of December 31, 2019 and 2018, we had $326.7 million and $303.0 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$187.4	$25.7	$8.2
Restricted cash and cash equivalents	330.3	303.6	255.6
Total cash and cash equivalents and restricted cash and cash equivalents	$517.7	$329.3	$263.8

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

Future collections on Dealer Loans are forecasted for each individual Dealer based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns. Dealer Holdback is forecasted for each individual Dealer based on the expected future collections and current advance balance of each Dealer Loan. Cash flows from any individual Dealer Loan are often different from estimated cash flows at the time of assignment. If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the Dealer Loan through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established. Because differences between estimated cash flows at the time of assignment and actual cash flows occur often, an allowance is required for a significant portion of our Dealer Loan portfolio. An allowance for credit losses does not necessarily indicate that a Dealer Loan is unprofitable, and seldom are cash flows from a Dealer Loan insufficient to repay the initial amounts advanced to the Dealer.

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

Future collections on Purchased Loans are forecasted for each individual pool based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns. Cash flows from any individual pool of Purchased Loans are often different from estimated cash flows at the time of assignment. If such difference is favorable, the difference is recognized prospectively into income over the remaining life of the pool of Purchased Loans through a yield adjustment. If such difference is unfavorable, a provision for credit losses is recorded immediately as a current period expense and a corresponding allowance for credit losses is established.

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

Methodology Changes. During 2017, we enhanced our methodology for transferring Loans and updated our net cash flow timing model. For additional information regarding these methodology changes, see Note 5 to the consolidated financial statements. For the three year period ended December 31, 2019, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members. We offer matching contributions to the 401(k) plan based on each enrolled team members’ eligible annual gross pay (subject to statutory limitations). Our matching contribution rate is equal to 100% of the first 4% participants contribute and an additional 50% of the next 2% participants contribute, for a maximum matching contribution of 5% of each participant’s eligible annual gross pay. For the years ended December 31, 2019, 2018 and 2017, we recognized compensation expense of $7.1 million, $5.3 million, and $4.6 million, respectively, for our matching contributions to the plan.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.3 million for the year ended December 31, 2019, $0.2 million for the year ended December 31, 2018 and $0.4 million for the year ended December 31, 2017.

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

The standard required application using a retrospective transition method. Our population of leases consists of operating leases for office space and office equipment. The adoption of ASU 2016-02 on January 1, 2019 required us to record a $2.7 million right-of-use asset and a $2.8 million lease liability on our consolidated balance sheets as of December 31, 2019. The right-of-use asset and the lease liability were recognized within other assets and accounts payable and accrued liabilities, respectively, in our consolidated balance sheets. The adoption of ASU 2016-02 did not materially change the recognition of operating lease expense in our consolidated statements of income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Application of CECL to Future Loans

We believe that Consumer Loans assigned subsequent to the adoption of ASU 2016-13 will not qualify for the PCD Method and will be accounted for as originated financial assets (“Originated Method”). While the cash flows we expect to collect at the time of assignment are significantly lower than the contractual cash flows owed to us due to credit quality, our Loans do not qualify for the PCD Method because the assignment of the Consumer Loan occurs a moment after the Consumer Loan is originated by the Dealer, so “a more-than-insignificant deterioration in credit quality since origination” has not occurred. In addition, Dealer Loans also do not qualify for the PCD Method because Consumer Loans assigned under the Portfolio Program are considered to be advances under Dealer Loans originated by us rather than Consumer Loans purchased by us.

Under the Originated Method, at the time of assignment, we will:

•	calculate the effective interest rate based on contractual future net cash flows;

•	record a Loan receivable equal to the advance paid to the Dealer under the Portfolio Program or purchase price paid to the Dealer under the Purchase Program; and

•
record an allowance for credit losses equal to the difference between the initial Loan receivable balance and the present value of expected future net cash flows discounted at the effective interest rate. The initial allowance for credit losses will be recognized as provision for credit losses expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Estimated Financial Statement Impact of the Adoption of CECL

We have developed, refined and validated CECL models that we ran in parallel with our current accounting throughout 2019. Provided below are our best estimates of the expected financial statement impact of the adoption of CECL based on our implementation efforts to date. These estimates are subject to further refinement as we finalize reviews of models, methodologies and judgements.

Upon adoption of CECL on January 1, 2020, we increased our Loans receivable and the related allowance for credit losses balances by approximately $2.5 billion each. These increases did not impact the net carrying amount of Loans (Loans receivable less allowance for credit losses) or net income. This estimate reflects the impact of our adoption of a partial write-off policy on January 1, 2020 in connection with our adoption of CECL. Under our partial write-off policy, we write off the amount of the outstanding balance of the Loan, if any, that exceeds 200% of the present value of future expected net cash flows as we deem this amount to be uncollectable.

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

Given the significant change in timing of net Loan income recognition for new Consumer Loan assignments discussed above, we believe the amount of net income that we will report in 2020 under CECL will be significantly lower than what would be reported under current GAAP. The ultimate financial statement impact of CECL will depend on Consumer Loan assignment volume and the percentage of Consumer Loans assigned to us as Purchased Loans, the size and composition of our Loan portfolio, the Loan portfolio’s credit quality and economic conditions at the time of adoption as well as any refinements to our models, methodologies and judgements. Using reasonable estimates for the preceding factors, we believe net income for the year ending December 31, 2020 will be approximately 30% to 60% lower under CECL than what would be reported under current GAAP, with the greatest impact occurring in the quarter of adoption (approximately 50% to 80% lower). To the extent those factors differ from our current estimates, the actual impact of CECL on net income for the year ending December 31, 2020 could vary from this expectation, and such variance could be material.

Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, which intends to enhance and simplify various aspects of the income tax accounting guidance, including requirements impacting the allocation of income tax expense to certain legal entities and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for fiscal years, and interim periods, beginning after December 15, 2020. Early application is permitted, but we have not yet adopted ASU 2019-12. We are currently assessing the impact the adoption of ASU 2019-12 will have on our consolidated financial statements and related disclosures.

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2019 for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 18 to these consolidated financial statements.

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

Loans Receivable, net.  The fair value is determined by calculating the present value of expected future net cash flows estimated by us utilizing a discount rate comparable with the rate used to calculate the value of our Loans under our non-GAAP floating yield methodology.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of December 31,
	2019		2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$187.4	$187.4	$25.7	$25.7
Restricted cash and cash equivalents	330.3	330.3	303.6	303.6
Restricted securities available for sale	59.3	59.3	58.6	58.6
Loans receivable, net	6,685.2	6,777.2	5,763.3	5,855.1
Liabilities
Revolving secured line of credit	$—	$—	$171.9	$171.9
Secured financing	3,339.7	3,397.5	3,092.7	3,100.9
Senior notes	1,187.8	1,257.6	544.4	556.3
Mortgage note	11.3	11.3	11.9	11.9

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$187.4	$—	$—	$187.4
Restricted cash and cash equivalents (1)	330.3	—	—	330.3
Restricted securities available for sale (2)	47.5	11.8	—	59.3
Loans receivable, net (1)	—	—	6,777.2	6,777.2
Liabilities
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (1)	—	3,397.5	—	3,397.5
Senior notes (1)	1,257.6	—	—	1,257.6
Mortgage note (1)	—	11.3	—	11.3

(In millions)	As of December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$25.7	$—	$—	$25.7
Restricted cash and cash equivalents (1)	303.6	—	—	303.6
Restricted securities available for sale (2)	47.9	10.7	—	58.6
Loans receivable, net (1)	—	—	5,855.1	5,855.1
Liabilities
Revolving secured line of credit (1)	$—	$171.9	$—	$171.9
Secured financing (1)	—	3,100.9	—	3,100.9
Senior notes (1)	556.3	—	—	556.3
Mortgage note (1)	—	11.9	—	11.9

(1)	Measured at amortized cost with fair value disclosed.

(2)	Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25.3	$0.5	$—	$25.8
U.S. Government and agency securities	21.3	0.4	—	21.7
Asset-backed securities	11.2	0.1	—	11.3
Mortgage-backed securities	0.5	—	—	0.5
Total restricted securities available for sale	$58.3	$1.0	$—	$59.3
(In millions)	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$23.4	$—	$(0.2)	$23.2
U.S. Government and agency securities	24.8	0.1	(0.2)	24.7
Asset-backed securities	9.4	—	(0.1)	9.3
Mortgage-backed securities	1.4	—	—	1.4
Total restricted securities available for sale	$59.0	$0.1	$(0.5)	$58.6

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2019
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$1.4	$—	$—	$—	$1.4	$—
U.S. Government and agency securities	1.9	—	—	—	1.9	—
Asset-backed securities	1.9	—	—	—	1.9	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$5.2	$—	$—	$—	$5.2	$—

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2018
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$12.0	$(0.1)	$6.5	$(0.1)	$18.5	$(0.2)
U.S. Government and agency securities	2.2	—	10.5	(0.2)	12.7	(0.2)
Asset-backed securities	4.7	—	3.3	(0.1)	8.0	(0.1)
Mortgage-backed securities	—	—	1.4	—	1.4	—
Total restricted securities available for sale	$18.9	$(0.1)	$21.7	$(0.4)	$40.6	$(0.5)

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

(In millions)	As of December 31,
	2019		2018
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$5.7	$5.7	$1.7	$1.7
Over one year to five years	50.8	51.8	55.1	54.7
Over five years to ten years	1.5	1.5	0.8	0.8
Over ten years	0.3	0.3	1.4	1.4
Total restricted securities available for sale	$58.3	$59.3	$59.0	$58.6

5.    LOANS RECEIVABLE

Loans receivable consists of the following:

(In millions)	As of December 31, 2019
	Dealer Loans	Purchased Loans	Total
Loans receivable	$4,623.3	$2,597.9	$7,221.2
Allowance for credit losses	(428.0)	(108.0)	(536.0)
Loans receivable, net	$4,195.3	$2,489.9	$6,685.2

(In millions)	As of December 31, 2018
	Dealer Loans	Purchased Loans	Total
Loans receivable	$4,141.0	$2,084.2	$6,225.2
Allowance for credit losses	(378.1)	(83.8)	(461.9)
Loans receivable, net	$3,762.9	$2,000.4	$5,763.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in Loans receivable is as follows:

(In millions)	For the Year Ended December 31, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,141.0	$2,084.2	$6,225.2
New Consumer Loan assignments (1)	2,424.5	1,347.7	3,772.2
Principal collected on Loans receivable	(2,049.4)	(921.8)	(2,971.2)
Accelerated Dealer Holdback payments	58.8	—	58.8
Dealer Holdback payments	138.5	—	138.5
Transfers (2)	(87.2)	87.2	—
Write-offs	(4.4)	(0.5)	(4.9)
Recoveries (3)	1.5	1.1	2.6
Balance, end of period	$4,623.3	$2,597.9	$7,221.2

(In millions)	For the Year Ended December 31, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,518.1	$1,530.9	$5,049.0
New Consumer Loan assignments (1)	2,414.8	1,181.0	3,595.8
Principal collected on Loans receivable	(1,873.0)	(703.7)	(2,576.7)
Accelerated Dealer Holdback payments	52.6	—	52.6
Dealer Holdback payments	128.9	—	128.9
Transfers (2)	(78.2)	78.2	—
Write-offs	(25.2)	(3.4)	(28.6)
Recoveries (3)	3.0	1.2	4.2
Balance, end of period	$4,141.0	$2,084.2	$6,225.2

(In millions)	For the Year Ended December 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,209.0	$998.0	$4,207.0
New Consumer Loan assignments (1)	1,968.3	904.8	2,873.1
Principal collected on Loans receivable	(1,729.9)	(459.6)	(2,189.5)
Accelerated Dealer Holdback payments	47.1	—	47.1
Dealer Holdback payments	131.6	—	131.6
Transfers (2)	(93.1)	93.1	—
Write-offs	(16.4)	(5.7)	(22.1)
Recoveries (3)	1.5	0.3	1.8
Balance, end of period	$3,518.1	$1,530.9	$5,049.0

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

The excess of expected net cash flows over the outstanding balance of Loans receivable, net is referred to as the accretable yield and is recognized on a level-yield basis as finance charge income over the remaining lives of the Loans.  A summary of changes in the accretable yield is as follows:

(In millions)	For the Year Ended December 31, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,283.0	$782.5	$2,065.5
New Consumer Loan assignments (1)	971.6	561.2	1,532.8
Accretion (2)	(897.5)	(480.7)	(1,378.2)
Provision for credit losses	65.9	10.5	76.4
Forecast changes	(7.9)	22.5	14.6
Transfers (3)	(33.3)	42.2	8.9
Balance, end of period	$1,381.8	$938.2	$2,320.0

(In millions)	For the Year Ended December 31, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$1,088.6	$576.9	$1,665.5
New Consumer Loan assignments (1)	990.2	488.4	1,478.6
Accretion (2)	(816.3)	(369.3)	(1,185.6)
Provision for credit losses	48.0	8.9	56.9
Forecast changes	2.0	40.3	42.3
Transfers (3)	(29.5)	37.3	7.8
Balance, end of period	$1,283.0	$782.5	$2,065.5

(In millions)	For the Year Ended December 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$982.6	$348.1	$1,330.7
New Consumer Loan assignments (1)	803.0	377.9	1,180.9
Accretion (2)	(766.6)	(253.6)	(1,020.2)
Provision for credit losses	103.4	25.9	129.3
Forecast changes	(5.6)	41.7	36.1
Transfers (3)	(28.2)	36.9	8.7
Balance, end of period	$1,088.6	$576.9	$1,665.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Year Ended December 31, 2019
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,810.6	$2,953.3	$6,763.9
Expected net cash flows at the time of assignment (2)	3,396.1	1,908.9	5,305.0
Fair value at the time of assignment (3)	2,424.5	1,347.7	3,772.2

(In millions)	For the Year Ended December 31, 2018
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,827.4	$2,610.7	$6,438.1
Expected net cash flows at the time of assignment (2)	3,405.0	1,669.4	5,074.4
Fair value at the time of assignment (3)	2,414.8	1,181.0	3,595.8

(In millions)	For the Year Ended December 31, 2017
	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,131.6	$1,973.7	$5,105.3
Expected net cash flows at the time of assignment (2)	2,771.3	1,282.7	4,054.0
Fair value at the time of assignment (3)	1,968.3	904.8	2,873.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our initial expectations.  For additional information regarding credit quality, see Note 2 to the consolidated financial statements.  The following table compares our forecast of Consumer Loan collection rates as of December 31, 2019, with the forecasts as of December 31, 2018, as of December 31, 2017, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2019	December 31, 2018	December 31, 2017	Initial Forecast	December 31, 2018	December 31, 2017	Initial Forecast
2010	77.8%	77.7%	77.6%	73.6%	0.1%	0.2%	4.2%
2011	74.8%	74.7%	74.7%	72.5%	0.1%	0.1%	2.3%
2012	73.9%	73.8%	73.8%	71.4%	0.1%	0.1%	2.5%
2013	73.5%	73.5%	73.5%	72.0%	0.0%	0.0%	1.5%
2014	71.7%	71.7%	71.7%	71.8%	0.0%	0.0%	-0.1%
2015	65.4%	65.4%	65.5%	67.7%	0.0%	-0.1%	-2.3%
2016	64.1%	64.2%	64.8%	65.4%	-0.1%	-0.7%	-1.3%
2017	64.8%	65.5%	65.6%	64.0%	-0.7%	-0.8%	0.8%
2018	65.1%	65.0%	—	63.6%	0.1%	—	1.5%
2019	64.6%	—	—	64.0%	—	—	0.6%

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

Consumer Loans assigned in 2010 through 2013 and 2018 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2014, 2017 and 2019, actual results have been close to our initial estimates.

For the year ended December 31, 2019, forecasted collection rates improved for Consumer Loans assigned in 2019, declined for Consumer Loans assigned in 2017 and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

(In millions)	As of December 31, 2019
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,591.3	$2,006.9	$3,598.2	$3,032.0	$591.0	$3,623.0
Allowance for credit losses	—	—	—	(428.0)	(108.0)	(536.0)
Loans receivable, net	$1,591.3	$2,006.9	$3,598.2	$2,604.0	$483.0	$3,087.0

(In millions)	As of December 31, 2018
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,355.1	$1,392.1	$2,747.2	$2,785.9	$692.1	$3,478.0
Allowance for credit losses	—	—	—	(378.1)	(83.8)	(461.9)
Loans receivable, net	$1,355.1	$1,392.1	$2,747.2	$2,407.8	$608.3	$3,016.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in the allowance for credit losses is as follows:

(In millions)	For the Year Ended December 31, 2019
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$378.1	$83.8	$461.9
Provision for credit losses	65.9	10.5	76.4
Transfers (1)	(13.1)	13.1	—
Write-offs	(4.4)	(0.5)	(4.9)
Recoveries (2)	1.5	1.1	2.6
Balance, end of period	$428.0	$108.0	$536.0

(In millions)	For the Year Ended December 31, 2018
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$366.0	$63.4	$429.4
Provision for credit losses	48.0	8.9	56.9
Transfers (1)	(13.7)	13.7	—
Write-offs	(25.2)	(3.4)	(28.6)
Recoveries (2)	3.0	1.2	4.2
Balance, end of period	$378.1	$83.8	$461.9

(In millions)	For the Year Ended December 31, 2017
	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$309.3	$11.1	$320.4
Provision for credit losses	103.4	25.9	129.3
Transfers (1)	(31.8)	31.8	—
Write-offs	(16.4)	(5.7)	(22.1)
Recoveries (2)	1.5	0.3	1.8
Balance, end of period	$366.0	$63.4	$429.4

(1)
Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback.  We transfer the Dealer’s outstanding Dealer Loan balance and the related allowance for credit losses balance to Purchased Loans in the period this forfeiture occurs.

(2)	Represents collections received on previously written off Loans.

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of December 31,
	2019	2018
Land and land improvements	$2.7	$2.7
Building and improvements	54.5	33.2
Data processing equipment and software	41.3	37.3
Office furniture and equipment	3.9	3.8
Leasehold improvements	2.4	2.2
Total property and equipment	104.8	79.2
Less: Accumulated depreciation on property and equipment	(45.1)	(39.0)
Total property and equipment, net	$59.7	$40.2

Depreciation expense on property and equipment was $7.3 million, $5.4 million and $6.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Years Ended December 31,
	2019	2018	2017
Net assumed written premiums	$51.8	$55.8	$42.4
Net premiums earned	51.0	46.6	41.1
Provision for claims	30.1	26.0	22.7
Amortization of capitalized acquisition costs	1.3	1.2	1.0

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of December 31,
	Balance Sheet location	2019	2018
Trust assets	Restricted cash and cash equivalents	$0.9	$0.3
Trust assets	Restricted securities available for sale	59.3	58.6
Unearned premium	Accounts payable and accrued liabilities	44.1	43.3
Claims reserve (1)	Accounts payable and accrued liabilities	1.8	1.6

(1)	The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

The following tables present information about incurred and paid claims development for the five-year period ended December 31, 2019:

(Dollars in millions)
	Cumulative Incurred Claims					As of December 31, 2019
Incident Year	As of December 31,					Claims Reserve	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019
2015	$33.1	$33.4	$33.4	$33.4	$33.4	$—	32,909
2016		25.7	26.0	26.0	26.0	—	25,215
2017			22.3	22.5	22.6	—	20,461
2018				25.8	25.7	—	22,305
2019					30.1	1.8	23,480
Total					$137.8	$1.8	124,370

(In millions)	Cumulative Paid Claims
	As of December 31,
Incident Year	2015	2016	2017	2018	2019
2015	$31.9	$33.4	$33.4	$33.4	$33.4
2016		24.7	26.0	26.0	26.0
2017			21.3	22.5	22.6
2018				24.2	25.7
2019					28.3
Total					$136.0

Average Annual Percentage Payout of Incurred Claims by Age
Claim Age (Years)	1	2	3	4	5
Payout Percentage	94.7%	5.2%	0.1%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.    OTHER INCOME

Other income consists of the following:

	For the Years Ended December 31,
(In millions)	2019	2018	2017
Ancillary product profit sharing	$37.9	$30.6	$23.9
Remarketing fees	12.0	11.2	10.9
Interest	8.5	5.0	2.2
Dealer enrollment fees	4.7	4.3	3.9
Dealer support products and services	2.5	4.1	4.8
GPS-SID fees	1.9	6.4	11.1
Other	1.1	0.8	0.6
Total	$68.6	$62.4	$57.4

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

GPS-SID fees consist of fees we received from a TPP for providing Dealers in certain states the ability to purchase GPS Starter Interrupt Devices ("GPS-SID"). Through this program, Dealers could install GPS-SID on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle.  Dealers purchased GPS-SID directly from the TPP and the TPP paid us a vendor fee for each device sold. GPS-SID fee income was recognized when the units were sold. Effective during the second quarter of 2019, we no longer provide Dealers the ability to purchase GPS-SID through this program. We allowed Dealers to install previously purchased GPS-SID on vehicles financed by us until September 1, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Year Ended December 31, 2019
	Ancillary product profit sharing	Remarketing fees	Interest	Dealer enrollment fees	Dealer support products and services	GPS-SID fees	Other	Total Other Income
Source of income
Third Party Providers	$37.9	$—	$8.5	$—	$—	$1.9	$1.1	$49.4
Dealers	—	12.0	—	4.7	2.5	—	—	19.2
Total	$37.9	$12.0	$8.5	$4.7	$2.5	$1.9	$1.1	$68.6

Timing of revenue recognition
Over time	$37.9	$—	$8.5	$4.7	$—	$—	$—	$51.1
At a point in time	—	12.0	—	—	2.5	1.9	1.1	17.5
Total	$37.9	$12.0	$8.5	$4.7	$2.5	$1.9	$1.1	$68.6

9.    DEBT

Debt consists of the following:

(In millions)	As of December 31, 2019
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (2)	3,355.6	(15.9)	—	3,339.7
Senior notes	1,201.8	(13.2)	(0.8)	1,187.8
Mortgage note	11.3	—	—	11.3
Total debt	$4,568.7	$(29.1)	$(0.8)	$4,538.8

(In millions)	As of December 31, 2018
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$171.9	$—	$—	$171.9
Secured financing (2)	3,108.7	(16.0)	—	3,092.7
Senior notes	550.0	(4.5)	(1.1)	544.4
Mortgage note	11.9	—	—	11.9
Total debt	$3,842.5	$(20.5)	$(1.1)	$3,820.9

(1)	Excludes deferred debt issuance costs of $3.2 million and $2.9 million as of December 31, 2019 and December 31, 2018, respectively, which are included in other assets.

(2)	Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

General information for each of our financing transactions in place as of December 31, 2019 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of December 31, 2019
Revolving Secured Line of Credit	n/a	06/22/22		$340.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	07/12/22	(2)	$400.0	LIBOR plus 175 basis points (3)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	07/26/22	(2)	$300.0	LIBOR plus 200 basis points (3)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	08/17/21	(4)	$100.0	LIBOR plus 190 basis points (3)
Warehouse Facility VI (1)	CAC Warehouse Funding LLC VI	09/30/22	(2)	$75.0	LIBOR plus 200 basis points
Warehouse Facility VII (1)	CAC Warehouse Funding LLC VII	12/16/21	(5)	$150.0	Commercial paper rate plus 200 basis points (3)
Warehouse Facility VIII (1)	CAC Warehouse Funding LLC VIII	07/26/22	(2)	$200.0	LIBOR plus 190 basis points (3)
Term ABS 2016-3 (1)	Credit Acceptance Funding LLC 2016-3	10/15/18	(2)	$350.0	Fixed rate
Term ABS 2017-1 (1)	Credit Acceptance Funding LLC 2017-1	02/15/19	(2)	$350.0	Fixed rate
Term ABS 2017-2 (1)	Credit Acceptance Funding LLC 2017-2	06/17/19	(2)	$450.0	Fixed rate
Term ABS 2017-3 (1)	Credit Acceptance Funding LLC 2017-3	10/15/19	(2)	$350.0	Fixed rate
Term ABS 2018-1 (1)	Credit Acceptance Funding LLC 2018-1	02/17/20	(2)	$500.0	Fixed rate
Term ABS 2018-2 (1)	Credit Acceptance Funding LLC 2018-2	05/15/20	(2)	$450.0	Fixed rate
Term ABS 2018-3 (1)	Credit Acceptance Funding LLC 2018-3	08/17/20	(2)	$398.3	Fixed rate
Term ABS 2019-1 (1)	Credit Acceptance Funding LLC 2019-1	02/15/21	(2)	$402.5	Fixed rate
Term ABS 2019-2 (1)	Credit Acceptance Funding LLC 2019-2	08/15/22	(6)	$500.0	Fixed rate
Term ABS 2019-3 (1)	Credit Acceptance Funding LLC 2019-3	11/15/21	(2)	$351.7	Fixed rate
2021 Senior Notes	n/a	02/15/21	(7)	$151.8	Fixed rate
2023 Senior Notes	n/a	03/15/23	(7)	$250.0	Fixed rate
2024 Senior Notes	n/a	12/31/24		$400.0	Fixed rate
2026 Senior Notes	n/a	03/15/26		$400.0	Fixed rate
Mortgage Note	Chapter 4 Properties, LLC	08/06/23		$12.0	LIBOR plus 150 basis points

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.

(3)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on August 17, 2023 will be due on that date.

(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on December 16, 2023 will be due on that date.

(6)
Represents the revolving maturity date. The Company has the option to redeem and retire the indebtedness after the revolving maturity date. If we do not elect this option, the outstanding balance will amortize based on the cash flows of the pledged assets.

(7)
On January 17, 2020, we used a portion of the net proceeds from the 2024 senior notes to redeem the remaining $151.8 million outstanding principal amount of the 2021 senior notes. We intend to use the remaining net proceeds from the 2024 senior notes, together with borrowings under our revolving credit facility and cash on hand to the extent available, to redeem in full the $250.0 million outstanding principal amount of the 2023 senior notes on or around March 15, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Years Ended December 31,
	2019	2018
Revolving Secured Line of Credit
Maximum outstanding principal balance	$282.9	$265.4
Average outstanding principal balance	77.2	40.6
Warehouse Facility II
Maximum outstanding principal balance	$201.0	$201.0
Average outstanding principal balance	78.0	3.3
Warehouse Facility IV
Maximum outstanding principal balance	$100.0	$99.0
Average outstanding principal balance	1.1	0.5
Warehouse Facility V
Maximum outstanding principal balance	$35.0	$99.0
Average outstanding principal balance	0.9	1.1
Warehouse Facility VI
Maximum outstanding principal balance	$—	$75.0
Average outstanding principal balance	—	0.4
Warehouse Facility VII
Maximum outstanding principal balance	$101.5	$150.0
Average outstanding principal balance	7.1	7.8
Warehouse Facility VIII
Maximum outstanding principal balance	$145.3	$—
Average outstanding principal balance	7.2	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2019	2018
Revolving Secured Line of Credit
Principal balance outstanding	$—	$171.9
Amount available for borrowing (1)	340.0	178.1
Interest rate	—%	4.38%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	250.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	0.1
Interest rate	—%	—%
Warehouse Facility VII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	150.0	150.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	—
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2016-1
Principal balance outstanding	$—	$125.3
Loans pledged as collateral	—	320.8
Restricted cash and cash equivalents pledged as collateral	—	29.6
Interest rate	—%	4.41%
Term ABS 2016-2
Principal balance outstanding	$—	$184.5
Loans pledged as collateral	—	335.0
Restricted cash and cash equivalents pledged as collateral	—	28.3
Interest rate	—%	3.20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Term ABS 2016-3
Principal balance outstanding	$51.8	$300.6
Loans pledged as collateral	219.5	392.7
Restricted cash and cash equivalents pledged as collateral	23.5	30.7
Interest rate	3.60%	2.59%
Term ABS 2017-1
Principal balance outstanding	$120.9	$350.0
Loans pledged as collateral	292.8	429.8
Restricted cash and cash equivalents pledged as collateral	26.1	30.9
Interest rate	3.19%	2.78%
Term ABS 2017-2
Principal balance outstanding	$277.2	$450.0
Loans pledged as collateral	426.7	548.4
Restricted cash and cash equivalents pledged as collateral	35.1	39.4
Interest rate	2.83%	2.72%
Term ABS 2017-3
Principal balance outstanding	$303.2	$350.0
Loans pledged as collateral	393.0	426.1
Restricted cash and cash equivalents pledged as collateral	29.3	28.6
Interest rate	2.91%	2.88%
Term ABS 2018-1
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	609.5	614.5
Restricted cash and cash equivalents pledged as collateral	43.8	41.8
Interest rate	3.24%	3.24%
Term ABS 2018-2
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	550.4	552.2
Restricted cash and cash equivalents pledged as collateral	37.6	36.3
Interest rate	3.68%	3.68%
Term ABS 2018-3
Principal balance outstanding	$398.3	$398.3
Loans pledged as collateral	487.7	578.8
Restricted cash and cash equivalents pledged as collateral	32.3	33.6
Interest rate	3.72%	3.72%
Term ABS 2019-1
Principal balance outstanding	$402.5	$—
Loans pledged as collateral	490.2	—
Restricted cash and cash equivalents pledged as collateral	31.9	—
Interest rate	3.53%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	628.5	—
Restricted cash and cash equivalents pledged as collateral	38.6	—
Interest rate	3.13%	—%
Term ABS 2019-3
Principal balance outstanding	$351.7	$—
Loans pledged as collateral	428.6	—
Restricted cash and cash equivalents pledged as collateral	27.2	—
Interest rate	2.56%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2021 Senior Notes
Principal balance outstanding	$151.8	$300.0
Interest rate	6.125%	6.125%
2023 Senior Notes
Principal balance outstanding	$250.0	$250.0
Interest rate	7.375%	7.375%
2024 Senior Notes
Principal balance outstanding	$400.0	$—
Interest rate	5.125%	—%
2026 Senior Notes
Principal balance outstanding	$400.0	$—
Interest rate	6.625%	—%
Mortgage Note
Principal balance outstanding	$11.3	$11.9
Interest rate	3.21%	3.85%

(1)	Availability may be limited by the amount of assets pledged as collateral.

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

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term ABS 2019-2, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2019-2 transaction pledged the Loans to a lender. The Term ABS 2016-3, 2017-1, 2017-2, 2017-3, 2018-1, 2018-2, 2018-3, 2019-1 and 2019-3 transactions each consist of three classes of notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Each financing at the time of issuance has a specified revolving period during which we are likely to contribute additional Loans to each Funding LLC. Each Funding LLC (other than that of Term ABS 2019-2) will then contribute the Loans to its respective trust. At the end of the applicable revolving period, the debt outstanding under each financing will begin to amortize.

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

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2016-3	October 27, 2016	$437.8	Through October 15, 2018
Term ABS 2017-1	February 23, 2017	437.8	Through February 15, 2019
Term ABS 2017-2	June 29, 2017	563.2	Through June 17, 2019
Term ABS 2017-3	October 26, 2017	437.6	Through October 15, 2019
Term ABS 2018-1	February 22, 2018	625.1	Through February 17, 2020
Term ABS 2018-2	May 24, 2018	562.6	Through May 15, 2020
Term ABS 2018-3	August 23, 2018	500.1	Through August 17, 2020
Term ABS 2019-1	February 21, 2019	503.1	Through February 15, 2021
Term ABS 2019-2	August 28, 2019	625.1	Through August 15, 2022
Term ABS 2019-3	November 21, 2019	439.6	Through November 15, 2021

Senior Notes

On December 18, 2019, we issued $400.0 million aggregate principal amount of 5.125% senior notes due 2024 (the “2024 senior notes”). The 2024 senior notes were issued pursuant to an indenture, dated as of December 18, 2019, among the Company, as issuer, the Company’s subsidiaries Buyers Vehicle Protection Plan, Inc. and Vehicle Remarketing Services, Inc., as guarantors (collectively, the “Guarantors”), and U.S. Bank National Association, as trustee.

The 2024 senior notes mature on December 31, 2024 and bear interest at a rate of 5.125% per annum, computed on the basis of a 360-day year composed of twelve 30-day months and payable semi-annually on June 30 and December 31 of each year, beginning on June 30, 2020. We used a portion of the net proceeds from the 2024 senior notes to repurchase or redeem all of the $300.0 million outstanding principal amount of our 6.125% senior notes due 2021 (the “2021 senior notes”), of which $148.2 million was repurchased on December 18, 2019 and the remaining $151.8 million was redeemed on January 17, 2020. We intend to use the remaining net proceeds from the 2024 senior notes, together with borrowings under our revolving credit facility and cash on hand to the extent available, to redeem in full the $250.0 million outstanding principal amount of our 7.375% senior notes due 2023 (the “2023 senior notes”) on or around March 15, 2020. During the fourth quarter of 2019, we recognized a pre-tax loss on extinguishment of debt of $1.8 million related to the repurchase of the 2021 senior notes in the fourth quarter of 2019 and the irrevocable notice given in December 2019 for the redemption of the remaining 2021 senior notes in the first quarter of 2020.

On March 7, 2019, we issued $400.0 million aggregate principal amount of 6.625% senior notes due 2026 (the “2026 senior notes”). The 2026 senior notes were issued pursuant to an indenture, dated as of March 7, 2019, among the Company, as issuer, the Guarantors, and U.S. Bank National Association, as trustee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The 2026 senior notes mature on March 15, 2026 and bear interest at a rate of 6.625% per annum, computed on the basis of a 360-day year composed of twelve 30-day months and payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2019. We used the net proceeds from the offering of the 2026 senior notes for general corporate purposes, including repayment of outstanding borrowings under our revolving secured line of credit facility.

On March 30, 2015, we issued $250.0 million aggregate principal amount of 2023 senior notes pursuant to an indenture, dated as of March 30, 2015, among the Company, as issuer, the Guarantors, and U.S. Bank National Association, as trustee.

The 2023 senior notes mature on March 15, 2023 and bear interest at a rate of 7.375% per annum, computed on the basis of a 360-day year composed of twelve 30-day months and payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2015. The 2023 senior notes were issued at a price of 99.266% of their aggregate principal amount, resulting in gross proceeds of $248.2 million, and a yield to maturity of 7.5% per annum. We used the net proceeds from the offering of the 2023 senior notes for general corporate purposes, including repayment of outstanding borrowings under our revolving secured line of credit facility. We intend to use the remaining net proceeds from the 2024 senior notes, together with borrowings under our revolving credit facility and cash on hand to the extent available, to redeem in full the $250.0 million outstanding principal amount of the 2023 senior notes on or around March 15, 2020.

On January 22, 2014, we issued $300.0 million aggregate principal amount of 2021 senior notes pursuant to an indenture, dated as of January 22, 2014, among the Company, the Guarantors, and U.S. Bank National Association, as trustee.

The 2021 senior notes mature on February 15, 2021 and bear interest at a rate of 6.125% per annum, computed on the basis of a 360-day year composed of twelve 30-day months and payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2014. We used the net proceeds from the 2021 senior notes, together with borrowings under our revolving credit facilities, to redeem in full the $350.0 million aggregate principal amount of our 9.125% first priority senior secured notes due 2017 (the “2017 senior notes”) on February 21, 2014. During the first quarter of 2014, we recognized a pre-tax loss on extinguishment of debt of $21.8 million related to the redemption of the 2017 senior notes. We used a portion of the net proceeds from the 2024 senior notes to repurchase or redeem all of the $300.0 million outstanding principal amount of the 2021 senior notes, of which $148.2 million was repurchased on December 18, 2019 and the remaining $151.8 million was redeemed on January 17, 2020.

All of the 2021, 2023, 2024 and 2026 senior notes (the "senior notes") are guaranteed on a senior basis by the Guarantors, which are also guarantors of obligations under our revolving secured line of credit facility. Other existing and future subsidiaries of ours may become guarantors of the senior notes in the future. The indentures for the senior notes provide for a guarantor of the senior notes to be released from its obligations under its guarantee of the senior notes under specified circumstances.

Mortgage Note

On August 6, 2018, we entered into a $12.0 million mortgage note with a commercial bank that is secured by a first mortgage lien on a building acquired by us and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. The note matures on August 6, 2023, and bears interest at LIBOR plus 150 basis points.

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2019 are as follows:

(In millions)
Year	Revolving Secured Line of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes	Mortgage Note	Total
2020	$—	$—	$1,376.0	$151.8	$0.7	$1,528.5
2021	—	—	1,017.2	—	0.7	1,017.9
2022	—	—	915.5	—	0.7	916.2
2023	—	—	46.9	250.0	9.2	306.1
2024	—	—	—	400.0	—	400.0
Thereafter	—	—	—	400.0	—	400.0
Total	$—	$—	$3,355.6	$1,201.8	$11.3	$4,568.7

(1)	The principal maturities of the Term ABS transactions are estimated based on forecasted collections.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Debt Covenants

As of December 31, 2019, we were in compliance with our covenants under the revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.  Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the contributed assets.

Our Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of December 31, 2019, we were in compliance with all such covenants.  As of the end of the year, we were also in compliance with our covenants under the senior notes indentures.

10.    DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps.  We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings.  The following tables provide the terms of our interest rate cap agreements that were in effect as of December 31, 2019 and 2018:

(Dollars in millions)
As of December 31, 2019
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

300.0	Warehouse Facility IV	Cap Floating Rate	05/2017	04/2021	100.0	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
		Cap Floating Rate	07/2019	07/2023	50.0	6.50%
					300.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	143.8	5.50%
200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%

(Dollars in millions)
As of December 31, 2018
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

250.0	Warehouse Facility IV	Cap Floating Rate	04/2016	04/2019	25.0	5.50%
		Cap Floating Rate	05/2017	04/2021	75.0	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
					250.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%
125.3	Term ABS 2016-1	Cap Floating Rate	04/2016	02/2019	64.2	5.00%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	150.0	5.50%

(1)	Rate excludes the spread over the corresponding LIBOR or commercial paper rate.

The interest rate caps have not been designated as hedging instruments.  As of December 31, 2019 and 2018, the interest rate caps had a fair value of $0.1 million and $0.0 million, respectively, as the capped rates were significantly above market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 is as follows:

(In millions)		Amount of Loss Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		For the Years Ended December 31,
	Location	2019	2018	2017
Interest rate caps	Interest expense	$(0.1)	$(0.1)	$(0.1)

11.    INCOME TAXES

Income Tax Provision

The income tax provision consists of the following:

(In millions)	For the Years Ended December 31,
	2019	2018	2017
Income before provision for income taxes:	$855.9	$755.1	$583.8
Current provision for income taxes:
Federal	94.1	110.9	184.6
State	18.7	19.5	13.5
	112.8	130.4	198.1
Deferred provision for income taxes:
Federal	70.7	35.0	(88.4)
State	14.8	14.3	2.7
	85.5	49.3	(85.7)
Interest and penalties expense:
Interest	1.5	1.4	1.2
Penalties	—	—	—
	1.5	1.4	1.2
Provision for income taxes	$199.8	$181.1	$113.6

Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In millions)	As of December 31,
	2019	2018
Deferred tax assets:
Allowance for credit losses	$128.3	$110.1
Stock-based compensation	15.5	16.5
Deferred state net operating loss	3.6	4.3
Other, net	13.2	7.0
Total deferred tax assets	160.6	137.9
Deferred tax liabilities:
Valuation of Loans receivable	471.3	363.9
Deferred Loan origination costs	1.6	1.5
Other, net	10.2	9.2
Total deferred tax liabilities	483.1	374.6
Net deferred tax liability	$322.5	$236.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The deferred state net operating loss tax asset arising from the operating loss carryforward for state income tax purposes is expected to expire at various times beginning in 2028, if not utilized.  During 2018, we wrote off $3.4 million of this deferred tax asset as we determined that we would not be able to utilize a state net operating loss carryforward prior to its expiration. We do not anticipate expiration of the remaining net operating loss carryforwards prior to their utilization.

Effective Income Tax Rate

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Years Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
Effect of the 2017 Tax Act	—%	-0.7%	-17.1%
State income taxes	3.1%	3.5%	1.7%
Excess tax benefits from stock-based compensation plans	-0.9%	-0.1%	-0.4%
Other	0.1%	0.3%	0.3%
Effective income tax rate	23.3%	24.0%	19.5%

U.S. federal statutory income tax rate

The enactment of the 2017 Tax Act in December 2017 lowered our federal statutory income tax rate from 35.0% in 2017 to 21.0% in 2018 and 2019.

Effect of the 2017 Tax Act

While the lower federal statutory income tax rate was not effective until 2018, the 2017 Tax Act resulted in a one-time reversal of $99.8 million of provision for income taxes in 2017 as we were required to revalue deferred taxes and uncertain tax positions at the lower federal statutory income tax rate. In 2018, we reversed a provisional valuation allowance related to stock-based compensation that we had established in 2017 upon enactment of the 2017 Tax Act, which resulted in a $5.5 million reversal of provision for income taxes in 2018.

State income taxes

The decrease in our state income tax rate from 2018 to 2019 was primarily the result of the write-off of a deferred state net operating loss tax asset during 2018. The increase in our state income tax rate from 2017 to 2018 was primarily the result of the write-off of a deferred state net operating loss tax asset during 2018, an increase in the percentage of income reserved for uncertain tax positions and higher effective income tax rates in certain state tax jurisdictions.

Excess tax benefits from stock-based compensation plans

During the first quarter of each year, we receive a tax benefit upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount by which this tax benefit exceeds the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit. Excess tax benefits are recognized in provision for income taxes and reduce our effective income tax rate. The increase in excess tax benefits from 2018 to 2019 was primarily the result of an increase in the number of restricted stock units that were converted to common stock due to the timing of long-term stock award grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Unrecognized Tax Benefits

The following table is a summary of changes in gross unrecognized tax benefits:

(In millions)	For the Years Ended December 31,
	2019	2018	2017
Unrecognized tax benefits at January 1,	$38.7	$31.9	$27.7
Additions for tax positions of the current year	10.0	10.2	6.7
Additions for tax positions of prior years	—	—	0.3
Reductions for tax positions of prior years	—	—	(0.4)
Settlements	(2.3)	—	—
Reductions as a result of a lapse of the statute of limitations	(4.7)	(3.4)	(2.4)
Unrecognized tax benefits at December 31,	$41.7	$38.7	$31.9

The total amount of gross unrecognized tax benefit that, if recognized, would favorably affect our effective income tax rate in future periods, was $41.7 million as of December 31, 2019.  Accrued interest related to uncertain tax positions was $8.9 million and $7.5 million as of December 31, 2019 and 2018, respectively.

We are subject to income tax in federal and state jurisdictions. We are generally no longer subject to tax examinations on federal returns filed for years prior to 2016 and state returns filed for years prior to 2012.

12.    NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Years Ended December 31,
	2019	2018	2017
Weighted average shares outstanding:
Common shares	18,614,719	19,144,785	19,245,188
Vested restricted stock units	285,537	301,282	252,531
Basic number of weighted average shares outstanding	18,900,256	19,446,067	19,497,719
Dilutive effect of restricted stock and restricted stock units	76,304	86,245	61,217
Dilutive number of weighted average shares outstanding	18,976,560	19,532,312	19,558,936

For the years ended December 31, 2019 and 2018, there were no stock options, restricted stock or restricted stock units that would have been anti-dilutive. For the year ended December 31, 2017, there were 250 shares of restricted stock that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13.    STOCK REPURCHASES

The following table summarizes our stock repurchases for the years ended December 31, 2019, 2018, and 2017:

(Dollars in millions)	For the Years Ended December 31,
	2019		2018		2017
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	669,752	$282.2	336,743	$127.1	588,580	$119.1
Other (2)	42,696	18.2	6,185	2.0	21,680	4.4
Total	712,448	$300.4	342,928	$129.1	610,260	$123.5

(1)
Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On November 7, 2019, the board of directors authorized the repurchase of up to one million shares of our common stock in addition to the board’s prior authorizations. As of December 31, 2019, we had authorization to repurchase 769,713 shares of our common stock.

(2)
Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

14.           STOCK-BASED COMPENSATION PLANS

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), we can grant stock-based awards in the form of restricted stock, restricted stock units and stock options to team members, officers, directors, and contractors at any time prior to March 26, 2022.  On March 26, 2012, our board of directors approved an amendment to our Incentive Plan, increasing the number of shares authorized for issuance by 500,000 shares, to 2.0 million shares.  The shares available for future grants under the Incentive Plan totaled 121,621 as of December 31, 2019.

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

•	Over a period of three years, based on continuous employment.

A summary of the non-vested restricted stock activity under the Incentive Plan for the year ended December 31, 2019 is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2018	150,647	$117.41
Granted	5,301	441.54
Vested	(17,971)	148.14
Forfeited	(474)	363.16
Non-vested as of December 31, 2019	137,503	$125.04

The grant-date weighted average fair value of shares granted in 2019, 2018 and 2017 was $441.54, $317.87, and $200.79, respectively.  The total fair value of shares vested was $7.9 million in 2019, $4.8 million in 2018 and $5.6 million in 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Restricted Stock Units

We grant performance-based restricted stock units to team members and directors in accordance with our Incentive Plan. The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant. Each restricted stock unit represents and has a value equal to one share of common stock. Based on the terms of individual restricted stock grant agreements, restricted stock units vest under one of the following methods:

•	Over a period of ten years, based on continuous employment and the cumulative improvement in our annual adjusted economic profit.

•	Over a period of five years, based upon the compounded annual growth rate in our adjusted economic profit.

•	Over a period of one to four years, based on continuous employment and the compounded annual growth rate in our adjusted EPS, a non-GAAP financial measure.

A summary of the restricted stock unit activity under the Incentive Plan for the year ended December 31, 2019, is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (2) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2018	516,773	$127.07
Granted	3,000	453.64
Converted	(87,842)	106.54
Forfeited	(3,100)	206.45
Outstanding as of December 31, 2019 (1)	428,831	$132.99	$189.7	4.1
Vested as of December 31, 2019	285,250	$124.67	$126.2	3.6

(1)	No RSUs outstanding at December 31, 2019 were convertible to shares of common stock.

(2)	The intrinsic value of RSUs is measured by applying the closing stock price as of December 31, 2019 to the applicable number of units.

The grant-date weighted average fair value of RSUs granted in 2019, 2018 and 2017 was $453.64, $363.11, and $206.45, respectively. The total intrinsic value of RSUs converted to common stock during 2019, 2018 and 2017 was $36.9 million, $0.5 million, and $6.9 million, respectively.
Stock-based compensation expense
Stock-based compensation expense consists of the following:

(In millions)	For the Years Ended December 31,
	2019	2018	2017
Restricted stock	$3.0	$2.7	$2.9
Restricted stock units	4.6	7.6	12.5
Total	$7.6	$10.3	$15.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

While the stock-based awards are often expected to vest in equal, annual installments over the corresponding requisite service periods of the grants, the related stock-based compensation expense is not recognized on a straight-line basis over the same periods.  Each installment is accounted for as a separate award and as a result, the fair value of each installment is recognized as stock-based compensation expense on a straight-line basis over the related expected vesting period.  Assuming performance targets are achieved in the periods currently estimated, we expect to recognize the remaining expense for stock-based awards outstanding as of December 31, 2019 over a weighted average period of 1.7 years, as follows:

(In millions)
For the Years Ended December 31,	Restricted Stock Units	Restricted Stock	Total Projected Expense
2020	$2.8	$1.9	$4.7
2021	0.6	1.2	1.8
2022	0.1	0.9	1.0
2023	—	0.7	0.7
2024	—	0.5	0.5
Thereafter	—	0.5	0.5
Total	$3.5	$5.7	$9.2

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

Geographic Information

For the three years ended December 31, 2019, 2018 and 2017, all of our revenues were derived from the United States.  As of December 31, 2019 and 2018, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of financing programs that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer or purchase ancillary products on vehicles financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during 2019, 2018, or 2017.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2019 or 2018.

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

On June 14, 2017, we were informed that the Bureau’s Office of Fair Lending and Equal Opportunity is investigating whether the Company may have violated the Equal Credit Opportunity Act ("ECOA") and Regulation B. On February 6, 2020, we were notified by the Bureau that they have completed their examination, they identified two matters requiring action and these matters will be addressed through the supervisory process.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On February 19, 2016, we received a First Amended Complaint filed by Westlake Services d/b/a Westlake Financial Service and Nowcom Corporation, alleging that the Company has attempted to monopolize the indirect financing profit sharing program market in violation of Section 2 of the Sherman Act and seeking, among other things, injunctive relief and unspecified money damages, which, if awarded, would likely be trebled pursuant to the Sherman Act. The case was filed in the United States District Court, Central District of California, Western Division. On April 6, 2016, the Court dismissed the claims brought by Nowcom Corporation. On January 5, 2018, the Court entered judgment in favor of the Company, dismissing the case with prejudice on the merits and ordering that the Company be awarded its costs of suit from Westlake Services, LLC. On February 2, 2018, Westlake Services, LLC filed a Notice of Appeal with the Court. On July 13, 2018, Westlake Services, LLC filed its appellate brief with the United States Court of Appeals for the Ninth Circuit. On September 14, 2018, we filed our response to Westlake Services, LLC’s appellate brief. On October 19, 2018, Westlake Services, LLC filed its reply brief. On February 5, 2020, the United States Court of Appeals for the Ninth Circuit affirmed the January 5, 2018 judgment entered in favor of the Company, dismissing the case with prejudice.

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

Lease Commitments

We lease office space and office equipment.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense on all operating leases was $1.8 million for 2019, $2.2 million for 2018, and $1.5 million for 2017.  Contingent rentals under the operating leases were insignificant. Our total minimum future lease commitments under operating leases as of December 31, 2019 are as follows:

(In millions)
Year	Minimum Future Lease Commitments
2020	$1.6
2021	1.2
2022	0.6
2023	—
2024	—
Total	$3.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)

17.    QUARTERLY FINANCIAL DATA (unaudited)

The following quarterly financial data for the years ended December 31, 2019 and 2018 has been prepared in accordance with GAAP:

(In millions, except per share data)	2019
	Quarters Ended
Income Statement Data	March 31	June 30	September 30	December 31
Revenue	$353.8	$370.6	$378.7	$385.9
Income before provision for income taxes	206.3	215.3	219.1	215.2
Net income	164.4	164.4	165.4	161.9
Net income per share (1):
Basic	$8.67	$8.68	$8.73	$8.63
Diluted	$8.65	$8.68	$8.73	$8.60

(In millions, except per share data)	2018
	Quarters Ended
Income Statement Data	March 31	June 30	September 30	December 31
Revenue	$295.6	$315.4	$332.0	$342.8
Income before provision for income taxes	157.7	198.0	198.4	201.0
Net income	120.1	151.0	151.0	151.9
Net income per share (1):
Basic	$6.18	$7.76	$7.76	$7.82
Diluted	$6.17	$7.75	$7.75	$7.79

(1)
Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

18. SUBSEQUENT EVENTS

On January 17, 2020, we used a portion of the net proceeds from the 2024 senior notes to redeem the remaining $151.8 million outstanding principal amount of the 2021 senior notes. For additional information regarding this transaction, see Note 9 to these consolidated financial statements.

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, we used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we believe that as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2019 and their report dated February 11, 2020 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Credit Acceptance Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 11, 2020 expressed an unqualified opinion on those financial statements.
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
February 11, 2020

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information is contained under the captions “Election of Directors” (excluding the “Report of the Audit Committee”) and, if required, “Delinquent Section 16 (a) Reports” in the Proxy Statement and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information is contained under the caption “Compensation of Executive Officers and Directors” (excluding the “Report of the Executive Compensation Committee”) in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information is contained under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on May 17, 2012, provides for the granting of restricted stock, restricted stock units and stock options to team members, officers, and directors. As of December 31, 2019, there were no options issued or outstanding under the Incentive Plan.

The following table sets forth (1) the number of shares of common stock to be issued upon the exercise of outstanding options or restricted stock units, (2) the weighted average exercise price of outstanding options, if applicable, and (3) the number of shares remaining available for future issuance, as of December 31, 2019:

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options (a)	Number of shares remaining available for future issuance under equity compensation plans (b)
Equity compensation plan approved by shareholders:
Incentive Plan	428,831	—	121,621

(a)	The weighted average exercise price in this column does not take into account restricted stock units that are outstanding under the Incentive Plan, which have no exercise price.

(b)
For additional information regarding our equity compensation plans, including grants of restricted stock units, see Note 14 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is contained under the caption “Certain Relationships and Transactions” and “Election of Directors – Meetings and Committees of the Board of Directors” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information is contained under the caption “Independent Accountants” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)
The following consolidated financial statements of the Company and notes thereto and the Report of Independent Registered Public Accounting Firm are contained in Item 8 — Financial Statements and Supplementary Data of this Form 10-K, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2019 and 2018
— Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
— Consolidated Statements of Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017
— Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
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

4.1	Description of the Company's Common Stock.
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

4.6
First Amendment to Loan and Security Agreement dated as of April 5, 2013, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.84 to the Company’s Current Report on Form 8-K filed April 5, 2013).

4.7
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

4.9
First Amendment to Amended and Restated Sale and Contribution Agreement, dated as of December 4, 2013, between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to Exhibit 4.107 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).

4.10
Sixth Amended and Restated Credit Agreement, dated as of June 23, 2014, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed June 25, 2014).

4.11
Amendment No. 1 to Amended and Restated Backup Servicing Agreement, dated as of July 18, 2014, among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.126 to the Company’s Current Report on Form 8-K filed July 23, 2014).

4.12
Loan and Security Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.127 to the Company’s Current Report on Form 8-K filed September 18, 2014).

4.13
Backup Servicing Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.128 to the Company’s Current Report on Form 8-K filed September 18, 2014).

4.14
Contribution Agreement, dated as of September 15, 2014, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to Exhibit 4.129 to the Company’s Current Report on Form 8-K filed September 18, 2014).

4.15
Indenture dated as of March 30, 2015, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 31, 2015).

4.16
Third Amendment to Loan and Security Agreement, dated as of May 13, 2015, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.71 to the Company's Current Report on Form 8-K filed May 15, 2015).

4.17
First Amendment to Backup Servicing Agreement, dated as of May 13, 2015, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.72 to the Company's Current Report on Form 8-K filed May 15, 2015).

4.18
First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 11, 2015, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank (incorporated by reference to Exhibit 4.74 to the Company’s Current Report on Form 8-K filed June 16, 2015).

4.19
First Amendment to Loan and Security Agreement, dated as of June 11, 2015, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.75 to the Company’s Current Report on Form 8-K filed June 16, 2015).

4.20
Loan and Security Agreement dated as of September 30, 2015, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed October 5, 2015).

4.21
Contribution Agreement, dated as of September 30, 2015, between the Company and CAC Warehouse Funding LLC VI (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed October 5, 2015).

4.22
Indenture dated as of May 12, 2016, between Credit Acceptance Auto Loan Trust 2016-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.70 to the Company’s Current Report on Form 8-K filed May 16, 2016).

4.23
Second Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 15, 2016, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.76 to the Company’s Current Report on Form 8-K filed June 20, 2016).

4.24
Sixth Amended and Restated Loan and Security Agreement dated as of June 23, 2016, among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.77 to the Company’s Current Report on Form 8-K filed June 28, 2016).

4.25
Fourth Amended and Restated Sale and Contribution Agreement, dated as of June 23, 2016, between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to Exhibit 4.78 to the Company’s Current Report on Form 8-K filed June 28, 2016).

4.26
Second Amendment to Loan and Security Agreement, dated as of August 18, 2016, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.79 to the Company’s Current Report on Form 8-K filed August 23, 2016).

4.27
First Amendment to Contribution Agreement, dated as of August 18, 2016, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed August 23, 2016).

4.28
Indenture dated as of October 27, 2016, between Credit Acceptance Auto Loan Trust 2016-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.81 to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.29
Sale and Servicing Agreement, dated as of October 27, 2016, among the Company, Credit Acceptance Auto Loan Trust 2016-3, Credit Acceptance Funding LLC 2016-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.30
Backup Servicing Agreement, dated as of October 27, 2016, among the Company, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Auto Loan Trust 2016-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.31
Amended and Restated Trust Agreement, dated as of October 27, 2016, among Credit Acceptance Funding LLC 2016-3, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.84 to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.32
Sale and Contribution Agreement, dated as of October 27, 2016, between the Company and Credit Acceptance Funding LLC 2016-3 (incorporated by reference to Exhibit 4.85 to the Company’s Current Report on Form 8-K filed October 31, 2016).

4.33
Indenture dated as of February 23, 2017, between Credit Acceptance Auto Loan Trust 2017-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.73 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.34
Sale and Servicing Agreement, dated as of February 23, 2017, among the Company, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Funding LLC 2017-1, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.74 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.35
Backup Servicing Agreement, dated as of February 23, 2017, among the Company, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Auto Loan Trust 2017-1, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.75 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.36
Amended and Restated Trust Agreement, dated as of February 23, 2017, among Credit Acceptance Funding LLC 2017-1, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.76 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.37
Sale and Contribution Agreement, dated as of February 23, 2017, between the Company and Credit Acceptance Funding LLC 2017-1(incorporated by reference to Exhibit 4.77 to the Company’s Current Report on Form 8-K filed March 1, 2017).

4.38
Fourth Amendment to Loan and Security Agreement, dated as of April 28, 2017, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.79 to the Company’s Current Report on Form 8-K filed May 4, 2017).

4.39
Third Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of June 28, 2017, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed June 30, 2017).

4.40
Indenture dated as of June 29, 2017, between Credit Acceptance Auto Loan Trust 2017-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.81 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.41
Sale and Servicing Agreement, dated as of June 29, 2017, among the Company, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Funding LLC 2017-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.42
Backup Servicing Agreement, dated as of June 29, 2017, among the Company, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Auto Loan Trust 2017-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.43
Amended and Restated Trust Agreement, dated as of June 29, 2017, among Credit Acceptance Funding LLC 2017-1, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.84 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.44
Sale and Contribution Agreement, dated as of June 29, 2017, between the Company and Credit Acceptance Funding LLC 2017-2 (incorporated by reference to Exhibit 4.85 to the Company’s Current Report on Form 8-K filed July 5, 2017).

4.45
First Amendment to Loan and Security Agreement, dated as of July 18, 2017, among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, fsb (incorporated by reference to Exhibit 4.87 to the Company’s Current Report on Form 8-K filed July 21, 2017).

4.46
New Bank Addendum, dated October 19, 2017 to the Sixth Amended and Restated Credit Acceptance Corporation Credit Agreement dated as of October 19, 2017, among the Company, each of the financial institutions parties thereto and Comerica Bank, as agent (incorporated by reference to Exhibit 4.94 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

4.47
Assignment Agreement, dated October 19, 2017, among the Company, the Banks signatory thereto and Comerica Bank, as agent, under the Sixth Amended and Restated Credit Acceptance Corporation Credit Agreement dated as of June 23, 2014 (incorporated by reference to Exhibit 4.95 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).

4.48
Indenture dated as of October 26, 2017, between Credit Acceptance Auto Loan Trust 2017-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.88 to the Company’s Current Report on Form 8-K filed October 27, 2017).

4.49
Sale and Servicing Agreement, dated as of October 26, 2017, among the Company, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Funding LLC 2017-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.89 to the Company’s Current Report on Form 8-K filed October 27, 2017).

4.50
Backup Servicing Agreement, dated as of October 26, 2017, among the Company, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Auto Loan Trust 2017-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.90 to the Company’s Current Report on Form 8-K filed October 27, 2017).

4.51
Amended and Restated Trust Agreement, dated as of October 26, 2017, among Credit Acceptance Funding LLC 2017-3, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.91 to the Company’s Current Report on Form 8-K filed October 27, 2017).

4.52
Sale and Contribution Agreement, dated as of October 26, 2017, between the Company and Credit Acceptance Funding LLC 2017-3 (incorporated by reference to Exhibit 4.92 to the Company’s Current Report on Form 8-K filed October 27, 2017).

4.53
Loan and Security Agreement, dated as of December 1, 2017, among the Company, CAC Warehouse Funding LLC VII, Credit Suisse AG, New York Branch and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed December 7, 2017).

4.54
Contribution Agreement, dated as of December 1, 2017, between the Company and CAC Warehouse Funding LLC VII (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed December 7, 2017).

4.55
Backup Servicing Agreement, dated as of December 1, 2017, among the Company, CAC Warehouse Funding LLC VII, Credit Suisse AG, New York Branch and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.98 to the Company’s Current Report on Form 8-K filed December 7, 2017).

4.56
Amendment No. 1 to Sixth Amended and Restated Loan and Security Agreement, dated as of December 20, 2017, among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed December 21, 2017).

4.57
Indenture dated as of February 22, 2018, between Credit Acceptance Auto Loan Trust 2018-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed February 27, 2018).

4.58
Sale and Servicing Agreement, dated as of February 22, 2018, among the Company, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Funding LLC 2018-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.81 to the Company’s Current Report on Form 8-K filed February 27, 2018).

4.59
Backup Servicing Agreement, dated as of February 22, 2018, among the Company, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Auto Loan Trust 2018-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed February 27, 2018).

4.60
Amended and Restated Trust Agreement, dated as of February 22, 2018, among Credit Acceptance Funding LLC 2018-1, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed February 27, 2018).

4.61
Sale and Contribution Agreement, dated as of February 22, 2018, between the Company and Credit Acceptance Funding LLC 2018-1(incorporated by reference to Exhibit 4.84 to the Company’s Current Report on Form 8-K filed February 27, 2018).

4.62
Amended and Restated Loan and Security Agreement dated as of May 10, 2018 among the Company, CAC Warehouse Funding LLC IV, the lenders from time to time party thereto, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.86 to the Company’s Current Report on Form 8-K filed May 15, 2018).

4.63
Second Amendment to Backup Servicing Agreement, dated as of May 10, 2018, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.87 to the Company’s Current Report on Form 8-K filed May 15, 2018).

4.64
Indenture dated as of May 24, 2018, between Credit Acceptance Auto Loan Trust 2018-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.88 to the Company’s Current Report on Form 8-K filed May 30, 2018).

4.65
Sale and Servicing Agreement, dated as of May 24, 2018, among the Company, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Funding LLC 2018-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.89 to the Company’s Current Report on Form 8-K filed May 30, 2018).

4.66
Backup Servicing Agreement, dated as of May 24, 2018, among the Company, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Auto Loan Trust 2018-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.90 to the Company’s Current Report on Form 8-K filed May 30, 2018).

4.67
Amended and Restated Trust Agreement, dated as of May 24, 2018, among Credit Acceptance Funding LLC 2018-2, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.91 to the Company’s Current Report on Form 8-K filed May 30, 2018).

4.68
Sale and Contribution Agreement, dated as of May 24, 2018, between the Company and Credit Acceptance Funding LLC 2018-2 (incorporated by reference to Exhibit 4.92 to the Company’s Current Report on Form 8-K filed May 30, 2018).

4.69
Fourth Amendment to Sixth Amended and Restated Credit Agreement dated as of June 27, 2018 among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to Exhibit 4.94 to the Company’s Current Report on Form 8-K filed June 28, 2018).

4.70
Third Amendment to Loan and Security Agreement, dated as of August 15, 2018, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.95 to the Company’s Current Report on Form 8-K filed August 17, 2018).

4.71
Indenture dated as of August 23, 2018, between Credit Acceptance Auto Loan Trust 2018-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.72
Sale and Servicing Agreement, dated as of August 23, 2018, among the Company, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Funding LLC 2018-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.73
Backup Servicing Agreement, dated as of August 23, 2018, among the Company, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Auto Loan Trust 2018-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.98 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.74
Amended and Restated Trust Agreement, dated as of August 23, 2018, among Credit Acceptance Funding LLC 2018-3, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.99 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.75
Sale and Contribution Agreement, dated as of August 23, 2018, between the Company and Credit Acceptance Funding LLC 2018-3 (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.76
First Amendment to Loan and Security Agreement, dated as of December 17, 2018, among the Company, CAC Warehouse Funding LLC VII, the lenders and managing agents from time to time party thereto, Credit Suisse AG, New York Branch and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.102 to the Company’s Current Report on Form 8-K filed December 19, 2018).

4.77
Indenture dated as of February 21, 2019, between Credit Acceptance Auto Loan Trust 2019-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.93 to the Company’s Current Report on Form 8-K filed February 26, 2019).

4.78
Sale and Servicing Agreement, dated as of February 21, 2019, among the Company, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Funding LLC 2019-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.94 to the Company’s Current Report on Form 8-K filed February 26, 2019).

4.79
Backup Servicing Agreement, dated as of February 21, 2019, among the Company, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Auto Loan Trust 2019-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.95 to the Company’s Current Report on Form 8-K filed February 26, 2019).

4.80
Amended and Restated Trust Agreement, dated as of February 21, 2019, among Credit Acceptance Funding LLC 2019-1, each of the initial members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed February 26, 2019).

4.81
Sale and Contribution Agreement, dated as of February 21, 2019, between the Company and Credit Acceptance Funding LLC 2019-1 (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed February 26, 2019).

4.82
Indenture, dated as of March 7, 2019, among Credit Acceptance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.99 to the Company’s Current Report on Form 8-K filed March 8, 2019).

4.83
Registration Rights Agreement, dated March 7, 2019, among Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of Credit Acceptance Corporation’s 6.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed March 8, 2019).

4.84
Fifth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 24, 2019, among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.101 to the Company’s Current Report on Form 8-K filed June 26, 2019).

4.85
Amendment No. 2 to the Sixth Amended and Restated Loan and Security Agreement, dated as of July 12, 2019, by and among the Company, CAC Warehouse Funding Corporation II, the lenders from time to time party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.102 to the Company’s Current Report on Form 8-K filed July 15, 2019).

4.86
Fourth Amendment to Loan Security Agreement, dated as of July 16, 2019, among the Company, CAC
Warehouse Funding LLC V and Fifth Third Bank (incorporated by reference to Exhibit 4.103 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).

4.87
Second Amendment to Loan and Security Agreement, dated as of July 18, 2019, among the Company, CAC Warehouse Funding LLC VII, the lenders and managing agents from time to time party thereto, Credit Suisse International and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.104 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).

4.88
Second Amendment to Loan and Security Agreement, dated as of July 25, 2019, among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.105 to the Company’s Current Report on Form 8-K filed July 26, 2019).

4.89
Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, the lenders from time to time party thereto, Citizens Bank N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.90
Sale and Contribution Agreement, dated as of July 26, 2019, between the Company and CAC Warehouse Funding LLC VIII (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.91
Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.92
First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, Citizens Bank, N.A., BMO Capital Markets Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.93
Amended and Restated Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.94
Loan and Security Agreement, dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed September 4, 2019).

4.95
Backup Servicing Agreement, dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed September 4, 2019).

4.96
Sale and Contribution Agreement, dated as of August 28, 2019, between the Company and Credit Acceptance Funding LLC 2019-2 (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed September 4, 2019).

4.97
Amendment No. 3 to the Sixth Amended and Restated Loan and Security Agreement, dated as of August 16, 2019, among the Company, CAC Warehouse Funding Corporation II, the lenders from time to time party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.116 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).

4.98
Second Amended and Restated Backup Servicing Agreement, dated as of August 16, 2019, among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).

4.99
Indenture dated as of November 21, 2019, between Credit Acceptance Auto Loan Trust 2019-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed November 26, 2019).

4.100
Sale and Servicing Agreement, dated as of November 21, 2019, among the Company, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Funding LLC 2019-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed November 26, 2019).

4.101
Backup Servicing Agreement, dated as of November 21, 2019, among the Company, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Auto Loan Trust 2019-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed November 26, 2019).

4.102
Amended and Restated Trust Agreement, dated as of November 21, 2019, among Credit Acceptance Funding LLC 2019-3 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed November 26, 2019).

4.103
Sale and Contribution Agreement, dated as of November 21, 2019, between the Company and Credit Acceptance Funding LLC 2019-3 (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed November 26, 2019).

4.104
Amended and Restated Intercreditor Agreement, dated November 21, 2019, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Funding LLC 2016-3, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Auto Loan Trust 2017-1, Credit Acceptance Auto Loan Trust 2016-3, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent, Citizens Bank, N.A., as agent, and Comerica Bank, as agent (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed November 26, 2019).

4.105
Indenture, dated as of December 18, 2019, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed December 18, 2019).

4.106
Third Amendment to Loan and Security Agreement, dated as of December 19, 2019, among the Company, CAC Warehouse Funding LLC VII, Credit Suisse AG, New York Branch and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.125 to the Company’s Current Report on Form 8-K filed December 19, 2019).

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

10.12	Amendment to Shareholder Agreement dated November 29, 2017, between the Company and Donald A. Foss.*
10.13	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).*
21	Schedule of Credit Acceptance Corporation Subsidiaries.
23	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.

101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in Exhibit 101).

*	Management contract or compensatory plan or arrangement.

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

CREDIT ACCEPTANCE CORPORATION

By:	/s/ BRETT A. ROBERTS
Brett A. Roberts
Chief Executive Officer

Date:	February 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 11, 2020 on behalf of the registrant and in the capacities indicated.

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