Form 10-Q
period 2020-03-31
CREDIT ACCEPTANCE CORP
filed 2020-05-27
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(248) 353-2700
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

The number of shares of Common Stock, $0.01 par value, outstanding on May 20, 2020 was 17,649,478.

EXPLANATORY NOTE

Credit Acceptance Corporation (the “Company”) is relying on the order issued by the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2020 in SEC Release No. 34-88465 pursuant to the SEC’s authority under Section 36 of the Securities Exchange Act of 1934 (the “Exchange Act”) granting exemptions from certain provisions of the Exchange Act and the rules thereunder related to the reporting requirements for certain public companies, subject to certain conditions (such order, the “Order”), with respect to the filing of this Quarterly Report on Form 10-Q. The Company’s operations and business have experienced disruptions due to the unprecedented conditions surrounding COVID-19 in the United States, resulting in the Company’s having to modify its business practices. Since early March, the Company has been following the recommendations of state and local health authorities to minimize the exposure risk for the Company’s team members, including restricting access to the Company’s physical offices. The Company’s management has had to devote significant time and attention to assessing the potential impact of COVID-19 and related events on the Company’s operations and financial position and developing operational and financial plans to address those matters, which diverted management resources from completing tasks necessary to file this Quarterly Report on Form 10-Q by its original due date.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	March 31, 2020	December 31, 2019
ASSETS:
Cash and cash equivalents	$25.7	$187.4
Restricted cash and cash equivalents	408.1	330.3
Restricted securities available for sale	63.2	59.3

Loans receivable	9,859.0	7,221.2
Allowance for credit losses	(3,240.5)	(536.0)
Loans receivable, net	6,618.5	6,685.2

Property and equipment, net	62.3	59.7
Income taxes receivable	59.6	66.2
Other assets	22.2	35.1
Total Assets	$7,259.6	$7,423.2

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$170.6	$206.4
Revolving secured line of credit	79.9	—
Secured financing	3,957.6	3,339.7
Senior notes	789.2	1,187.8
Mortgage note	11.1	11.3
Deferred income taxes, net	284.9	322.5
Income taxes payable	0.2	0.2
Total Liabilities	5,293.5	5,067.9

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 17,649,478 and 18,352,779 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	0.2	0.2
Paid-in capital	157.5	157.7
Retained earnings	1,807.7	2,196.6
Accumulated other comprehensive income	0.7	0.8
Total Shareholders' Equity	1,966.1	2,355.3
Total Liabilities and Shareholders' Equity	$7,259.6	$7,423.2

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2020	2019
Revenue:
Finance charges	$361.9	$321.9
Premiums earned	12.9	12.2
Other income	14.3	19.7
Total revenue	389.1	353.8
Costs and expenses:
Salaries and wages	45.0	48.7
General and administrative	15.0	13.9
Sales and marketing	19.1	18.8
Provision for credit losses	354.7	14.5
Interest	51.9	45.0
Provision for claims	8.8	6.6
Loss on extinguishment of debt	7.4	—
Total costs and expenses	501.9	147.5
Income (loss) before provision (benefit) for income taxes	(112.8)	206.3
Provision (benefit) for income taxes	(29.0)	41.9
Net income (loss)	$(83.8)	$164.4
Net income (loss) per share:
Basic	$(4.61)	$8.67
Diluted	$(4.61)	$8.65
Weighted average shares outstanding:
Basic	18,185,465	18,955,191
Diluted	18,185,465	19,004,498

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$(83.8)	$164.4
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(0.1)	0.6
Other comprehensive income (loss)	(0.1)	0.6
Comprehensive income (loss)	$(83.9)	$165.0

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended March 31, 2020
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,352,779	$0.2	$157.7	$2,196.6	$0.8	$2,355.3
Net income (loss)	—	—	—	(83.8)	—	(83.8)
Other comprehensive gain (loss)	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	1.8	—	—	1.8
Restricted stock awards, net of forfeitures	(52)	—	—	—	—	—
Repurchase of common stock	(725,220)	—	(2.0)	(305.1)	—	(307.1)
Restricted stock units converted to common stock	21,971	—	—	—	—	—
Balance, end of period	17,649,478	$0.2	$157.5	$1,807.7	$0.7	$1,966.1

(Dollars in millions)	For the Three Months Ended March 31, 2019
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,972,558	$0.2	$154.9	$1,836.1	$(0.3)	$1,990.9
Net income (loss)	—	—	—	164.4	—	164.4
Other comprehensive gain (loss)	—	—	—	—	0.6	0.6
Stock-based compensation	—	—	2.2	—	—	2.2
Restricted stock awards, net of forfeitures	5,282	—	—	—	—	—
Repurchase of common stock	(268,611)	—	(4.9)	(104.3)	—	(109.2)
Restricted stock units converted to common stock	87,842	—	—	—	—	—
Balance, end of period	18,797,071	$0.2	$152.2	$1,896.2	$0.3	$2,048.9

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$(83.8)	$164.4
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	354.7	14.5
Depreciation	1.8	1.5
Amortization	3.7	3.6
Provision (benefit) for deferred income taxes	(37.5)	19.5
Stock-based compensation	1.8	2.2
Loss on extinguishment of debt	7.4	—
Other	(0.2)	(0.1)
Change in operating assets and liabilities:
Decrease in accounts payable and accrued liabilities	(35.5)	(2.6)
Decrease in income taxes receivable	6.6	0.4
Increase in income taxes payable	—	18.9
Decrease in other assets	12.3	7.4
Net cash provided by operating activities	231.3	229.7
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(16.0)	(15.4)
Proceeds from sale of restricted securities available for sale	8.1	9.4
Maturities of restricted securities available for sale	4.0	3.4
Principal collected on Loans receivable	815.3	757.4
Advances to Dealers	(638.1)	(719.0)
Purchases of Consumer Loans	(417.2)	(386.4)
Accelerated payments of Dealer Holdback	(11.4)	(12.3)
Payments of Dealer Holdback	(36.6)	(34.6)
Purchases of property and equipment	(4.4)	(4.7)
Net cash used in investing activities	(296.3)	(402.2)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,121.8	1,066.9
Repayments under revolving secured line of credit	(1,041.9)	(1,238.8)
Proceeds from secured financing	1,115.9	814.0
Repayments of secured financing	(497.1)	(625.9)
Proceeds from issuance of senior notes	—	400.0
Repayment of senior notes	(401.8)	—
Payments of debt issuance costs and debt extinguishment costs	(8.5)	(8.9)
Repurchase of common stock	(307.1)	(109.2)
Other	(0.2)	4.3
Net cash provided (used) by financing activities	(18.9)	302.4
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(83.9)	129.9
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	517.7	329.3
Cash and cash equivalents and restricted cash and cash equivalents end of period	$433.8	$459.2
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$58.2	$48.8
Cash paid during the period for income taxes	$0.8	$1.8

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2020 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended March 31,
Consumer Loan Assignment Volume	2020	2019
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	96.5%	96.6%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2019	67.4%	32.6%	65.0%	35.0%
June 30, 2019	66.7%	33.3%	63.7%	36.3%
September 30, 2019	67.2%	32.8%	64.1%	35.9%
December 31, 2019	67.4%	32.6%	64.0%	36.0%
March 31, 2020	64.9%	35.1%	60.5%	39.5%

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

Seasonality

Our business is seasonal with peak Consumer Loan assignments and collections occurring during the first quarter of the year.  Historically, this seasonality did not have a material impact on our interim results. However, upon adoption of the current expected credit loss ("CECL") impairment model on January 1, 2020, this seasonality now has a material impact on our interim results, as we are required to recognize a significant provision for credit losses expense at the time of assignment. For additional information, see Note 3.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of March 31, 2020 and December 31, 2019, we had $25.1 million and $186.1 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of March 31, 2020 and December 31, 2019, we had $404.3 million and $326.7 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$25.7	$187.4	$41.3	$25.7
Restricted cash and cash equivalents	408.1	330.3	417.9	303.6
Total cash and cash equivalents and restricted cash and cash equivalents	$433.8	$517.7	$459.2	$329.3

Restricted Securities Available for Sale

Restricted securities available for sale consist of amounts held in a trust for future vehicle service contract claims. We determine the appropriate classification of our investments in debt securities at the time of purchase and reevaluate such determinations at each balance sheet date. Debt securities for which we do not have the intent or ability to hold to maturity are classified as available for sale, and stated at fair value with unrealized gains and losses, net of income taxes included in the determination of comprehensive income (loss) and reported as a component of shareholders’ equity.

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

Portfolio Segments and Classes. Our Loan portfolio consists of two portfolio segments: Dealer Loans and Purchased Loans. Our determination is based on the following:

•
We have two financing programs: the Portfolio Program and the Purchase Program. We are considered to be a lender to our Dealers for Consumer Loans assigned under the Portfolio Program and a purchaser of Consumer Loans assigned under the Purchase Program.

•
The Portfolio Program and the Purchase Program have different levels of risk in relation to credit losses. Under the Portfolio Program, the impact of negative variances in Consumer Loan performance is mitigated by Dealer Holdback and the cross-collateralization of Consumer Loan assignments. Under the Purchase Program, we are impacted by the full amount of negative variances in Consumer Loan performance.

•
Our business model is narrowly focused on Consumer Loan assignments from one industry with expected cash flows that are significantly lower than the contractual cash flows owed to us due to credit quality. We do not believe that it is meaningful to disaggregate our Loan portfolio beyond the Dealer Loans and Purchased Loans portfolio segments.

Each portfolio segment consists of one class of Consumer Loan assignments, which is Consumer Loans originated by Dealers to finance purchases of vehicles and related ancillary products by consumers with impaired or limited credit histories. Our determination is based on the following:

•	All of the Consumer Loans assigned to us have similar risk characteristics in relation to the categorization of borrowers, type of financing receivable, industry sector and type of collateral.

•	We only accept Consumer Loan assignments from Dealers located within the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

2020 Recognition and Measurement Policies. On January 1, 2020, we adopted Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, which is known as the current expected credit loss model, or CECL. Loans outstanding prior to the adoption date qualified for transition relief and are accounted for as purchased financial assets with credit deterioration (“PCD Method”).

Under the PCD Method, on January 1, 2020, we:

•	calculated an effective interest rate based on expected future net cash flows; and

•
increased the Loans receivable and the related allowance for credit losses balances by the present value of the difference between contractual future net cash flows and expected future net cash flows discounted at the effective interest rate. This “gross-up” did not impact the net carrying amount of Loans (Loans receivable less allowance for credit losses) or net income.

Under the PCD Method, for each reporting period subsequent to our adoption of CECL, we:

•	recognize finance charge revenue using the effective interest rate that was calculated on the adoption date based on expected future net cash flows; and

•
adjust the allowance for credit losses so that the net carrying amount of each Loan equals the present value of expected future net cash flows discounted at the effective interest rate. The adjustment to the allowance for credit losses is recognized as either provision for credit losses expense or a reversal of provision for credit losses expense.

Consumer Loans assigned to us subsequent to December 31, 2019 do not qualify for the PCD Method and are accounted for as originated financial assets (“Originated Method”). While the cash flows we expect to collect at the time of assignment are significantly lower than the contractual cash flows owed to us due to credit quality, our Loans do not qualify for the PCD Method because the assignment of the Consumer Loan to us occurs a moment after the Consumer Loan is originated by the Dealer, so “a more-than-insignificant deterioration in credit quality since origination” has not occurred at the time of assignment. In addition, Dealer Loans also do not qualify for the PCD Method because Consumer Loans assigned to us under the Portfolio Program are considered to be advances under Dealer Loans originated by us rather than Consumer Loans purchased by us.

Under the Originated Method, at the time of assignment, we:

•	calculate the effective interest rate based on contractual future net cash flows;

•	record a Loan receivable equal to the advance paid to the Dealer under the Portfolio Program or purchase price paid to the Dealer under the Purchase Program; and

•
record an allowance for credit losses equal to the difference between the initial Loan receivable balance and the present value of expected future net cash flows discounted at the effective interest rate. The initial allowance for credit losses is recognized as provision for credit losses expense.

Under the Originated Method, for each reporting period subsequent to assignment, we:

•	recognize finance charge revenue using the effective interest rate that was calculated at the time of assignment based on contractual future net cash flows; and

•
adjust the allowance for credit losses so that the net carrying amount of each Loan equals the present value of expected future net cash flows discounted at the effective interest rate. The adjustment to the allowance for credit losses is recognized as either provision for credit losses expense or a reversal of provision for credit losses expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

2019 Recognition and Measurement Policies. Prior to the adoption of CECL on January 1, 2020, we accounted for our Loans as loans acquired with significant credit deterioration.

At the time of assignment, we:

•	calculated an effective interest rate based on expected future net cash flows; and

•	recorded a Loan receivable equal to the advance paid to the Dealer under the Portfolio Program or purchase price paid to the Dealer under the Purchase Program.

For each reporting period subsequent to assignment, we:

•	recalculated an effective interest rate based on expected future net cash flows;

•
recognized finance charge revenue using the greater of the effective interest rate that was calculated for the reporting period or the effective interest rate that was calculated at the time of assignment, both of which were based on expected future net cash flows; and

•
recorded or adjusted an allowance for credit losses, if necessary, to reduce the net carrying amount of each Loan to the present value of expected future net cash flows discounted at the effective interest rate that was calculated at the time of assignment. The initial allowance for credit losses was recognized as provision for credit losses expense and the adjustment to the allowance for credit losses was recognized as either provision for credit losses expense or a reversal of provision for credit losses expense.

Loans Receivable.  Amounts advanced to Dealers for Consumer Loans assigned under the Portfolio Program are recorded as Dealer Loans and are aggregated by Dealer for purposes of recognizing revenue and evaluating impairment. Amounts paid to Dealers for Consumer Loans assigned under the Purchase Program are recorded as Purchased Loans and, for purposes of recognizing revenue and evaluating impairment, are:

•	not aggregated, if assigned subsequent to December 31, 2019; or

•	aggregated into pools based on the month of purchase, if assigned prior to January 1, 2020.

The outstanding balance of each Loan included in Loans receivable is comprised of the following:

•
cash paid to the Dealer (or to third party ancillary product providers on the Dealer’s behalf) for the Consumer Loan assignment (advance under the Portfolio Program or one-time purchase payment under the Purchase Program);

•	finance charges;

•	Dealer Holdback payments;

•	accelerated Dealer Holdback payments;

•	recoveries;

•	transfers in;

•	less: collections (net of certain collection costs);

•	less: write-offs; and

•	less: transfers out.

Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance and the related allowance for credit losses balance to Purchased Loans in the period this forfeiture occurs. We aggregate these Purchased Loans by Dealer for purposes of recognizing revenue and evaluating impairment.

Allowance for Credit Losses. The outstanding balance of the allowance for credit losses of each Loan represents the amount required to reduce net carrying amount of Loans (Loans receivable less allowance for credit losses) to the present value of expected future net cash flows discounted at the effective interest rate. Expected future net cash flows for Dealer Loans are comprised of expected future collections on the assigned Consumer Loans, less any expected future Dealer Holdback payments. Expected future net cash flows for Purchased Loans are comprised of expected future collections on the assigned Consumer Loans.

Expected future collections are forecasted for each individual Consumer Loan based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns and economic conditions. Our forecast of expected future collections includes estimates for prepayments and post-contractual-term cash flows. Unless the consumer is no longer contractually obligated to pay us, we forecast future collections on each Consumer Loan for a 120 month period after the origination date. Expected future Dealer Holdback payments are forecasted for each individual Dealer based on the expected future collections and current advance balance of each Dealer Loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

We fully write off the outstanding balances of a Loan and the related allowance for credit losses once we are no longer forecasting any expected future net cash flows on the Loan. In addition, on January 1, 2020, we adopted a partial write-off policy in connection with our adoption of CECL. Under our partial write-off policy, we write off the amount of the outstanding balances of a Loan and the related allowance for credit losses, if any, that exceeds 200% of the present value of expected future net cash flows on the Loan, as we deem this amount to be uncollectable.

Credit Quality.  Substantially all of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories or higher debt-to-income ratios than are permitted by traditional lenders. Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit. Since most of our revenue and cash flows are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results. At the time a Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan. Based on these forecasts, an advance or one-time purchase payment is made to the related Dealer at a price designed to maximize our economic profit, a non-GAAP financial measure that considers our return on capital, our cost of capital and the amount of capital invested.

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

Methodology Changes. On January 1, 2020, we adopted CECL, which changed our accounting policies for Loans. During the first quarter of 2020, we reduced forecasted collection rates to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. For additional information, see Note 3 and Note 6. For the three months ended March 31, 2020 and 2019, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

Finance Charges

Sources of Revenue. Finance charges is comprised of: (1) interest income earned on Loans; (2) administrative fees earned from ancillary products; (3) program fees charged to Dealers under the Portfolio Program; (4) Consumer Loan assignment fees charged to Dealers; and (5) direct origination costs incurred on Dealer Loans.

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
(UNAUDITED)

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

Recognition Policy. We recognize finance charges under the interest method such that revenue is recognized on a level-yield basis over the life of the Loan. We calculate finance charges on a monthly basis by applying the effective interest rate of the Loan to the net carrying amount of the Loan (Loan receivable less the related allowance for credit losses). For Consumer Loans assigned subsequent to December 31, 2019, the effective interest rate is based on contractual future net cash flows. For Consumer Loan assigned prior to January 1, 2020, the effective interest rate was based on expected future net cash flows.

In connection with our adoption of CECL on January 1, 2020, we have elected to report the change in the present value of credit losses attributable to the passage of time as a reduction to finance charges. As a result, for financial statement periods beginning after December 31, 2019, we allocate finance charges recognized on each Loan between the Loan receivable and the related allowance for credit losses. The amount of finance charges allocated to the Loan receivable is equal to the effective interest rate applied to the Loans receivable balance. The reduction of finance charges allocated to the allowance for credit losses is equal to the effective interest rate applied to the allowance for credit losses balance. For financial statement periods beginning prior to January 1, 2020, the entire amount of finance charges recognized on each Loan was allocated to the Loan receivable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

New Accounting Updates Adopted During the Current Year

Accounting for Costs of Implementing Cloud Computing. In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, which reduces complexity in the accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. Under the current guidance, the classification of an arrangement as either a software license or a service contract determines whether or not we capitalize implementation costs. If an arrangement meets the definition of a software license, implementation costs are capitalized. If an arrangement meets the definition of a service contract, implementation costs are expensed as incurred. Under the new guidance, implementation costs will be capitalized regardless of their classification. The adoption of ASU 2018-15 on January 1, 2020 changed how we account for our cloud computing arrangements. However, its adoption did not have a material impact on our consolidated financial statements and related disclosures.

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU 2016-13, which included an impairment model known as the current expected credit loss model, or CECL, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for credit losses based on the difference between contractual future net cash flows and its estimate of expected future net cash flows. The new guidance also changed the scope of the special accounting for loans acquired with significant credit deterioration. Our adoption of ASU 2016-13 on January 1, 2020 had a material impact on our consolidated financial statements and related disclosures, as it changed our accounting policies for Loans.

Upon adoption of CECL on January 1, 2020, we increased both our Loans receivable and the related allowance for credit losses balances by $2,463.6 million. This gross-up did not impact the net carrying amount of Loans (Loans receivable less allowance for credit losses) or net income. This gross-up also reflected the impact of our adoption of a partial write-off policy on January 1, 2020 in connection with our adoption of CECL.

The net Loan income (finance charge revenue less provision for credit losses expense) that we will recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. While the total amount of net Loan income we will recognize over the life of the Loan is not impacted by CECL, the timing of when we will recognize this income changes significantly from our prior accounting method, as CECL requires us to recognize a significant provision for credit losses expense at the time of assignment for amounts we never expected to realize and finance charge revenue in subsequent periods that significantly exceeds our expected yields. Given the significant change in timing of net Loan income recognition, we believe net income for the year ending December 31, 2020 will be significantly lower under CECL than what would be reported under our prior accounting method, with the greatest impact occurring in the quarter of adoption. For the three months ended March 31, 2020, we recognized $157.9 million provision for credit losses on new Consumer Loan assignments related to our adoption of CECL on January 1, 2020, which reduced consolidated net income by $121.6 million, or $6.69 per diluted share. The ultimate financial statement impact of CECL will depend on Consumer Loan assignment volume and the percentage of Consumer Loans assigned to us as Purchased Loans, the size and composition of our Loan portfolio, the Loan portfolio’s credit quality and economic conditions.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$25.7	$25.7	$187.4	$187.4
Restricted cash and cash equivalents	408.1	408.1	330.3	330.3
Restricted securities available for sale	63.2	63.2	59.3	59.3
Loans receivable, net	6,618.5	7,044.3	6,685.2	6,777.2
Liabilities
Revolving secured line of credit	$79.9	$79.9	$—	$—
Secured financing	3,957.6	3,915.7	3,339.7	3,397.5
Senior notes	789.2	738.6	1,187.8	1,257.6
Mortgage note	11.1	11.1	11.3	11.3

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of March 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$25.7	$—	$—	$25.7
Restricted cash and cash equivalents (1)	408.1	—	—	408.1
Restricted securities available for sale (2)	48.9	14.3	—	63.2
Loans receivable, net (1)	—	—	7,044.3	7,044.3
Liabilities
Revolving secured line of credit (1)	$—	$79.9	$—	$79.9
Secured financing (1)	—	3,915.7	—	3,915.7
Senior notes (1)	738.6	—	—	738.6
Mortgage note (1)	—	11.1	—	11.1

(In millions)	As of December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$187.4	$—	$—	$187.4
Restricted cash and cash equivalents (1)	330.3	—	—	330.3
Restricted securities available for sale (2)	47.5	11.8	—	59.3
Loans receivable, net (1)	—	—	6,777.2	6,777.2
Liabilities
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (1)	—	3,397.5	—	3,397.5
Senior notes (1)	1,257.6	—	—	1,257.6
Mortgage note (1)	—	11.3	—	11.3

(1)	Measured at amortized cost with fair value disclosed.

(2)	Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25.3	$0.3	$(0.3)	$25.3
U.S. Government and agency securities	22.8	0.8	—	23.6
Asset-backed securities	10.8	0.1	(0.1)	10.8
Commercial paper	3.0	—	—	3.0
Mortgage-backed securities	0.5	—	—	0.5
Total restricted securities available for sale	$62.4	$1.2	$(0.4)	$63.2

(In millions)	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25.3	$0.5	$—	$25.8
U.S. Government and agency securities	21.3	0.4	—	21.7
Asset-backed securities	11.2	0.1	—	11.3
Mortgage-backed securities	0.5	—	—	0.5
Total restricted securities available for sale	$58.3	$1.0	$—	$59.3

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of March 31, 2020
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$12.2	$(0.3)	$—	$—	$12.2	$(0.3)
U.S. Government and agency securities	—	—	—	—	—	—
Asset-backed securities	6.3	(0.1)	—	—	6.3	(0.1)
Commercial paper	—	—	—	—	—	—
Mortgage-backed securities	0.3	—	—	—	0.3	—
Total restricted securities available for sale	$18.8	$(0.4)	$—	$—	$18.8	$(0.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2019
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$1.4	$—	$—	$—	$1.4	$—
U.S. Government and agency securities	1.9	—	—	—	1.9	—
Asset-backed securities	1.9	—	—	—	1.9	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$5.2	$—	$—	$—	$5.2	$—

The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	As of
	March 31, 2020		December 31, 2019
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$7.0	$7.0	$5.7	$5.7
Over one year to five years	52.4	53.3	50.8	51.8
Over five years to ten years	2.7	2.6	1.5	1.5
Over ten years	0.3	0.3	0.3	0.3
Total restricted securities available for sale	$62.4	$63.2	$58.3	$59.3

6.           LOANS RECEIVABLE

Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of March 31, 2020
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,677.7	$4,181.3	$9,859.0
Allowance for credit losses	(1,532.3)	(1,708.2)	(3,240.5)
Loans receivable, net	$4,145.4	$2,473.1	$6,618.5

(In millions)	As of December 31, 2019
	Dealer Loans	Purchased Loans	Total
Loans receivable	$4,623.3	$2,597.9	$7,221.2
Allowance for credit losses	(428.0)	(108.0)	(536.0)
Loans receivable, net	$4,195.3	$2,489.9	$6,685.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended March 31, 2020
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,623.3	$2,597.9	$7,221.2	$(428.0)	$(108.0)	$(536.0)	$4,195.3	$2,489.9	$6,685.2
Adoption of CECL (1)	940.2	1,523.4	2,463.6	(940.2)	(1,523.4)	(2,463.6)	—	—	—
Finance charges	311.8	222.0	533.8	(83.7)	(88.2)	(171.9)	228.1	133.8	361.9
Provision for credit losses	—	—	—	(168.1)	(186.6)	(354.7)	(168.1)	(186.6)	(354.7)
New Consumer Loan assignments (2)	638.1	417.2	1,055.3	—	—	—	638.1	417.2	1,055.3
Collections (3)	(776.6)	(402.8)	(1,179.4)	—	—	—	(776.6)	(402.8)	(1,179.4)
Accelerated Dealer Holdback payments	11.4	—	11.4	—	—	—	11.4	—	11.4
Dealer Holdback payments	36.6	—	36.6	—	—	—	36.6	—	36.6
Transfers (4)	(31.3)	31.3	—	9.7	(9.7)	—	(21.6)	21.6	—
Write-offs	(78.3)	(208.0)	(286.3)	78.3	208.0	286.3	—	—	—
Recoveries (5)	0.3	0.3	0.6	(0.3)	(0.3)	(0.6)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$5,677.7	$4,181.3	$9,859.0	$(1,532.3)	$(1,708.2)	$(3,240.5)	$4,145.4	$2,473.1	$6,618.5

	For the Three Months Ended March 31, 2019
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,141.0	$2,084.2	$6,225.2	$(378.1)	$(83.8)	$(461.9)	$3,762.9	$2,000.4	$5,763.3
Finance charges	213.5	108.4	321.9	—	—	—	213.5	108.4	321.9
Provision for credit losses	—	—	—	(11.6)	(2.9)	(14.5)	(11.6)	(2.9)	(14.5)
New Consumer Loan assignments (2)	719.0	386.4	1,105.4	—	—	—	719.0	386.4	1,105.4
Collections (3)	(747.0)	(334.5)	(1,081.5)	—	—	—	(747.0)	(334.5)	(1,081.5)
Accelerated Dealer Holdback payments	12.3	—	12.3	—	—	—	12.3	—	12.3
Dealer Holdback payments	34.6	—	34.6	—	—	—	34.6	—	34.6
Transfers (4)	(25.7)	25.7	—	4.2	(4.2)	—	(21.5)	21.5	—
Write-offs	(2.8)	(0.1)	(2.9)	2.8	0.1	2.9	—	—	—
Recoveries (5)	0.4	0.3	0.7	(0.4)	(0.3)	(0.7)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$4,347.5	$2,270.4	$6,617.9	$(383.1)	$(91.1)	$(474.2)	$3,964.4	$2,179.3	$6,143.7

(1)
Represents the gross-up of Loans receivable and allowance for credit losses on January 1, 2020 upon the adoption of CECL for the present value of the difference between contractual future net cash flows and expected future net cash flows discounted at the effective interest rate.

(2)
The Dealer Loans amount represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program. The Purchased Loans amount represents one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.

(3)	Represents repayments that we collected on Consumer Loans assigned under our programs.

(4)
Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance and related allowance for credit losses balance to Purchased Loans in the period this forfeiture occurs.

(5)
The Dealer Loans amount represents net cash flows received (collection less any related Dealer Holdback payments) on Dealer Loans that were previously written off in full. The Purchased Loans amount represents collections received on Purchased Loans that were previously written off in full.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Under CECL, which we adopted on January 1, 2020, we are required to recognize provision for credit losses on new Consumer Loan assignments for contractual net cash flows that were not expected to be realized at the time of assignment. Under both CECL and our prior accounting method, we also recognize provision for credit losses for forecast changes in the amount and timing of expected future net cash flows subsequent to assignment. The following table summarizes the provision for credit losses for each of these components:

(In millions)	For the Three Months Ended March 31, 2020
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$64.8	$93.1	$157.9
Forecast changes	103.3	93.5	196.8
Total	$168.1	$186.6	$354.7

The net Loan income (finance charge revenue less provision for credit losses expense) that we will recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. While the total amount of net Loan income we will recognize over the life of the Loan is not impacted by the adoption of CECL on January 1, 2020, the timing of when we will recognize this income changes significantly from our prior accounting method, as CECL requires us to recognize a significant provision for credit losses expense at the time of assignment for amounts we never expected to realize and finance charge revenue in subsequent periods that significantly exceeds our expected yields. Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended March 31, 2020
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,013.5	$911.6	$1,925.1
Expected net cash flows at the time of assignment (2)	897.6	576.8	1,474.4
Loans receivable at the time of assignment (3)	638.1	417.2	1,055.3

Provision for credit losses expense at the time of assignment	$(64.8)	$(93.1)	$(157.9)
Expected future finance charges at the time of assignment (4)	324.3	252.7	577.0
Expected net Loan income at the time of assignment (5)	$259.5	$159.6	$419.1

(In millions)	For the Three Months Ended March 31, 2019
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,131.5	$850.3	$1,981.8
Expected net cash flows at the time of assignment (2)	1,010.3	546.4	1,556.7
Loans receivable at the time of assignment (3)	719.0	386.4	1,105.4

Provision for credit losses expense at the time of assignment	$—	$—	$—
Expected future finance charges at the time of assignment (4)	291.3	160.0	451.3
Expected net Loan income at the time of assignment (5)	$291.3	$160.0	$451.3

(1)
The Dealer Loans amount represents repayments that we were contractually owed at the time of assignment on Consumer Loans assigned under our Portfolio Program, less the related Dealer Holdback payments that we would be required to make if we collected all of the contractual repayments. The Purchased Loans amount represents repayments that we were contractually owed at the time of assignment on Consumer Loans assigned under our Purchase Program.

(2)
The Dealer Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under our Portfolio Program, less the related Dealer Holdback payments that we expected to make. The Purchased Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under our Purchase Program.

(3)
The Dealer Loans amount represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program. The Purchased Loans amount represents one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program. The Loan amounts also represent the fair value at the time of assignment.

(4)	Represents revenue that is expected to be recognized on a level-yield basis over the lives of the Loans.

(5)	Represents the amount that expected net cash flows at the time of assignment (2) exceed Loans receivable at the time of assignment (3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended March 31, 2020
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,577.0	$3,428.2	$9,005.2
New Consumer Loan assignments (1)	897.6	576.8	1,474.4
Realized net cash flows (2)	(728.6)	(402.8)	(1,131.4)
Forecast changes	(75.9)	(130.6)	(206.5)
Transfers (3)	(31.3)	33.5	2.2
Balance, end of period	$5,638.8	$3,505.1	$9,143.9

(In millions)	For the Three Months Ended March 31, 2019
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,045.9	$2,782.9	$7,828.8
New Consumer Loan assignments (1)	1,010.3	546.4	1,556.7
Realized net cash flows (2)	(700.1)	(334.5)	(1,034.6)
Forecast changes	0.5	16.2	16.7
Transfers (3)	(31.0)	33.3	2.3
Balance, end of period	$5,325.6	$3,044.3	$8,369.9

(1)
The Dealer Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under our Portfolio Program, less the related Dealer Holdback payments that we expected to make. The Purchased Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under our Purchase Program.

(2)
The Dealer Loans amount represents repayments that we collected on Consumer Loans assigned under our Portfolio Program, less the Dealer Holdback and Accelerated Dealer Holdback payments that we made. Purchased Loans amount represents repayments that we collected on Consumer Loans assigned under our Purchase Program.

(3)
Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance, related allowance for credit losses balance and related expected future net cash flows to Purchased Loans in the period this forfeiture occurs.

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our prior forecasted collection rates and our initial expectations. For additional information regarding credit quality, see Note 3.

The following table compares our forecast of Consumer Loan collection rates as of March 31, 2020 with the forecasts as of December 31, 2019 and at the time of assignment, segmented by year of assignment:

	Total Loans as of March 31, 2020
	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2020	December 31, 2019	Initial Forecast	December 31, 2019	Initial Forecast
2011	74.8%	74.8%	72.5%	0.0%	2.3%
2012	73.8%	73.9%	71.4%	-0.1%	2.4%
2013	73.4%	73.5%	72.0%	-0.1%	1.4%
2014	71.7%	71.7%	71.8%	0.0%	-0.1%
2015	65.3%	65.4%	67.7%	-0.1%	-2.4%
2016	63.6%	64.1%	65.4%	-0.5%	-1.8%
2017	63.8%	64.8%	64.0%	-1.0%	-0.2%
2018	63.6%	65.1%	63.6%	-1.5%	0.0%
2019	63.0%	64.6%	64.0%	-1.6%	-1.0%
2020	61.3%	—	62.5%	—	-1.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Dealer Loans as of March 31, 2020
	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2020	December 31, 2019	Initial Forecast	December 31, 2019	Initial Forecast
2011	74.6%	74.6%	72.4%	0.0%	2.2%
2012	73.6%	73.7%	71.3%	-0.1%	2.3%
2013	73.4%	73.4%	72.1%	0.0%	1.3%
2014	71.6%	71.6%	71.9%	0.0%	-0.3%
2015	64.6%	64.8%	67.5%	-0.2%	-2.9%
2016	62.8%	63.2%	65.1%	-0.4%	-2.3%
2017	63.2%	64.2%	63.8%	-1.0%	-0.6%
2018	63.1%	64.7%	63.6%	-1.6%	-0.5%
2019	62.6%	64.4%	63.9%	-1.8%	-1.3%
2020	61.2%	—	62.4%	—	-1.2%

	Purchased Loans as of March 31, 2020
	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2020	December 31, 2019	Initial Forecast	December 31, 2019	Initial Forecast
2011	76.3%	76.4%	72.7%	-0.1%	3.6%
2012	75.9%	75.9%	71.4%	0.0%	4.5%
2013	74.3%	74.4%	71.6%	-0.1%	2.7%
2014	72.5%	72.5%	70.9%	0.0%	1.6%
2015	69.0%	69.3%	68.5%	-0.3%	0.5%
2016	66.0%	66.6%	66.5%	-0.6%	-0.5%
2017	65.4%	66.3%	64.6%	-0.9%	0.8%
2018	64.6%	66.0%	63.5%	-1.4%	1.1%
2019	63.6%	65.1%	64.2%	-1.5%	-0.6%
2020	61.6%	—	62.8%	—	-1.2%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments segmented by year of assignment:

(In millions)	Total Loans as of March 31, 2020 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$27.5	$11.2	$47.6	$131.0	$217.3
2016	183.3	74.8	198.2	18.1	474.4
2017	568.2	226.2	334.6	2.0	1,131.0
2018	1,458.4	583.6	528.9	0.1	2,571.0
2019	2,944.8	962.7	328.2	—	4,235.7
2020	1,154.2	75.4	—	—	1,229.6
	$6,336.4	$1,933.9	$1,437.5	$151.2	$9,859.0

(In millions)	Dealer Loans as of March 31, 2020 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$15.1	$6.0	$28.9	$103.5	$153.5
2016	95.3	37.6	107.5	13.5	253.9
2017	326.0	123.5	179.4	1.4	630.3
2018	844.7	328.5	286.1	0.1	1,459.4
2019	1,661.2	529.3	175.5	—	2,366.0
2020	765.9	48.7	—	—	814.6
	$3,708.2	$1,073.6	$777.4	$118.5	$5,677.7

(In millions)	Purchased Loans as of March 31, 2020 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$12.4	$5.2	$18.7	$27.5	$63.8
2016	88.0	37.2	90.7	4.6	220.5
2017	242.2	102.7	155.2	0.6	500.7
2018	613.7	255.1	242.8	—	1,111.6
2019	1,283.6	433.4	152.7	—	1,869.7
2020	388.3	26.7	—	—	415.0
	$2,628.2	$860.3	$660.1	$32.7	$4,181.3

(1)
As Consumer Loans are aggregated by Dealer for purposes of recognizing revenue and evaluating impairment, the Dealer Loan amount was estimated by allocating the balance of each Dealer Loan to the underlying Consumer Loans based on the forecasted future collections of each Consumer Loan.

(2)
As certain Consumer Loans are aggregated by Dealer or month of purchase for purposes of recognizing revenue and evaluating impairment, the Purchased Loan amount was estimated by allocating the balance of certain Purchased Loans to the underlying Consumer Loans based on the forecasted future collections of each Consumer Loan.

(3)	Represents the Loan balance attributable to Consumer Loans outstanding within their initial loan terms.

(4)	Represents the Loan balance attributable to Consumer Loans outstanding beyond their initial loan terms.

(5)	We consider a Consumer Loan to be current for purposes of forecasting expected collection rates if contractual repayments are less than 11 days past due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

In March 2020, COVID-19 began to spread rapidly across the United States. In an effort to slow the spread of the virus, authorities implemented various measures, including travel bans, stay-at-home orders and shutdowns of non-essential businesses. These measures have caused a significant decline in economic activity and a dramatic increase in the number of individuals who are no longer employed. Starting in mid-March, we experienced a substantial reduction in demand for our product and a significant decline in cash flows from our Loan portfolio that lasted through mid-April, after which collections and new loan volumes improved significantly. As the virus is not yet contained, the ultimate impact of the pandemic on our business is not yet known. The impact will depend on future developments, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, and the duration, timing and severity of the impact on consumer behavior and economic activity.

During the first quarter, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction is comprised of: (1) $44.3 million calculated by our forecasting model, which reflects lower realized collections during the quarter and (2) an additional $162.2 million, which represents our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in forecasted net cash flows are recorded as a provision for credit losses in the current period. While the adjustment to our forecast represents our best estimate at this time, the COVID-19 pandemic has created conditions that do not allow us to forecast future cash flows from our Loan portfolio with confidence.

Forecasted collection rates in the tables above reflect a reduction in collection rates calculated by our forecasting model and an additional subjective adjustment which considers the future impact of COVID-19. The COVID-19 adjustment for total loans is detailed by year of assignment as follows:

	Forecasted Collection Percentage as of March 31, 2020
Consumer Loan Assignment Year	Prior to COVID-19 Adjustment	COVID-19 Adjustment	After COVID-19 Adjustment
2011	74.8%	0.0%	74.8%
2012	73.9%	-0.1%	73.8%
2013	73.5%	-0.1%	73.4%
2014	71.8%	-0.1%	71.7%
2015	65.4%	-0.1%	65.3%
2016	64.0%	-0.4%	63.6%
2017	64.4%	-0.6%	63.8%
2018	64.5%	-0.9%	63.6%
2019	64.5%	-1.5%	63.0%
2020	63.2%	-1.9%	61.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional Prior Year Loan Disclosures

The adoption of CECL on January 1, 2020 eliminated the following disclosures for 2020 that were required in prior years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended March 31,
	2020	2019
Net assumed written premiums	$17.3	$15.8
Net premiums earned	12.9	12.2
Provision for claims	8.8	6.6
Amortization of capitalized acquisition costs	0.4	0.3

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	March 31, 2020	December 31, 2019
Trust assets	Restricted cash and cash equivalents	$0.9	$0.9
Trust assets	Restricted securities available for sale	63.2	59.3
Unearned premium	Accounts payable and accrued liabilities	48.5	44.1
Claims reserve (1)	Accounts payable and accrued liabilities	2.1	1.8

(1)	The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended March 31,
	2020	2019
Ancillary product profit sharing	$8.2	$10.4
Remarketing fees	2.8	3.4
Interest	1.7	2.3
Dealer enrollment fees	0.9	1.0
Dealer support products and services	0.5	0.7
GPS-SID fees	—	1.4
Other	0.2	0.5
Total	$14.3	$19.7

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

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended March 31, 2020
	Ancillary product profit sharing	Remarketing fees	Interest	Dealer enrollment fees	Dealer support products and services	Other	Total Other Income
Source of income
Third Party Providers	$8.2	$—	$1.7	$—	$—	$0.2	$10.1
Dealers	—	2.8	—	0.9	0.5	—	4.2
Total	$8.2	$2.8	$1.7	$0.9	$0.5	$0.2	$14.3

Timing of revenue recognition
Over time	$8.2	$—	$1.7	$0.9	$—	$—	$10.8
At a point in time	—	2.8	—	—	0.5	0.2	3.5
Total	$8.2	$2.8	$1.7	$0.9	$0.5	$0.2	$14.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

9.           DEBT

Debt consists of the following:

(In millions)	As of March 31, 2020
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$79.9	$—	$—	$79.9
Secured financing (2)	3,974.4	(16.8)	—	3,957.6
Senior notes	800.0	(10.8)	—	789.2
Mortgage note	11.1	—	—	11.1
Total debt	$4,865.4	$(27.6)	$—	$4,837.8

(In millions)	As of December 31, 2019
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (2)	3,355.6	(15.9)	—	3,339.7
Senior notes	1,201.8	(13.2)	(0.8)	1,187.8
Mortgage note	11.3	—	—	11.3
Total debt	$4,568.7	$(29.1)	$(0.8)	$4,538.8

(1)	Excludes deferred debt issuance costs of $2.8 million and $3.2 million as of March 31, 2020 and December 31, 2019, respectively, which are included in other assets.

(2)	Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

General information for each of our financing transactions in place as of March 31, 2020 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate as of March 31, 2020
Revolving Secured Line of Credit	n/a	06/22/2022		$340.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	07/12/2022	(2)	400.0	LIBOR plus 175 basis points (3)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	07/26/2022	(2)	300.0	LIBOR plus 200 basis points (3)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	08/17/2021	(4)	100.0	LIBOR plus 190 basis points (3)
Warehouse Facility VI (1)	CAC Warehouse Funding LLC VI	09/30/2022	(2)	75.0	LIBOR plus 200 basis points
Warehouse Facility VII (1)	CAC Warehouse Funding LLC VII	12/16/2021	(5)	150.0	Commercial paper rate plus 200 basis points (3)
Warehouse Facility VIII (1)	CAC Warehouse Funding LLC VIII	07/26/2022	(2)	200.0	LIBOR plus 190 basis points (3)
Term ABS 2017-1 (1)	Credit Acceptance Funding LLC 2017-1	02/15/2019	(2)	350.0	Fixed rate
Term ABS 2017-2 (1)	Credit Acceptance Funding LLC 2017-2	06/17/2019	(2)	450.0	Fixed rate
Term ABS 2017-3 (1)	Credit Acceptance Funding LLC 2017-3	10/15/2019	(2)	350.0	Fixed rate
Term ABS 2018-1 (1)	Credit Acceptance Funding LLC 2018-1	02/17/2020	(2)	500.0	Fixed rate
Term ABS 2018-2 (1)	Credit Acceptance Funding LLC 2018-2	05/15/2020	(2)	450.0	Fixed rate
Term ABS 2018-3 (1)	Credit Acceptance Funding LLC 2018-3	08/17/2020	(2)	398.3	Fixed rate
Term ABS 2019-1 (1)	Credit Acceptance Funding LLC 2019-1	02/15/2021	(2)	402.5	Fixed rate
Term ABS 2019-2 (1)	Credit Acceptance Funding LLC 2019-2	08/15/2022	(6)	500.0	Fixed rate
Term ABS 2019-3 (1)	Credit Acceptance Funding LLC 2019-3	11/15/2021	(2)	351.7	Fixed rate
Term ABS 2020-1 (1)	Credit Acceptance Funding LLC 2020-1	02/15/2022	(2)	500.0	Fixed rate
2024 Senior Notes	n/a	12/31/2024		400.0	Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0	Fixed rate
Mortgage Note (1)	Chapter 4 Properties, LLC	08/06/2023		12.0	LIBOR plus 150 basis points

(1)	Financing made available only to a specified subsidiary of the Company.

(2)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.

(3)	Interest rate cap agreements are in place to limit the exposure to increasing interest rates.

(4)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on August 17, 2023 will be due on that date.

(5)	Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on December 16, 2023 will be due on that date.

(6)
Represents the revolving maturity date. The Company has the option to redeem and retire the indebtedness after the revolving maturity date. If we do not elect this option, the outstanding balance will amortize based on the cash flows of the pledged assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended March 31,
	2020	2019
Revolving Secured Line of Credit
Maximum outstanding principal balance	$268.2	$276.4
Average outstanding principal balance	85.2	88.4
Warehouse Facility II
Maximum outstanding principal balance	201.0	201.0
Average outstanding principal balance	20.4	93.0
Warehouse Facility IV
Maximum outstanding principal balance	—	100.0
Average outstanding principal balance	—	4.4
Warehouse Facility V
Maximum outstanding principal balance	50.0	—
Average outstanding principal balance	8.2	—
Warehouse Facility VI
Maximum outstanding principal balance	—	101.5
Average outstanding principal balance	—	2.3
Warehouse Facility VII
Maximum outstanding principal balance	100.0	—
Average outstanding principal balance	21.7	—
Warehouse Facility VIII
Maximum outstanding principal balance	49.0	—
Average outstanding principal balance	7.6	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2020	December 31, 2019
Revolving Secured Line of Credit
Principal balance outstanding	$79.9	$—
Amount available for borrowing (1)	260.1	340.0
Interest rate	2.87%	—%
Warehouse Facility II
Principal balance outstanding	$201.0	$—
Amount available for borrowing (1)	199.0	400.0
Loans pledged as collateral	248.9	—
Restricted cash and cash equivalents pledged as collateral	4.8	1.0
Interest rate	3.33%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$50.0	$—
Amount available for borrowing (1)	50.0	100.0
Loans pledged as collateral	63.2	—
Restricted cash and cash equivalents pledged as collateral	2.3	1.0
Interest rate	3.48%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VII
Principal balance outstanding	$100.0	$—
Amount available for borrowing (1)	50.0	150.0
Loans pledged as collateral	123.8	—
Restricted cash and cash equivalents pledged as collateral	3.4	1.0
Interest rate	3.64%	—%
Warehouse Facility VIII
Principal balance outstanding	$49.0	$—
Amount available for borrowing (1)	151.0	200.0
Loans pledged as collateral	64.0	—
Restricted cash and cash equivalents pledged as collateral	2.2	—
Interest rate	2.82%	—%
Term ABS 2016-3
Principal balance outstanding	$—	$51.8
Loans pledged as collateral	—	219.5
Restricted cash and cash equivalents pledged as collateral	—	23.5
Interest rate	—%	3.60%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2017-1
Principal balance outstanding	$66.8	$120.9
Loans pledged as collateral	248.5	292.8
Restricted cash and cash equivalents pledged as collateral	27.4	26.1
Interest rate	3.36%	3.19%
Term ABS 2017-2
Principal balance outstanding	$202.9	$277.2
Loans pledged as collateral	357.3	426.7
Restricted cash and cash equivalents pledged as collateral	37.2	35.1
Interest rate	2.94%	2.83%
Term ABS 2017-3
Principal balance outstanding	$238.6	$303.2
Loans pledged as collateral	332.6	393.0
Restricted cash and cash equivalents pledged as collateral	31.6	29.3
Interest rate	2.98%	2.91%
Term ABS 2018-1
Principal balance outstanding	$463.6	$500.0
Loans pledged as collateral	570.0	609.5
Restricted cash and cash equivalents pledged as collateral	48.3	43.8
Interest rate	3.26%	3.24%
Term ABS 2018-2
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	528.7	550.4
Restricted cash and cash equivalents pledged as collateral	43.4	37.6
Interest rate	3.68%	3.68%
Term ABS 2018-3
Principal balance outstanding	$398.3	$398.3
Loans pledged as collateral	469.8	487.7
Restricted cash and cash equivalents pledged as collateral	37.8	32.3
Interest rate	3.72%	3.72%
Term ABS 2019-1
Principal balance outstanding	$402.5	$402.5
Loans pledged as collateral	473.0	490.2
Restricted cash and cash equivalents pledged as collateral	36.7	31.9
Interest rate	3.53%	3.53%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	642.0	628.5
Restricted cash and cash equivalents pledged as collateral	45.2	38.6
Interest rate	3.13%	3.13%
Term ABS 2019-3
Principal balance outstanding	$351.7	$351.7
Loans pledged as collateral	515.4	428.6
Restricted cash and cash equivalents pledged as collateral	36.4	27.2
Interest rate	2.56%	2.56%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2020-1
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	836.9	—
Restricted cash and cash equivalents pledged as collateral	49.5	—
Interest rate	2.18%	—%
2021 Senior Notes
Principal balance outstanding	$—	$151.8
Interest rate	—%	6.125%
2023 Senior Notes
Principal balance outstanding	$—	$250.0
Interest rate	—%	7.375%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
Mortgage Note
Principal balance outstanding	$11.1	$11.3
Interest rate	3.08%	3.21%

(1)	Availability may be limited by the amount of assets pledged as collateral.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term
ABS 2019-2, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2019-2 transaction pledged the Loans to a lender. The Term ABS 2017-1, 2017-2, 2017-3, 2018-1, 2018-2, 2018-3, 2019-1, 2019-3 and 2020-1 transactions each consist of three classes of notes.

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

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2017-1	February 23, 2017	$437.8	Through February 15, 2019
Term ABS 2017-2	June 29, 2017	563.2	Through June 17, 2019
Term ABS 2017-3	October 26, 2017	437.6	Through October 15, 2019
Term ABS 2018-1	February 22, 2018	625.1	Through February 17, 2020
Term ABS 2018-2	May 24, 2018	562.6	Through May 15, 2020
Term ABS 2018-3	August 23, 2018	500.1	Through August 17, 2020
Term ABS 2019-1	February 21, 2019	503.1	Through February 15, 2021
Term ABS 2019-2	August 28, 2019	625.1	Through August 15, 2022
Term ABS 2019-3	November 21, 2019	439.6	Through November 15, 2021
Term ABS 2020-1	February 20, 2020	625.1	Through February 15, 2022

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

The 2024 senior notes mature on December 31, 2024 and bear interest at a rate of 5.125% per annum, computed on the basis of a 360-day year composed of twelve 30-day months and payable semi-annually on June 30 and December 31 of each year, beginning on June 30, 2020. We used a portion of the net proceeds from the 2024 senior notes to repurchase or redeem all of the $300.0 million outstanding principal amount of our 6.125% senior notes due 2021 (the “2021 senior notes”), of which $148.2 million was repurchased on December 18, 2019 and the remaining $151.8 million was redeemed on January 17, 2020. We used the remaining net proceeds from the 2024 senior notes, together with borrowings under our revolving credit facility, to redeem in full the $250.0 million outstanding principal amount of our 7.375% senior notes due 2023 (the “2023 senior notes”) on March 15, 2020. During the fourth quarter of 2019, we recognized a pre-tax loss on extinguishment of debt of $1.8 million related to the repurchase of the 2021 senior notes in the fourth quarter of 2019 and the irrevocable notice given in December 2019 for the redemption of the remaining 2021 senior notes in the first quarter of 2020. During the first quarter of 2020, we recognized a pre-tax loss on extinguishment of debt of $7.4 million related to the redemption of the 2023 senior notes.

On March 7, 2019, we issued $400.0 million aggregate principal amount of 6.625% senior notes due 2026 (the “2026 senior notes”). The 2026 senior notes were issued pursuant to an indenture, dated as of March 7, 2019, among the Company, as issuer, the Guarantors and U.S. Bank National Association, as trustee.

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

The 2024 senior notes and 2026 senior notes (the "senior notes") are guaranteed on a senior basis by the Guarantors, which are also guarantors of obligations under our revolving secured line of credit facility. Other existing and future subsidiaries of ours may become guarantors of the senior notes in the future. The indentures for the senior notes provide for a guarantor of the senior notes to be released from its obligations under its guarantee of the senior notes under specified circumstances.

Mortgage Note

On August 6, 2018, we entered into a $12.0 million mortgage note with a commercial bank that is secured by a first mortgage lien on a building acquired by us and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. The note matures on August 6, 2023, and bears interest at LIBOR plus 150 basis points.

Debt Covenants

As of March 31, 2020, we were in compliance with our covenants under the revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the contributed assets.

Our Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of March 31, 2020, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of March 31, 2020 and December 31, 2019:

(Dollars in millions)
As of March 31, 2020
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

300.0	Warehouse Facility IV	Cap Floating Rate	05/2017	04/2021	100.0	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
		Cap Floating Rate	07/2019	07/2023	50.0	6.50%
					300.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%

150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	125.0	5.50%
		Cap Floating Rate	01/2020	12/2023	25.0	5.50%
					150.0

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%

(Dollars in millions)
As of December 31, 2019
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

300.0	Warehouse Facility IV	Cap Floating Rate	05/2017	04/2021	100.0	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
		Cap Floating Rate	07/2019	07/2023	50.0	6.50%
					300.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	143.8	5.50%
200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%

(1)	Rate excludes the spread over the LIBOR or commercial paper rate.

The interest rate caps have not been designated as hedging instruments. As of March 31, 2020 and December 31, 2019, the interest rate caps had a fair value of $0.0 million and $0.1 million, respectively, as the capped rates were significantly above market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended March 31,
	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes	3.3%	2.8%
Excess tax benefits from stock-based compensation plans	2.3%	-3.8%
Other	-0.9%	0.3%
Effective income tax rate	25.7%	20.3%

Excess tax benefits from stock-based compensation plans

During the first quarter of each year, we receive a tax benefit upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount by which this tax benefit exceeds the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit. Excess tax benefits are recognized in provision (benefit) for income taxes and reduce (increase) our effective income tax rate. The impact of excess tax benefits on the effective income tax rate decreased in magnitude from 2019 to 2020  primarily due to a decrease in the number of restricted stock units that were converted to common stock due to the timing of long-term stock award grants.

12.         NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share has been computed by dividing net income (loss) by the basic number of weighted average shares outstanding. Diluted net income (loss) per share has been computed by dividing net income (loss) by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended March 31,
	2020	2019
Weighted average shares outstanding:
Common shares	17,883,535	18,669,719
Vested restricted stock units	301,930	285,472
Basic number of weighted average shares outstanding	18,185,465	18,955,191
Dilutive effect of restricted stock and restricted stock units	—	49,307
Dilutive number of weighted average shares outstanding	18,185,465	19,004,498

For the three months ended March 31, 2020 and 2019, there were 73,655 and 5,296 shares of restricted stock and restricted stock units that were not included in the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

13.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three months ended March 31, 2020 and 2019:

(Dollars in millions)	For the Three Months Ended March 31,
	2020		2019
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	710,157	$300.6	225,915	$91.0
Other (2)	15,063	6.5	42,696	18.2
Total	725,220	$307.1	268,611	$109.2

(1)
Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On March 5, 2020, the board of directors authorized the repurchase of up to three million shares of our common stock in addition to the board’s prior authorizations. As of March 31, 2020, we had authorization to repurchase 3,059,556 shares of our common stock.

(2)
Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended March 31,
	2020	2019
Restricted stock	$0.6	$0.8
Restricted stock units	1.2	1.4
Total	$1.8	$2.2

A summary of the non-vested restricted stock activity is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2019	137,503	$125.04
Vested	(14,633)	182.61
Forfeited	(52)	318.41
Non-vested as of March 31, 2020	122,818	$118.10

A summary of the restricted stock unit activity is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2019	428,831	$132.99
Granted	500	461.53
Converted	(21,971)	105.97
Outstanding as of March 31, 2020	407,360	$134.85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

15.        COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Matters

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fines and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for alleged physical and mental harm relating to the repossession and sale of consumers' vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions. The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

On April 22, 2019, we received a civil investigative demand from the Bureau of Consumer Financial Protection (the “Bureau”) seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs and credit reporting. On May 7, 2020 we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. The Company raised various objections to the May 7, 2020 civil investigative demand, and on May 26, 2020, we were notified that it was withdrawn, and that the Bureau would be issuing another, similar civil investigative demand. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

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

On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On April 3, 2020, we received a subpoena from the Attorney General of the State of Maryland relating to the Company’s origination and collection policies and procedures in the state of Maryland. We are cooperating with these inquiries and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from these investigations.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2019 Annual Report on Form 10-K, as well as Part I - Item 1 - Financial Statements, of this Form 10-Q, which is incorporated herein by reference.

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

For the three months ended March 31, 2020, consolidated net loss was $83.8 million, or $4.61 per diluted share, compared to consolidated net income of $164.4 million, or $8.65 per diluted share, for the same period in 2019.

In March 2020, COVID-19 began to spread rapidly across the United States. In an effort to slow the spread of the virus, authorities implemented various measures, including travel bans, stay-at-home orders and shutdowns of non-essential businesses. These measures have caused a significant decline in economic activity and a dramatic increase in the number of individuals who are no longer employed. As detailed below, starting in mid-March, we experienced a substantial reduction in demand for our product and a significant decline in cash flows from our Loan portfolio that lasted through mid-April, after which collections and new loan volumes improved significantly. As the virus is not yet contained, the ultimate impact of the pandemic on our business is not yet known. The impact will depend on future developments, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, and the duration, timing and severity of the impact on consumer behavior and economic activity.

Results for the quarter ended March 31, 2020 include a provision for credit losses of $354.7 million reflecting the adoption of CECL on January 1, 2020 and the impact of a reduction in forecasted future cash flows from our Loan portfolio. Under CECL, we are required to record a provision for credit losses for every new loan at the time that loan is originated equal to the difference between the amount we paid to acquire the loan and present value of forecasted net cash flows using an effective interest rate prescribed under CECL. The effective interest rate under CECL is calculated assuming 100% of the contractually scheduled payments of each loan are received. Since we do not expect to receive this amount, the effective rate under CECL is higher than the rate we expect to earn. Using the higher effective rate prescribed by CECL to record the loan results in a value for each loan that is less than amount we paid to acquire the loan. This difference is recorded as an allowance for credit losses along with a corresponding provision for credit losses. During the most recent quarter, we recorded a provision for credit losses of $157.9 million related to new Consumer Loan assignments. Over the life of the loan, assuming actual cash flows are equal to our forecast, an amount equivalent to this provision for credit losses will be recorded as finance charge revenue, which is recognized using the same effective interest rate used to record the loan.

The remaining provision for credit losses of $196.8 million reflects a reduction in our estimate of future net cash flows from our Loan portfolio discussed below. Under CECL, the net present value of the change in our net cash flow forecast is recorded as a provision for credit losses.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of March 31, 2020 with the forecasts as of December 31, 2019 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2020	December 31, 2019	Initial Forecast	December 31, 2019	Initial Forecast
2011	74.8%	74.8%	72.5%	0.0%	2.3%
2012	73.8%	73.9%	71.4%	-0.1%	2.4%
2013	73.4%	73.5%	72.0%	-0.1%	1.4%
2014	71.7%	71.7%	71.8%	0.0%	-0.1%
2015	65.3%	65.4%	67.7%	-0.1%	-2.4%
2016	63.6%	64.1%	65.4%	-0.5%	-1.8%
2017	63.8%	64.8%	64.0%	-1.0%	-0.2%
2018	63.6%	65.1%	63.6%	-1.5%	0.0%
2019	63.0%	64.6%	64.0%	-1.6%	-1.0%
2020	61.3%	—	62.5%	—	-1.2%

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

Consumer Loans assigned in 2011 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015, 2016, 2019 and 2020 have yielded forecasted collection results materially worse than our initial estimates. For Consumer Loans assigned in 2014, 2017 and 2018, actual results have been close to our initial estimates. For the three months ended March 31, 2020, forecasted collection rates declined for Consumer Loans assigned in 2016 through 2020 and were generally consistent with expectations at the start of the period for all other assignment years presented.

Forecasted collection rates in the table above reflect a reduction in collection rates calculated by our forecasting model and an additional subjective adjustment which considers the future impact of COVID-19. The COVID-19 adjustment is detailed by year of assignment as follows:

	Forecasted Collection Percentage as of March 31, 2020
Consumer Loan Assignment Year	Prior to COVID-19 Adjustment	COVID-19 Adjustment	After COVID-19 Adjustment
2011	74.8%	0.0%	74.8%
2012	73.9%	-0.1%	73.8%
2013	73.5%	-0.1%	73.4%
2014	71.8%	-0.1%	71.7%
2015	65.4%	-0.1%	65.3%
2016	64.0%	-0.4%	63.6%
2017	64.4%	-0.6%	63.8%
2018	64.5%	-0.9%	63.6%
2019	64.5%	-1.5%	63.0%
2020	63.2%	-1.9%	61.3%

The changes in forecasted collection rates for the three months ended March 31, 2020 and 2019 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended March 31,
Increase (Decrease) in Forecasted Net Cash Flows	2020	2019
Dealer Loans	$(75.9)	$0.5
Purchased Loans	(130.6)	16.2
Total	$(206.5)	$16.7

During the first quarter, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction is comprised of: (1) $44.3 million calculated by our forecasting model, which reflects lower realized collections during the quarter and (2) an additional $162.2 million, which represents our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in forecasted net cash flows are recorded as a provision for credit losses in the current period. While the adjustment to our forecast represents our best estimate at this time, the COVID-19 pandemic has created conditions that do not allow us to forecast future cash flows from our Loan portfolio with confidence.

The following table summarizes changes in realized collections in each of the last five months as compared to the same period in the previous year:

	Year over Year Percent Change
Month Ended	Front End Collections (1)	Total Collections
January 31, 2020	15.9%	20.0%
February 29, 2020	13.4%	13.2%
March 31, 2020	-1.3%	-3.1%
April 30, 2020	7.7%	-1.1%
May 26, 2020 Month-to-Date (2)	8.5%	4.9%

(1)	Represents collections realized on Consumer Loans that are either current or in the early stages of delinquency.

(2)	The 2020 period had one less business day than the comparable 2019 period.

Starting in mid-March, we experienced a reduction in realized collections at the same time government authorities began to implement restrictions that limited economic activity. The reduction in Front End Collections reflects a lower volume of payments from customers while the reduction in Total Collections also includes lower realized collections from repossessions, which were suspended as the crisis began to unfold. Starting in mid-April, Front End Collections improved at the same time federal stimulus payments began to be distributed and such improvement has continued into May.

When comparing year over year changes in collections on a monthly basis, variations in the calendar can have a meaningful impact on the results as collections fluctuate according to the day of the week. In addition, February of 2020 had 29 days as compared to 28 in the prior year. The following table presents year over year collection results after adjusting for these differences:

	Year over Year Percent Change
Month Ended	Front End Collections (1)	Total Collections
January 31, 2020	9.7%	13.3%
February 29, 2020	8.4%	9.0%
March 31, 2020	2.2%	-0.6%
April 30, 2020	7.8%	-0.4%
May 26, 2020 Month-to-Date	12.2%	7.3%

(1)	Represents collections realized on Consumer Loans that are either current or in the early stages of delinquency.

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2011	15,686	7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020	23,717	10,405	58

(1)	Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2020. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2020
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2011	74.8%	45.5%	29.3%	99.7%
2012	73.8%	46.3%	27.5%	99.4%
2013	73.4%	47.6%	25.8%	99.0%
2014	71.7%	47.7%	24.0%	98.4%
2015	65.3%	44.5%	20.8%	95.8%
2016	63.6%	43.8%	19.8%	88.1%
2017	63.8%	43.2%	20.6%	74.2%
2018	63.6%	43.5%	20.1%	52.6%
2019	63.0%	44.0%	19.0%	24.1%
2020	61.3%	43.9%	17.4%	2.6%

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

The spread between the forecasted collection rate and the advance rate has ranged from 17.4% to 29.3%, on an annual basis, over the last 10 years. The spread was at the high end of this range in 2011, when the competitive environment was unusually favorable, and much lower during other years (2015 through 2020) when competition was more intense. The decrease in the spread from 2019 to 2020 was primarily the result of a lower initial forecast on Consumer Loans assigned to us in 2020 and the performance of 2020 Consumer Loans in our Purchased Loan portfolio, which has deteriorated from our initial estimates by a greater margin than those assigned to us in 2019.

The following table compares our forecast of Consumer Loan collection rates as of March 31, 2020 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	March 31, 2020	Initial Forecast	Variance	March 31, 2020	Initial Forecast	Variance
2011	74.6%	72.4%	2.2%	76.3%	72.7%	3.6%
2012	73.6%	71.3%	2.3%	75.9%	71.4%	4.5%
2013	73.4%	72.1%	1.3%	74.3%	71.6%	2.7%
2014	71.6%	71.9%	-0.3%	72.5%	70.9%	1.6%
2015	64.6%	67.5%	-2.9%	69.0%	68.5%	0.5%
2016	62.8%	65.1%	-2.3%	66.0%	66.5%	-0.5%
2017	63.2%	63.8%	-0.6%	65.4%	64.6%	0.8%
2018	63.1%	63.6%	-0.5%	64.6%	63.5%	1.1%
2019	62.6%	63.9%	-1.3%	63.6%	64.2%	-0.6%
2020	61.2%	62.4%	-1.2%	61.6%	62.8%	-1.2%

(1)	The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of March 31, 2020 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2011	74.6%	45.1%	29.5%	76.3%	49.3%	27.0%
2012	73.6%	46.0%	27.6%	75.9%	50.0%	25.9%
2013	73.4%	47.2%	26.2%	74.3%	51.5%	22.8%
2014	71.6%	47.2%	24.4%	72.5%	51.8%	20.7%
2015	64.6%	43.4%	21.2%	69.0%	50.2%	18.8%
2016	62.8%	42.1%	20.7%	66.0%	48.6%	17.4%
2017	63.2%	42.1%	21.1%	65.4%	45.8%	19.6%
2018	63.1%	42.7%	20.4%	64.6%	45.2%	19.4%
2019	62.6%	43.1%	19.5%	63.6%	45.6%	18.0%
2020	61.2%	42.7%	18.5%	61.6%	45.8%	15.8%

(1)	The forecasted collection rates and advance rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

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

The spread on Dealer Loans decreased from 19.5% in 2019 to 18.5% in 2020, primarily as a result of a lower initial forecast on Dealer Loans assigned to us in 2020. The spread on Purchased Loans decreased from 18.0% in 2019 to 15.8% in 2020, primarily as a result of a lower initial forecast on Purchased Loans assigned to us in 2020 and the performance of 2020 Consumer Loans in our Purchased Loan portfolio, which has deteriorated from our initial estimates by a greater margin than those assigned to us in 2019.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.5 to 1 as of March 31, 2020. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2019	0.4%	5.1%
June 30, 2019	0.0%	5.6%
September 30, 2019	0.4%	7.6%
December 31, 2019	-5.3%	1.1%
March 31, 2020	-10.1%	-4.5%

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

Unit and dollar volumes declined 10.1% and 4.5%, respectively, during the first quarter of 2020 as the number of active Dealers grew 2.2% while average unit volume per active Dealer declined 12.0%. Dollar volume declined less than unit volume declined during the first quarter of 2020 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned, primarily due to increases in the average vehicle selling price and average initial loan term and an increase in Purchased Loans as a percentage of total unit volume.

The following table summarizes changes in Consumer Loan assignment unit volume in each of the last five months as compared to the same period in the previous year:

Year over Year Percent Change
Month Ended	Unit Volume
January 31, 2020	-0.7%
February 29, 2020	0.9%
March 31, 2020	-22.3%
April 30, 2020	-22.3%
May 26, 2020 Month-to-Date (1)	21.8%

(1)	The 2020 period had one less business day than the comparable 2019 period.

We believe the declines in unit volume for the months ended March 31, 2020 and April 30, 2020 were primarily due to the impact of COVID-19, which resulted in many Dealers temporarily closing or restricting their operations and a deterioration in consumer demand for Dealers that have remained open. During the latter part of April and continuing into May, unit volumes improved.  We believe the improvement resulted from a combination of Dealers gradually reopening their operations and the release of federal stimulus payments.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2020	2019	% Change
Consumer Loan unit volume	101,477	112,844	-10.1%
Active Dealers (1)	9,843	9,633	2.2%
Average volume per active Dealer	10.3	11.7	-12.0%

Consumer Loan unit volume from Dealers active both periods	81,029	96,732	-16.2%
Dealers active both periods	6,681	6,681	—
Average volume per Dealer active both periods	12.1	14.5	-16.2%

Consumer Loan unit volume from Dealers not active both periods	20,448	16,112	26.9%
Dealers not active both periods	3,162	2,952	7.1%
Average volume per Dealer not active both periods	6.5	5.5	18.2%

(1)	Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2020	2019	% Change
Consumer Loan unit volume from new active Dealers	4,644	6,082	-23.6%
New active Dealers (1)	902	1,224	-26.3%
Average volume per new active Dealer	5.1	5.0	2.0%

Attrition (2)	-14.3%	-14.2%

(1)	New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.

(2)
Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from Dealers who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last five quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2019	67.4%	32.6%	65.0%	35.0%
June 30, 2019	66.7%	33.3%	63.7%	36.3%
September 30, 2019	67.2%	32.8%	64.1%	35.9%
December 31, 2019	67.4%	32.6%	64.0%	36.0%
March 31, 2020	64.9%	35.1%	60.5%	39.5%

(1)
Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of March 31, 2020 and December 31, 2019, the net Dealer Loans receivable balance was 62.6% and 62.8%, respectively, of the total net Loans receivable balance.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenue:
Finance charges	$361.9	$321.9	$40.0	12.4%
Premiums earned	12.9	12.2	0.7	5.7%
Other income	14.3	19.7	(5.4)	-27.4%
Total revenue	389.1	353.8	35.3	10.0%
Costs and expenses:
Salaries and wages (1)	45.0	48.7	(3.7)	-7.6%
General and administrative (1)	15.0	13.9	1.1	7.9%
Sales and marketing (1)	19.1	18.8	0.3	1.6%
Provision for credit losses	354.7	14.5	340.2	2,346.2%
Interest	51.9	45.0	6.9	15.3%
Provision for claims	8.8	6.6	2.2	33.3%
Loss on extinguishment of debt	7.4	—	7.4	—%
Total costs and expenses	501.9	147.5	354.4	240.3%
Income (loss) before provision (benefit) for income taxes	(112.8)	206.3	(319.1)	-154.7%
Provision (benefit) for income taxes	(29.0)	41.9	(70.9)	-169.2%
Net income (loss)	$(83.8)	$164.4	$(248.2)	-151.0%
Net income (loss) per share:
Basic	$(4.61)	$8.67	$(13.28)	-153.2%
Diluted	$(4.61)	$8.65	$(13.26)	-153.3%
Weighted average shares outstanding:
Basic	18,185,465	18,955,191	(769,726)	-4.1%
Diluted	18,185,465	19,004,498	(819,033)	-4.3%

(1) Operating expenses	$79.1	$81.4	$(2.3)	-2.8%

The Financial Accounting Standards Board issued a new accounting standard (known as CECL) that changed how we account for our Loans effective January 1, 2020. The net Loan income (finance charge revenue less provision for credit losses expense) that we recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. While the total amount of net Loan income we will recognize over the life of the Loan is not impacted by CECL, the timing of when we will recognize this income has changed significantly from our prior accounting method. We believe that recognizing net Loan income on a level-yield basis over the life of the Loan based on expected future net cash flows matches the economics of our business. We believe CECL diverges from economic reality by requiring us to recognize a significant provision for credit losses expense at the time of assignment for amounts we never expected to realize and finance charge revenue in subsequent periods that is significantly in excess of our expected yields. Given the significant change in timing of net Loan income recognition, we believe net income for the year ending December 31, 2020 will be significantly lower under CECL than what would be reported under our prior accounting method, with the greatest impact occurring in the quarter of adoption. The ultimate financial statement impact of CECL will depend on Consumer Loan assignment volume and the percentage of Consumer Loans assigned to us as Purchased Loans, the size and composition of our Loan portfolio, the Loan portfolio’s credit quality and economic conditions. For additional information, see Note 3 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.
Finance Charges. The increase of $40.0 million, or 12.4%, was primarily the result of an increase in the average net Loans receivable balance partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2020	2019	Change
Average net Loans receivable balance	$6,682.9	$5,894.1	$788.8
Average yield on our Loan portfolio	21.7%	21.8%	-0.1%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2020:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2020
Due to an increase in the average net Loans receivable balance	$43.1
Due to a decrease in the average yield	(3.1)
Total increase in finance charges	$40.0

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the three months ended March 31, 2020 decreased as compared to the same period in 2019 due to lower yields on more recent Consumer Loan assignments.

Operating Expenses. The decrease of $2.3 million, or 2.8%, was primarily due to a decrease in salaries and wages expense of $3.7 million, or 7.6%, primarily due to a decrease in cash-based incentive compensation expense due to a decline in Company performance measures, partially offset by an increase in fringe benefits primarily due to higher medical claims.

Provision for Credit Losses. The increase of $340.2 million, or 2,346.2%, was primarily due to a decline in Consumer Loan performance and the impact of our adoption of CECL on January 1, 2020.

Under CECL, we are required to recognize provision for credit losses on new Consumer Loan assignments for contractual net cash flows that were not expected to be realized at the time of assignment. Under both CECL and our prior accounting method, we also recognize provision for credit losses for forecast changes in the amount and timing of expected future net cash flows subsequent to assignment. The following table summarizes the provision for credit losses for each of these components:

(In millions)	For the Three Months Ended March 31,
Provision for Credit Losses	2020	2019	Change
New Consumer Loan assignments	$157.9	$—	$157.9
Forecast changes	196.8	14.5	182.3
Total	$354.7	$14.5	$340.2

The increase in provision for credit losses related to forecast changes is primarily due to a decline in Consumer Loan performance. During the first quarter of 2020, we reduced forecasted collection rates to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance.

For additional information, see Note 3 and Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Interest. The increase of $6.9 million, or 15.3%, was due to an increase in the average outstanding debt principal balance. The following table shows interest expense, the average outstanding debt balance, and the average cost of debt for the three months ended March 31, 2020 and 2019:

(Dollars in millions)	For the Three Months Ended March 31,
	2020	2019	Change
Interest expense	$51.9	$45.0	$6.9
Average outstanding debt principal balance (1)	4,625.7	4,019.5	606.2
Average cost of debt	4.5%	4.5%	—%

(1)	Includes the unamortized debt discount and excludes deferred debt issuance costs.

The increase in the average outstanding debt principal balance was primarily due to borrowings used to fund the growth in our Loan portfolio and stock repurchases.

Loss on Extinguishment of Debt. For the three months ended March 31, 2020, we recognized a loss on extinguishment of debt of $7.4 million related to the redemption of the 2023 senior notes in March 2020. We used the net proceeds from the December 2019 issuance of the 2024 senior notes, together with borrowings under our revolving credit facilities, to fund the redemption of the 2023 senior notes. For additional information, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Provision for Income Taxes. For the three months ended March 31, 2020, the effective income tax rate increased to 25.7% from 20.3% for the three months ended March 31, 2019. The increase was primarily due to a decrease in tax benefits related to our stock-based compensation plan. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of March 31, 2020. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

On January 17, 2020, we used a portion of the net proceeds from the 2024 senior notes to redeem the remaining $151.8 million outstanding principal amount of the 2021 senior notes.

On February 20, 2020, we completed a $500.0 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 2.5% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

On March 15, 2020, we redeemed the $250.0 million outstanding principal amount of the 2023 senior notes in accordance with the terms of the indenture governing the 2023 notes at a redemption price equal to 101.844% of the principal amount thereof.

Cash and cash equivalents as of March 31, 2020 and December 31, 2019 was $25.7 million and $187.4 million, respectively. As of March 31, 2020 and December 31, 2019, we had $1,085.1 million and $1,565.0 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased $299.0 million to $4,837.8 million as of March 31, 2020 from $4,538.8 million as of December 31, 2019 primarily due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of March 31, 2020 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2020	$1,076.9
2021	1,049.6
2022	1,542.9
2023	396.0
2024	400.0
Over five years	400.0
Total	$4,865.4

(1)	The principal maturities of certain financings are estimated based on forecasted collections.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as described below:

The accounting for finance charge revenue and allowance for credit losses involves significant estimates related to the amount and timing of future collections and Dealer Holdback payments. During the first quarter of 2020, we reduced forecasted collection rates to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. In addition, we adopted CECL on January 1, 2020, which changed our accounting policies for finance charge revenue and allowance for credit losses. Our provision for credit losses for the three months ended March 31, 2020, included:

•
$196.8 million provision for credit losses on forecasts changes during the first quarter of 2020 primarily related to the COVID-19 forecast adjustment, which reduced consolidated net income by $151.5 million, or $8.33 per diluted share; and.

•
$157.9 million provision for credit losses on new Consumer Loan assignments related to our adoption of CECL on January 1, 2020, which reduced consolidated net income by $121.6 million, or $6.69 per diluted share.

For additional information, see Note 3 and Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2019 and Item 1A in Part II of this report, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

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

•	Our substantial debt could negatively impact our business, prevent us from satisfying our debt obligations and adversely affect our financial condition.

•	Due to competition from traditional financing sources and non-traditional lenders, we may not be able to compete successfully.

•	We may not be able to generate sufficient cash flows to service our outstanding debt and fund operations and may be forced to take other actions to satisfy our obligations under such debt.

•	Interest rate fluctuations may adversely affect our borrowing costs, profitability and liquidity.

•	The phaseout of the London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with a different reference rate, could result in a material adverse effect on our business.

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

•
The current outbreak of COVID-19 has adversely impacted our business, and the continuance of this pandemic, or any future outbreak of any contagious diseases or other public health emergency, could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2019 Annual Report on Form 10-K.

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

ITEM 1A.          RISK FACTORS

The following risk factor updates and supplements, and should be read in conjunction with, the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019

The current outbreak of COVID-19 has adversely impacted our business, and the continuance of this pandemic, or any future outbreak of any contagious diseases or other public health emergency, could materially and adversely affect our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has caused a deterioration in the U.S. economy and our industry and could result in a period of substantial economic and financial turmoil. The impact of this event on our business and the severity of an economic downturn are uncertain; however, it is likely that the pandemic will adversely affect our business, team members, current and potential consumers, automobile dealers, and vendors, as well as our financial condition, liquidity, and results of operations. Many of our team members, consumers, automobile dealers, and vendors are located in areas impacted by COVID-19.

In an attempt to slow the spread of COVID-19, state governments have implemented social distancing guidelines, travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These actions have caused economic hardship in the areas in which they have been implemented and have led to an increase in unemployment and resulted in many consumers delaying payments or re-allocating resources, leading to a significant decrease in our realized collections. We are working with our consumers to provide temporary relief where possible, including the suspension of involuntary vehicle repossessions. Additionally, many automobile dealers have been required to temporarily close or restrict their operations, and even for dealerships that have remained open, consumer demand has deteriorated. As a result, we have recently experienced a significant decline in Consumer Loan assignments. The spread of COVID-19 has also caused us to modify our business practices in an effort to increase team member safety, including reconfiguring workstations to increase physical distance between team members, limiting travel, and canceling physical participation in meetings and events, and we may take further actions as required by government authorities or that we determine are in the best interests of our team members. Our business operations may be disrupted further if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, or other restrictions in connection with the COVID-19 pandemic.

There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform certain functions could be negatively impacted. While the potential impact and duration of the COVID-19 pandemic on the U.S. economy and our industry in particular are difficult to assess or predict, the pandemic has resulted in significant disruption of financial markets, which may reduce our ability to access capital or our consumers’ ability to repay past or future Consumer Loans, and could negatively affect our liquidity and results of operations. In addition, a recession or further financial market correction resulting from the spread of COVID-19 could adversely affect demand for used vehicles. A continued disruption in our workforce, decrease in collections from our consumers or decline in Consumer Loan assignments could cause a material adverse effect on our financial position, liquidity, and results of operations.

The COVID-19 pandemic is rapidly evolving, and we will continue to monitor the situation closely. The ultimate impact of this pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, related restrictions on travel, and the duration, timing and severity of the impact on consumer behavior, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, financial position, liquidity, and results of operations, though the full extent and duration is uncertain. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The COVID-19 pandemic, or any future outbreak of any contagious diseases or other public health emergency, could materially and adversely affect our business, financial condition, liquidity and results of operations.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases
The following table summarizes stock repurchases for the three months ended March 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2020	138,034	(2)	$431.23	137,136	632,577
February 1 to February 29, 2020	328,250	(3)	422.98	318,995	313,582
March 1 to March 31, 2020	258,936	(4)	419.50	254,026	3,059,556
	725,220		$423.31	710,157

(1)
On November 7, 2019, our board of directors authorized the repurchase by us from time to time in the open market or in privately negotiated transactions of up to one million shares of our common stock (the "November 2019 Authorization"). The November 2019 Authorization, which was announced on November 13, 2019, does not have a specified expiration date. On March 5, 2020, our board of directors authorized the repurchase by us from time to time in the open market or in privately negotiated transactions of up to three million shares of our common stock (the "March 2020 Authorization") in addition to the November 2019 Authorization. The March 2020 Authorization, which was announced on March 11, 2020, does not have a specified expiration date.

(2)
Amount includes 898 shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the conversion of restricted stock units to common stock.

(3)
Amount includes 9,255 shares of common stock released to us by team members as payment of tax withholdings upon the conversion of restricted stock units to common stock and the vesting of restricted stock.

(4)	Amount includes 4,910 shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.107
Indenture dated as of February 20, 2020, between Credit Acceptance Auto Loan Trust 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed February 24, 2020).

4.108
Sale and Servicing Agreement, dated as of February 20, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Funding LLC 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed February 24, 2020).

4.109
Backup Servicing Agreement, dated as of February 20, 2020, among the Company, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Auto Loan Trust 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.109 to the Company’s Current Report on Form 8-K filed February 24, 2020).

4.110
Amended and Restated Trust Agreement, dated as of February 20, 2020, among Credit Acceptance Funding LLC 2020-1 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed February 24, 2020).

4.111
Sale and Contribution Agreement, dated as of February 20, 2020, between the Company and Credit Acceptance Funding LLC 2020-1 (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed February 24, 2020).

4.112
Amended and Restated Intercreditor Agreement, dated February 20, 2020, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Funding LLC 2017-1, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Credit Acceptance Auto Loan Trust 2017-1, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent, Citizens Bank, N.A., as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed February 24, 2020).

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

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	May 27, 2020