Form 10-Q
period 2020-06-30
CREDIT ACCEPTANCE CORP
filed 2020-07-31
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	CACC	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, $.01 par value, outstanding on July 23, 2020 was 17,649,470.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	June 30, 2020	December 31, 2019
ASSETS:
Cash and cash equivalents	$8.5	$187.4
Restricted cash and cash equivalents	382.7	330.3
Restricted securities available for sale	67.9	59.3

Loans receivable	10,095.9	7,221.2
Allowance for credit losses	(3,346.1)	(536.0)
Loans receivable, net	6,749.8	6,685.2

Property and equipment, net	62.0	59.7
Income taxes receivable	36.3	66.2
Other assets	30.4	35.1
Total Assets	$7,337.6	$7,423.2

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$181.1	$206.4
Revolving secured line of credit	160.5	—
Secured financing	3,838.0	3,339.7
Senior notes	789.7	1,187.8
Mortgage note	10.9	11.3
Deferred income taxes, net	292.1	322.5
Income taxes payable	0.2	0.2
Total Liabilities	5,272.5	5,067.9

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred Stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 80,000,000 shares authorized, 17,649,470 and 18,352,779 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	0.2	0.2
Paid-in capital	158.9	157.7
Retained earnings	1,904.1	2,196.6
Accumulated other comprehensive income	1.9	0.8
Total Shareholders' Equity	2,065.1	2,355.3
Total Liabilities and Shareholders' Equity	$7,337.6	$7,423.2

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Finance charges	$378.2	$341.5	$740.1	$663.4
Premiums earned	14.2	13.1	27.1	25.3
Other income	13.9	16.0	28.2	35.7
Total revenue	406.3	370.6	795.4	724.4
Costs and expenses:
Salaries and wages	48.8	47.3	93.8	96.0
General and administrative	14.6	16.8	29.6	30.7
Sales and marketing	18.2	17.7	37.3	36.5
Provision for credit losses	139.4	15.4	494.1	29.9
Interest	48.2	49.8	100.1	94.8
Provision for claims	9.3	8.3	18.1	14.9
Loss on extinguishment of debt	—	—	7.4	—
Total costs and expenses	278.5	155.3	780.4	302.8
Income before provision for income taxes	127.8	215.3	15.0	421.6
Provision for income taxes	31.4	50.9	2.4	92.8
Net income	$96.4	$164.4	$12.6	$328.8
Net income per share:
Basic	$5.40	$8.68	$0.70	$17.35
Diluted	$5.40	$8.68	$0.70	$17.33
Weighted average shares outstanding:
Basic	17,844,785	18,944,672	18,015,125	18,949,902
Diluted	17,847,050	18,949,962	18,035,167	18,976,289

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$96.4	$164.4	$12.6	$328.8
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax	1.2	0.5	1.1	1.1
Other comprehensive income	1.2	0.5	1.1	1.1
Comprehensive income	$97.6	$164.9	$13.7	$329.9

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended June 30, 2020
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	17,649,478	$0.2	$157.5	$1,807.7	$0.7	$1,966.1
Net income	—	—	—	96.4	—	96.4
Other comprehensive gain	—	—	—	—	1.2	1.2
Stock-based compensation	—	—	1.4	—	—	1.4
Restricted stock awards, net of forfeitures	(8)	—	—	—	—	—
Balance, end of period	17,649,470	$0.2	$158.9	$1,904.1	$1.9	$2,065.1

(Dollars in millions)	For the Three Months Ended June 30, 2019
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,797,071	$0.2	$152.2	$1,896.2	$0.3	$2,048.9
Net income	—	—	—	164.4	—	164.4
Other comprehensive gain	—	—	—	—	0.5	0.5
Stock-based compensation	—	—	1.5	—	—	1.5
Restricted stock awards, net of forfeitures	(195)	—	—	—	—	—
Balance, end of period	18,796,876	$0.2	$153.7	$2,060.6	$0.8	$2,215.3

(Dollars in millions)	For the Six Months Ended June 30, 2020
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,352,779	$0.2	$157.7	$2,196.6	$0.8	$2,355.3
Net income	—	—	—	12.6	—	12.6
Other comprehensive gain	—	—	—	—	1.1	1.1
Stock-based compensation	—	—	3.2	—	—	3.2
Restricted stock awards, net of forfeitures	(60)	—	—	—	—	—
Repurchase of common stock	(725,220)	—	(2.0)	(305.1)	—	(307.1)
Restricted stock units converted to common stock	21,971	—	—	—	—	—
Balance, end of period	17,649,470	$0.2	$158.9	$1,904.1	$1.9	$2,065.1

(Dollars in millions)	For the Six Months Ended June 30, 2019
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,972,558	$0.2	$154.9	$1,836.1	$(0.3)	$1,990.9
Net income	—	—	—	328.8	—	328.8
Other comprehensive gain	—	—	—	—	1.1	1.1
Stock-based compensation	—	—	3.7	—	—	3.7
Restricted stock awards, net of forfeitures	5,087	—	—	—	—	—
Repurchase of common stock	(268,611)	—	(4.9)	(104.3)	—	(109.2)
Restricted stock units converted to common stock	87,842	—	—	—	—	—
Balance, end of period	18,796,876	$0.2	$153.7	$2,060.6	$0.8	$2,215.3

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$12.6	$328.8
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	494.1	29.9
Depreciation	4.0	3.4
Amortization	7.3	7.3
Provision (benefit) for deferred income taxes	(30.6)	30.0
Stock-based compensation	3.2	3.7
Loss on extinguishment of debt	7.4	—
Other	(0.4)	—
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(24.7)	10.9
Decrease (increase) in income taxes receivable	29.9	(13.9)
Decrease in income taxes payable	—	(2.3)
Decrease in other assets	3.5	2.8
Net cash provided by operating activities	506.3	400.6
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(29.5)	(24.8)
Proceeds from sale of restricted securities available for sale	13.0	17.1
Maturities of restricted securities available for sale	9.5	6.2
Principal collected on Loans receivable	1,599.0	1,508.6
Advances to Dealers	(1,232.1)	(1,327.8)
Purchases of Consumer Loans	(828.3)	(732.8)
Accelerated payments of Dealer Holdback	(22.9)	(28.0)
Payments of Dealer Holdback	(74.4)	(70.6)
Purchases of property and equipment	(6.3)	(16.3)
Net cash used in investing activities	(572.0)	(668.4)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	2,884.7	2,120.6
Repayments under revolving secured line of credit	(2,724.2)	(2,254.1)
Proceeds from secured financing	1,368.5	1,051.4
Repayments of secured financing	(871.6)	(913.5)
Proceeds from issuance of senior notes	—	400.0
Repayment of senior notes	(401.8)	—
Payments of debt issuance costs and debt extinguishment costs	(8.9)	(10.7)
Repurchase of common stock	(307.1)	(109.2)
Other	(0.4)	2.5
Net cash provided (used) by financing activities	(60.8)	287.0
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(126.5)	19.2
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	517.7	329.3
Cash and cash equivalents and restricted cash and cash equivalents end of period	$391.2	$348.5
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$102.3	$79.1
Cash paid during the period for income taxes	$0.8	$76.4

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
We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2020 for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 16.

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
Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consumer Loan Assignment Volume	2020	2019	2020	2019
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	95.6%	95.7%	96.1%	96.2%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2019	67.4%	32.6%	65.0%	35.0%
June 30, 2019	66.7%	33.3%	63.7%	36.3%
September 30, 2019	67.2%	32.8%	64.1%	35.9%
December 31, 2019	67.4%	32.6%	64.0%	36.0%
March 31, 2020	64.9%	35.1%	60.5%	39.5%
June 30, 2020	62.5%	37.5%	59.1%	40.9%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program. Payments of Dealer Holdback (as defined below) and accelerated Dealer Holdback are not included.
Portfolio Program
As payment for the vehicle, the Dealer generally receives the following:
•a down payment from the consumer;
•a non-recourse cash payment (“advance”) from us; and
•after the advance balance (cash advance and related Dealer Loan fees and costs) has been recovered by us, the cash from payments made on the Consumer Loan, net of certain collection costs and our servicing fee (“Dealer Holdback”).
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
The Dealer servicing agreement provides that collections received by us during a calendar month on Consumer Loans assigned by a Dealer are applied on a pool-by-pool basis as follows:
•first, to reimburse us for certain collection costs;
•second, to pay us our servicing fee, which generally equals 20% of collections;
•third, to reduce the aggregate advance balance and to pay any other amounts due from the Dealer to us; and
•fourth, to the Dealer as payment of Dealer Holdback.
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

Access to the Purchase Program is typically only granted to Dealers that meet one of the following:

•assigned at least 100 Consumer Loans under the Portfolio Program;
•franchise dealership; or
•independent dealership that meets certain criteria upon enrollment.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of June 30, 2020 and December 31, 2019, we had $7.9 million and $186.1 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of June 30, 2020 and December 31, 2019, we had $379.0 million and $326.7 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$8.5	$187.4	$19.7	$25.7
Restricted cash and cash equivalents	382.7	330.3	328.8	303.6
Total cash and cash equivalents and restricted cash and cash equivalents	$391.2	$517.7	$348.5	$329.3

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

Loans Receivable and Allowance for Credit Losses

Consumer Loan Assignment. For legal purposes, a Consumer Loan is considered to have been assigned to us after the following has occurred:
•the consumer and Dealer have signed a Consumer Loan contract; and
•we have received the executed Consumer Loan contract and supporting documentation in either physical or electronic form.

For accounting and financial reporting purposes, a Consumer Loan is considered to have been assigned to us after the following has occurred:
•the Consumer Loan has been legally assigned to us; and
•we have made a funding decision and generally have provided funding to the Dealer in the form of either an advance under the Portfolio Program or one-time purchase payment under the Purchase Program.

Portfolio Segments and Classes. Our Loan portfolio consists of two portfolio segments: Dealer Loans and Purchased Loans. Our determination is based on the following:
•We have two financing programs: the Portfolio Program and the Purchase Program. We are considered to be a lender to our Dealers for Consumer Loans assigned under the Portfolio Program and a purchaser of Consumer Loans assigned under the Purchase Program.
•The Portfolio Program and the Purchase Program have different levels of risk in relation to credit losses. Under the Portfolio Program, the impact of negative variances in Consumer Loan performance is mitigated by Dealer Holdback and the cross-collateralization of Consumer Loan assignments. Under the Purchase Program, we are impacted by the full amount of negative variances in Consumer Loan performance.
•Our business model is narrowly focused on Consumer Loan assignments from one industry with expected cash flows that are significantly lower than the contractual cash flows owed to us due to credit quality. We do not believe that it is meaningful to disaggregate our Loan portfolio beyond the Dealer Loans and Purchased Loans portfolio segments.

Each portfolio segment consists of one class of Consumer Loan assignments, which is Consumer Loans originated by Dealers to finance purchases of vehicles and related ancillary products by consumers with impaired or limited credit histories. Our determination is based on the following:
•All of the Consumer Loans assigned to us have similar risk characteristics in relation to the categorization of borrowers, type of financing receivable, industry sector and type of collateral.
•We only accept Consumer Loan assignments from Dealers located within the United States.

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

Under the PCD Method, on January 1, 2020, we:
•calculated an effective interest rate based on expected future net cash flows; and
•increased the Loans receivable and the related allowance for credit losses balances by the present value of the difference between contractual future net cash flows and expected future net cash flows discounted at the effective interest rate. This “gross-up” did not impact the net carrying amount of Loans (Loans receivable less allowance for credit losses) or net income.

Under the PCD Method, for each reporting period subsequent to our adoption of CECL, we:
•recognize finance charge revenue using the effective interest rate that was calculated on the adoption date based on expected future net cash flows; and
•adjust the allowance for credit losses so that the net carrying amount of each Loan equals the present value of expected future net cash flows discounted at the effective interest rate. The adjustment to the allowance for credit losses is recognized as either provision for credit losses expense or a reversal of provision for credit losses expense.

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

Under the Originated Method, at the time of assignment, we:
•calculate the effective interest rate based on contractual future net cash flows;
•record a Loan receivable equal to the advance paid to the Dealer under the Portfolio Program or purchase price paid to the Dealer under the Purchase Program; and
•record an allowance for credit losses equal to the difference between the initial Loan receivable balance and the present value of expected future net cash flows discounted at the effective interest rate. The initial allowance for credit losses is recognized as provision for credit losses expense.

Under the Originated Method, for each reporting period subsequent to assignment, we:
•recognize finance charge revenue using the effective interest rate that was calculated at the time of assignment based on contractual future net cash flows; and
•adjust the allowance for credit losses so that the net carrying amount of each Loan equals the present value of expected future net cash flows discounted at the effective interest rate. The adjustment to the allowance for credit losses is recognized as either provision for credit losses expense or a reversal of provision for credit losses expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
2019 Recognition and Measurement Policies. Prior to the adoption of CECL on January 1, 2020, we accounted for our Loans as loans acquired with significant credit deterioration.

At the time of assignment, we:
•calculated an effective interest rate based on expected future net cash flows; and
•recorded a Loan receivable equal to the advance paid to the Dealer under the Portfolio Program or purchase price paid to the Dealer under the Purchase Program.

For each reporting period subsequent to assignment, we:
•recalculated an effective interest rate based on expected future net cash flows;
•recognized finance charge revenue using the greater of the effective interest rate that was calculated for the reporting period or the effective interest rate that was calculated at the time of assignment, both of which were based on expected future net cash flows; and
•recorded or adjusted an allowance for credit losses, if necessary, to reduce the net carrying amount of each Loan to the present value of expected future net cash flows discounted at the effective interest rate that was calculated at the time of assignment. The initial allowance for credit losses was recognized as provision for credit losses expense and the adjustment to the allowance for credit losses was recognized as either provision for credit losses expense or a reversal of provision for credit losses expense.

Loans Receivable.  Amounts advanced to Dealers for Consumer Loans assigned under the Portfolio Program are recorded as Dealer Loans and are aggregated by Dealer for purposes of recognizing revenue and evaluating impairment. Amounts paid to Dealers for Consumer Loans assigned under the Purchase Program are recorded as Purchased Loans and, for purposes of recognizing revenue and evaluating impairment, are:
•not aggregated, if assigned subsequent to December 31, 2019; or
•aggregated into pools based on the month of purchase, if assigned prior to January 1, 2020.

The outstanding balance of each Loan included in Loans receivable is comprised of the following:
•cash paid to the Dealer (or to third party ancillary product providers on the Dealer’s behalf) for the Consumer Loan assignment (advance under the Portfolio Program or one-time purchase payment under the Purchase Program);
•finance charges;
•Dealer Holdback payments;
•accelerated Dealer Holdback payments;
•recoveries;
•transfers in;
•less: collections (net of certain collection costs);
•less: write-offs; and
•less: transfers out.

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

Methodology Changes. On January 1, 2020, we adopted CECL, which changed our accounting policies for Loans. During the first quarter of 2020, we reduced forecasted collection rates to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. For additional information, see New Accounting Updates Adopted During the Current Year below and Note 6. For the three and six months ended June 30, 2020 and 2019, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

We have consolidated the trust within our financial statements based on our determination of the following:
•We have a variable interest in the trust. We have a residual interest in the assets of the trust, which is variable in nature, given that it increases or decreases based upon the actual loss experience of the related service contracts. In addition, VSC Re is required to absorb any losses in excess of the trust's assets.
•The trust is a variable interest entity. The trust has insufficient equity at risk as no parties to the trust were required to contribute assets that provide them with any ownership interest.
•We are the primary beneficiary of the trust. We control the amount of premiums written and placed in the trust through Consumer Loan assignments under our Programs, which is the activity that most significantly impacts the economic performance of the trust. We have the right to receive benefits from the trust that could potentially be significant. In addition, VSC Re has the obligation to absorb losses of the trust that could potentially be significant.

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
The net Loan income (finance charge revenue less provision for credit losses expense) that we will recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. While the total amount of net Loan income we will recognize over the life of the Loan is not impacted by CECL, the timing of when we will recognize this income changes significantly from our prior accounting method, as CECL requires us to recognize a significant provision for credit losses expense at the time of assignment for amounts we never expected to realize and finance charge revenue in subsequent periods that significantly exceeds our expected yields. Given the significant change in timing of net Loan income recognition, we believe net income for the year ending December 31, 2020 will be significantly lower under CECL than what would be reported under our prior accounting method, with the greatest impact occurring in the quarter of adoption. For the three months ended June 30, 2020, we recognized $154.2 million provision for credit losses on new Consumer Loan assignments related to our adoption of CECL on January 1, 2020, which reduced consolidated net income by $118.7 million, or $6.65 per diluted share. For the six months ended June 30, 2020, we recognized $312.1 million provision for credit losses on new Consumer Loan assignments related to our adoption of CECL on January 1, 2020, which reduced consolidated net income by $240.3 million, or $13.32 per diluted share. The financial statement impact of CECL in any period will depend on Consumer Loan assignment volume and the percentage of Consumer Loans assigned to us as Purchased Loans, the size and composition of our Loan portfolio, the Loan portfolio’s credit quality and economic conditions.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$8.5	$8.5	$187.4	$187.4
Restricted cash and cash equivalents	382.7	382.7	330.3	330.3
Restricted securities available for sale	67.9	67.9	59.3	59.3
Loans receivable, net	6,749.8	7,248.6	6,685.2	6,777.2
Liabilities
Revolving secured line of credit	$160.5	$160.5	$—	$—
Secured financing	3,838.0	3,889.6	3,339.7	3,397.5
Senior notes	789.7	796.1	1,187.8	1,257.6
Mortgage note	10.9	10.9	11.3	11.3

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of June 30, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$8.5	$—	$—	$8.5
Restricted cash and cash equivalents (1)	382.7	—	—	382.7
Restricted securities available for sale (2)	54.3	13.6	—	67.9
Loans receivable, net (1)	—	—	7,248.6	7,248.6
Liabilities
Revolving secured line of credit (1)	$—	$160.5	$—	$160.5
Secured financing (1)	—	3,889.6	—	3,889.6
Senior notes (1)	796.1	—	—	796.1
Mortgage note (1)	—	10.9	—	10.9

(In millions)	As of December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$187.4	$—	$—	$187.4
Restricted cash and cash equivalents (1)	330.3	—	—	330.3
Restricted securities available for sale (2)	47.5	11.8	—	59.3
Loans receivable, net (1)	—	—	6,777.2	6,777.2
Liabilities
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (1)	—	3,397.5	—	3,397.5
Senior notes (1)	1,257.6	—	—	1,257.6
Mortgage note (1)	—	11.3	—	11.3

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$26.8	$1.2	$—	$28.0
U.S. Government and agency securities	25.4	0.9	—	26.3
Asset-backed securities	12.9	0.2	—	13.1
Mortgage-backed securities	0.5	—	—	0.5
Total restricted securities available for sale	$65.6	$2.3	$—	$67.9

(In millions)	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25.3	$0.5	$—	$25.8
U.S. Government and agency securities	21.3	0.4	—	21.7
Asset-backed securities	11.2	0.1	—	11.3
Mortgage-backed securities	0.5	—	—	0.5
Total restricted securities available for sale	$58.3	$1.0	$—	$59.3

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of June 30, 2020
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$0.6	$—	$—	$—	$0.6	$—
U.S. Government and agency securities	2.0	—	—	—	2.0	—
Asset-backed securities	0.5	—	—	—	0.5	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$3.1	$—	$—	$—	$3.1	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2019
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$1.4	$—	$—	$—	$1.4	$—
U.S. Government and agency securities	1.9	—	—	—	1.9	—
Asset-backed securities	1.9	—	—	—	1.9	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$5.2	$—	$—	$—	$5.2	$—
The cost and estimated fair values of debt securities by contractual maturity were as follows (securities with multiple maturity dates are classified in the period of final maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In millions)	As of
	June 30, 2020		December 31, 2019
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$6.2	$6.2	$5.7	$5.7
Over one year to five years	55.7	57.9	50.8	51.8
Over five years to ten years	3.5	3.6	1.5	1.5
Over ten years	0.2	0.2	0.3	0.3
Total restricted securities available for sale	$65.6	$67.9	$58.3	$59.3

6.           LOANS RECEIVABLE

Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of June 30, 2020
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,810.8	$4,285.1	$10,095.9
Allowance for credit losses	(1,623.6)	(1,722.5)	(3,346.1)
Loans receivable, net	$4,187.2	$2,562.6	$6,749.8

(In millions)	As of December 31, 2019
	Dealer Loans	Purchased Loans	Total
Loans receivable	$4,623.3	$2,597.9	$7,221.2
Allowance for credit losses	(428.0)	(108.0)	(536.0)
Loans receivable, net	$4,195.3	$2,489.9	$6,685.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended June 30, 2020
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,677.7	$4,181.3	$9,859.0	$(1,532.3)	$(1,708.2)	$(3,240.5)	$4,145.4	$2,473.1	$6,618.5
Finance charges	323.7	240.2	563.9	(91.0)	(94.7)	(185.7)	232.7	145.5	378.2
Provision for credit losses	—	—	—	(61.1)	(78.3)	(139.4)	(61.1)	(78.3)	(139.4)
New Consumer Loan assignments (2)	594.0	411.1	1,005.1	—	—	—	594.0	411.1	1,005.1
Collections (3)	(756.3)	(407.9)	(1,164.2)	—	—	—	(756.3)	(407.9)	(1,164.2)
Accelerated Dealer Holdback payments	11.5	—	11.5	—	—	—	11.5	—	11.5
Dealer Holdback payments	37.8	—	37.8	—	—	—	37.8	—	37.8
Transfers (4)	(29.0)	29.0	—	9.9	(9.9)	—	(19.1)	19.1	—
Write-offs	(51.2)	(169.0)	(220.2)	51.2	169.0	220.2	—	—	—
Recoveries (5)	0.3	0.4	0.7	(0.3)	(0.4)	(0.7)	—	—	—
Deferral of Loan origination costs	2.3	—	2.3	—	—	—	2.3	—	2.3
Balance, end of period	$5,810.8	$4,285.1	$10,095.9	$(1,623.6)	$(1,722.5)	$(3,346.1)	$4,187.2	$2,562.6	$6,749.8

	For the Three Months Ended June 30, 2019
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,347.5	$2,270.4	$6,617.9	$(383.1)	$(91.1)	$(474.2)	$3,964.4	$2,179.3	$6,143.7
Finance charges	222.6	118.9	341.5	—	—	—	222.6	118.9	341.5
Provision for credit losses	—	—	—	(14.5)	(0.9)	(15.4)	(14.5)	(0.9)	(15.4)
New Consumer Loan assignments (2)	608.8	346.4	955.2	—	—	—	608.8	346.4	955.2
Collections (3)	(744.9)	(350.0)	(1,094.9)	—	—	—	(744.9)	(350.0)	(1,094.9)
Accelerated Dealer Holdback payments	15.7	—	15.7	—	—	—	15.7	—	15.7
Dealer Holdback payments	36.0	—	36.0	—	—	—	36.0	—	36.0
Transfers (4)	(21.6)	21.6	—	3.3	(3.3)	—	(18.3)	18.3	—
Write-offs	(0.6)	(0.1)	(0.7)	0.6	0.1	0.7	—	—	—
Recoveries (5)	0.3	0.4	0.7	(0.3)	(0.4)	(0.7)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$4,466.0	$2,407.6	$6,873.6	$(394.0)	$(95.6)	$(489.6)	$4,072.0	$2,312.0	$6,384.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	For the Six Months Ended June 30, 2020
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,623.3	$2,597.9	$7,221.2	$(428.0)	$(108.0)	$(536.0)	$4,195.3	$2,489.9	$6,685.2
Adoption of CECL (1)	940.2	1,523.4	2,463.6	(940.2)	(1,523.4)	(2,463.6)	—	—	—
Finance charges	635.5	462.2	1,097.7	(174.7)	(182.9)	(357.6)	460.8	279.3	740.1
Provision for credit losses	—	—	—	(229.2)	(264.9)	(494.1)	(229.2)	(264.9)	(494.1)
New Consumer Loan assignments (2)	1,232.1	828.3	2,060.4	—	—	—	1,232.1	828.3	2,060.4
Collections (3)	(1,532.9)	(810.7)	(2,343.6)	—	—	—	(1,532.9)	(810.7)	(2,343.6)
Accelerated Dealer Holdback payments	22.9	—	22.9	—	—	—	22.9	—	22.9
Dealer Holdback payments	74.4	—	74.4	—	—	—	74.4	—	74.4
Transfers (4)	(60.3)	60.3	—	19.6	(19.6)	—	(40.7)	40.7	—
Write-offs	(129.5)	(377.0)	(506.5)	129.5	377.0	506.5	—	—	—
Recoveries (5)	0.6	0.7	1.3	(0.6)	(0.7)	(1.3)	—	—	—
Deferral of Loan origination costs	4.5	—	4.5	—	—	—	4.5	—	4.5
Balance, end of period	$5,810.8	$4,285.1	$10,095.9	$(1,623.6)	$(1,722.5)	$(3,346.1)	$4,187.2	$2,562.6	$6,749.8

	For the Six Months Ended June 30, 2019
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,141.0	$2,084.2	$6,225.2	$(378.1)	$(83.8)	$(461.9)	$3,762.9	$2,000.4	$5,763.3
Finance charges	436.1	227.3	663.4	—	—	—	436.1	227.3	663.4
Provision for credit losses	—	—	—	(26.1)	(3.8)	(29.9)	(26.1)	(3.8)	(29.9)
New Consumer Loan assignments (2)	1,327.8	732.8	2,060.6	—	—	—	1,327.8	732.8	2,060.6
Collections (3)	(1,491.9)	(684.5)	(2,176.4)	—	—	—	(1,491.9)	(684.5)	(2,176.4)
Accelerated Dealer Holdback payments	28.0	—	28.0	—	—	—	28.0	—	28.0
Dealer Holdback payments	70.6	—	70.6	—	—	—	70.6	—	70.6
Transfers (4)	(47.3)	47.3	—	7.5	(7.5)	—	(39.8)	39.8	—
Write-offs	(3.4)	(0.2)	(3.6)	3.4	0.2	3.6	—	—	—
Recoveries (5)	0.7	0.7	1.4	(0.7)	(0.7)	(1.4)	—	—	—
Deferral of Loan origination costs	4.4	—	4.4	—	—	—	4.4	—	4.4
Balance, end of period	$4,466.0	$2,407.6	$6,873.6	$(394.0)	$(95.6)	$(489.6)	$4,072.0	$2,312.0	$6,384.0

(1)Represents the gross-up of Loans receivable and allowance for credit losses on January 1, 2020 upon the adoption of CECL for the present value of the difference between contractual future net cash flows and expected future net cash flows discounted at the effective interest rate.
(2)The Dealer Loans amount represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program. The Purchased Loans amount represents one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.
(3)Represents repayments that we collected on Consumer Loans assigned under our programs.
(4)Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance and related allowance for credit losses balance to Purchased Loans in the period this forfeiture occurs.
(5)The Dealer Loans amount represents net cash flows received (collection less any related Dealer Holdback payments) on Dealer Loans that were previously written off in full. The Purchased Loans amount represents collections received on Purchased Loans that were previously written off in full.

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

(In millions)	For the Three Months Ended June 30, 2020
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$60.9	$93.3	$154.2
Forecast changes	0.2	(15.0)	(14.8)
Total	$61.1	$78.3	$139.4

(In millions)	For the Six Months Ended June 30, 2020
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$125.7	$186.4	$312.1
Forecast changes	103.5	78.5	182.0
Total	$229.2	$264.9	$494.1

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

(In millions)	For the Three Months Ended June 30, 2020
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$950.7	$924.0	$1,874.7
Expected net cash flows at the time of assignment (2)	840.5	581.4	1,421.9
Loans receivable at the time of assignment (3)	594.0	411.1	1,005.1

Provision for credit losses expense at the time of assignment	$(60.9)	$(93.3)	$(154.2)
Expected future finance charges at the time of assignment (4)	307.4	263.6	571.0
Expected net Loan income at the time of assignment (5)	$246.5	$170.3	$416.8

(In millions)	For the Three Months Ended June 30, 2019
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$955.6	$753.3	$1,708.9
Expected net cash flows at the time of assignment (2)	853.4	490.5	1,343.9
Loans receivable at the time of assignment (3)	608.8	346.4	955.2

Provision for credit losses expense at the time of assignment	$—	$—	$—
Expected future finance charges at the time of assignment (4)	244.6	144.1	388.7
Expected net Loan income at the time of assignment (5)	$244.6	$144.1	$388.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Six Months Ended June 30, 2020
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,964.2	$1,835.6	$3,799.8
Expected net cash flows at the time of assignment (2)	1,738.1	1,158.2	2,896.3
Loans receivable at the time of assignment (3)	1,232.1	828.3	2,060.4

Provision for credit losses expense at the time of assignment	$(125.7)	$(186.4)	$(312.1)
Expected future finance charges at the time of assignment (4)	631.7	516.3	1,148.0
Expected net Loan income at the time of assignment (5)	$506.0	$329.9	$835.9

(In millions)	For the Six Months Ended June 30, 2019
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,087.1	$1,603.6	$3,690.7
Expected net cash flows at the time of assignment (2)	1,863.7	1,036.9	2,900.6
Loans receivable at the time of assignment (3)	1,327.8	732.8	2,060.6

Provision for credit losses expense at the time of assignment	$—	$—	$—
Expected future finance charges at the time of assignment (4)	535.9	304.1	840.0
Expected net Loan income at the time of assignment (5)	$535.9	$304.1	$840.0

(1)The Dealer Loans amount represents repayments that we were contractually owed at the time of assignment on Consumer Loans assigned under our Portfolio Program, less the related Dealer Holdback payments that we would be required to make if we collected all of the contractual repayments. The Purchased Loans amount represents repayments that we were contractually owed at the time of assignment on Consumer Loans assigned under our Purchase Program.
(2)The Dealer Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under our Portfolio Program, less the related Dealer Holdback payments that we expected to make. The Purchased Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under our Purchase Program.
(3)The Dealer Loans amount represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program. The Purchased Loans amount represents one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program. The Loan amounts also represent the fair value at the time of assignment.
(4)Represents revenue that is expected to be recognized on a level-yield basis over the lives of the Loans.
(5)Represents the amount that expected net cash flows at the time of assignment (2) exceed Loans receivable at the time of assignment (3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended June 30, 2020
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,638.8	$3,505.1	$9,143.9
New Consumer Loan assignments (1)	840.5	581.4	1,421.9
Realized net cash flows (2)	(707.0)	(407.9)	(1,114.9)
Forecast changes	(0.1)	24.5	24.4
Transfers (3)	(27.0)	28.5	1.5
Balance, end of period	$5,745.2	$3,731.6	$9,476.8

(In millions)	For the Three Months Ended June 30, 2019
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,325.6	$3,044.3	$8,369.9
New Consumer Loan assignments (1)	853.4	490.5	1,343.9
Realized net cash flows (2)	(693.2)	(350.0)	(1,043.2)
Forecast changes	3.4	9.6	13.0
Transfers (3)	(26.8)	29.5	2.7
Balance, end of period	$5,462.4	$3,223.9	$8,686.3

(In millions)	For the Six Months Ended June 30, 2020
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,577.0	$3,428.2	$9,005.2
New Consumer Loan assignments (1)	1,738.1	1,158.2	2,896.3
Realized net cash flows (2)	(1,435.6)	(810.7)	(2,246.3)
Forecast changes	(76.0)	(106.1)	(182.1)
Transfers (3)	(58.3)	62.0	3.7
Balance, end of period	$5,745.2	$3,731.6	$9,476.8

(In millions)	For the Six Months Ended June 30, 2019
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,045.9	$2,782.9	$7,828.8
New Consumer Loan assignments (1)	1,863.7	1,036.9	2,900.6
Realized net cash flows (2)	(1,393.3)	(684.5)	(2,077.8)
Forecast changes	3.9	25.8	29.7
Transfers (3)	(57.8)	62.8	5.0
Balance, end of period	$5,462.4	$3,223.9	$8,686.3

(1)The Dealer Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under our Portfolio Program, less the related Dealer Holdback payments that we expected to make. The Purchased Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under our Purchase Program.
(2)The Dealer Loans amount represents repayments that we collected on Consumer Loans assigned under our Portfolio Program, less the Dealer Holdback and Accelerated Dealer Holdback payments that we made. Purchased Loans amount represents repayments that we collected on Consumer Loans assigned under our Purchase Program.
(3)Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance, related allowance for credit losses balance and related expected future net cash flows to Purchased Loans in the period this forfeiture occurs.

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our prior forecasted collection rates and our initial expectations. For additional information regarding credit quality, see Note 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table compares our forecast of Consumer Loan collection rates as of June 30, 2020 with the forecasts as of March 31, 2020, as of December 31, 2019 and at the time of assignment, segmented by year of assignment:

	Total Loans as of June 30, 2020
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2020	March 31, 2020	December 31, 2019	Initial Forecast	March 31, 2020	December 31, 2019	Initial Forecast
2011	74.8%	74.8%	74.8%	72.5%	0.0%	0.0%	2.3%
2012	73.8%	73.8%	73.9%	71.4%	0.0%	-0.1%	2.4%
2013	73.5%	73.4%	73.5%	72.0%	0.1%	0.0%	1.5%
2014	71.7%	71.7%	71.7%	71.8%	0.0%	0.0%	-0.1%
2015	65.2%	65.3%	65.4%	67.7%	-0.1%	-0.2%	-2.5%
2016	63.6%	63.6%	64.1%	65.4%	0.0%	-0.5%	-1.8%
2017	63.8%	63.8%	64.8%	64.0%	0.0%	-1.0%	-0.2%
2018	63.5%	63.6%	65.1%	63.6%	-0.1%	-1.6%	-0.1%
2019	63.4%	63.0%	64.6%	64.0%	0.4%	-1.2%	-0.6%
2020	62.2%	61.3%	—	62.4%	0.9%	—	-0.2%

	Dealer Loans as of June 30, 2020
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2020	March 31, 2020	December 31, 2019	Initial Forecast	March 31, 2020	December 31, 2019	Initial Forecast
2011	74.7%	74.6%	74.6%	72.4%	0.1%	0.1%	2.3%
2012	73.7%	73.6%	73.7%	71.3%	0.1%	0.0%	2.4%
2013	73.4%	73.4%	73.4%	72.1%	0.0%	0.0%	1.3%
2014	71.6%	71.6%	71.6%	71.9%	0.0%	0.0%	-0.3%
2015	64.6%	64.6%	64.8%	67.5%	0.0%	-0.2%	-2.9%
2016	62.8%	62.8%	63.2%	65.1%	0.0%	-0.4%	-2.3%
2017	63.2%	63.2%	64.2%	63.8%	0.0%	-1.0%	-0.6%
2018	63.0%	63.1%	64.7%	63.6%	-0.1%	-1.7%	-0.6%
2019	63.0%	62.6%	64.4%	63.9%	0.4%	-1.4%	-0.9%
2020	61.9%	61.2%	—	62.3%	0.7%	—	-0.4%

	Purchased Loans as of June 30, 2020
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2020	March 31, 2020	December 31, 2019	Initial Forecast	March 31, 2020	December 31, 2019	Initial Forecast
2011	76.4%	76.3%	76.4%	72.7%	0.1%	0.0%	3.7%
2012	75.9%	75.9%	75.9%	71.4%	0.0%	0.0%	4.5%
2013	74.3%	74.3%	74.4%	71.6%	0.0%	-0.1%	2.7%
2014	72.5%	72.5%	72.5%	70.9%	0.0%	0.0%	1.6%
2015	68.9%	69.0%	69.3%	68.5%	-0.1%	-0.4%	0.4%
2016	65.9%	66.0%	66.6%	66.5%	-0.1%	-0.7%	-0.6%
2017	65.3%	65.4%	66.3%	64.6%	-0.1%	-1.0%	0.7%
2018	64.6%	64.6%	66.0%	63.5%	0.0%	-1.4%	1.1%
2019	64.1%	63.6%	65.1%	64.2%	0.5%	-1.0%	-0.1%
2020	62.6%	61.6%	—	62.6%	1.0%	—	0.0%

(1)Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment. Contractual repayments include both principal and interest. Forecasted collection rates are negatively impacted by canceled Consumer Loans as the contractual amount owed is not removed from the denominator for purposes of computing forecasted collection rates in the table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments segmented by year of assignment:

(In millions)	Total Loans as of June 30, 2020 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$17.4	$6.0	$34.0	$122.2	$179.6
2016	144.8	49.9	168.7	26.2	389.6
2017	500.5	163.4	306.5	3.1	973.5
2018	1,350.0	445.5	505.7	0.3	2,301.5
2019	2,698.9	807.8	418.7	—	3,925.4
2020	2,073.0	237.5	15.8	—	2,326.3
	$6,784.6	$1,710.1	$1,449.4	$151.8	$10,095.9

(In millions)	Dealer Loans as of June 30, 2020 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$8.8	$3.1	$19.4	$96.1	$127.4
2016	70.9	23.8	88.4	19.8	202.9
2017	278.7	87.3	163.9	2.2	532.1
2018	759.8	246.4	271.2	0.2	1,277.6
2019	1,486.0	437.5	220.8	—	2,144.3
2020	1,363.7	152.5	10.3	—	1,526.5
	$3,967.9	$950.6	$774.0	$118.3	$5,810.8

(In millions)	Purchased Loans as of June 30, 2020 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$8.6	$2.9	$14.6	$26.1	$52.2
2016	73.9	26.1	80.3	6.4	186.7
2017	221.8	76.1	142.6	0.9	441.4
2018	590.2	199.1	234.5	0.1	1,023.9
2019	1,212.9	370.3	197.9	—	1,781.1
2020	709.3	85.0	5.5	—	799.8
	$2,816.7	$759.5	$675.4	$33.5	$4,285.1

(1)As Consumer Loans are aggregated by Dealer for purposes of recognizing revenue and evaluating impairment, the Dealer Loan amount was estimated by allocating the balance of each Dealer Loan to the underlying Consumer Loans based on the forecasted future collections of each Consumer Loan.
(2)As certain Consumer Loans are aggregated by Dealer or month of purchase for purposes of recognizing revenue and evaluating impairment, the Purchased Loan amount was estimated by allocating the balance of certain Purchased Loans to the underlying Consumer Loans based on the forecasted future collections of each Consumer Loan.
(3)Represents the Loan balance attributable to Consumer Loans outstanding within their initial loan terms.
(4)Represents the Loan balance attributable to Consumer Loans outstanding beyond their initial loan terms.
(5)We consider a Consumer Loan to be current for purposes of forecasting expected collection rates if contractual repayments are less than 11 days past due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
COVID-19 continues to spread rapidly across the United States. In an effort to slow the spread of the virus, authorities continue to implement various measures, including travel bans, stay-at-home orders and shutdowns of non-essential businesses. These measures have caused a significant decline in economic activity and a dramatic increase in the number of individuals who are no longer employed. Starting in mid-March, we experienced a substantial reduction in demand for our product and a significant decline in cash flows from our Loan portfolio that lasted through mid-April, after which collections and new loan volumes improved significantly. As the virus is not yet contained, the ultimate impact of the pandemic on our business is not yet known. The impact will depend on future developments, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, the continuation of federal stimulus measures and unemployment benefits, and the duration, timing and severity of the impact on consumer behavior and economic activity.

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in forecasted net cash flows are recorded as a provision for credit losses in the current period. While the adjustment to our forecast, which we continued to apply throughout the second quarter of 2020, represents our best estimate at this time, the COVID-19 pandemic has created conditions that do not allow us to forecast future cash flows from our Loan portfolio with confidence.

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

(1)The Dealer Loans amount represents the net cash flows expected at the time of assignment on Consumer Loans assigned under our Portfolio Program, less the related advances paid to Dealers. The Purchased Loans amount represents the net cash flows expected at the time of assignment on Consumer Loans assigned under our Purchase Program, less the related one-time payments made to Dealers.
(2)Represents finance charges excluding the amortization of deferred direct origination costs for Dealer Loans.
(3)Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance, the related allowance for credit losses balance and related expected future net cash flows to Purchased Loans in the period this forfeiture occurs.

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

(In millions)	As of December 31, 2019
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,591.3	$2,006.9	$3,598.2	$3,032.0	$591.0	$3,623.0
Allowance for credit losses	—	—	—	(428.0)	(108.0)	(536.0)
Loans receivable, net	$1,591.3	$2,006.9	$3,598.2	$2,604.0	$483.0	$3,087.0

7. REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net assumed written premiums	$17.3	$11.9	$34.6	$27.7
Net premiums earned	14.2	13.1	27.1	25.3
Provision for claims	9.3	8.3	18.1	14.9
Amortization of capitalized acquisition costs	0.2	0.4	0.6	0.7

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	June 30, 2020	December 31, 2019
Trust assets	Restricted cash and cash equivalents	$0.8	$0.9
Trust assets	Restricted securities available for sale	67.9	59.3
Unearned premium	Accounts payable and accrued liabilities	51.6	44.1
Claims reserve (1)	Accounts payable and accrued liabilities	2.3	1.8

(1) The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
8. OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Ancillary product profit sharing	$10.0	$8.1	$18.2	$18.5
Remarketing fees	1.8	3.1	4.6	6.5
Interest	0.5	2.4	2.2	4.7
Dealer enrollment fees	0.9	1.1	1.8	2.1
Dealer support products and services	0.5	0.7	1.0	1.4
GPS-SID fees	—	0.5	—	1.9
Other	0.2	0.1	0.4	0.6
Total	$13.9	$16.0	$28.2	$35.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended June 30, 2020
	Ancillary product profit sharing	Remarketing fees	Interest	Dealer enrollment fees	Dealer support products and services	Other	Total Other Income
Source of income
Third Party Providers	$10.0	$—	$0.5	$—	$—	$0.2	$10.7
Dealers	—	1.8	—	0.9	0.5	—	3.2
Total	$10.0	$1.8	$0.5	$0.9	$0.5	$0.2	$13.9

Timing of revenue recognition
Over time	$10.0	$—	$0.5	$0.9	$—	$—	$11.4
At a point in time	—	1.8	—	—	0.5	0.2	2.5
Total	$10.0	$1.8	$0.5	$0.9	$0.5	$0.2	$13.9

(In millions)	For the Six Months Ended June 30, 2020
	Ancillary product profit sharing	Remarketing fees	Interest	Dealer enrollment fees	Dealer support products and services	Other	Total Other Income
Source of income
Third Party Providers	$18.2	$—	$2.2	$—	$—	$0.4	$20.8
Dealers	—	4.6	—	1.8	1.0	—	7.4
Total	$18.2	$4.6	$2.2	$1.8	$1.0	$0.4	$28.2

Timing of revenue recognition
Over time	$18.2	$—	$2.2	$1.8	$—	$—	$22.2
At a point in time	—	4.6	—	—	1.0	0.4	6.0
Total	$18.2	$4.6	$2.2	$1.8	$1.0	$0.4	$28.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
9.           DEBT

Debt consists of the following:

(In millions)	As of June 30, 2020
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$160.5	$—	$—	$160.5
Secured financing (2)	3,852.5	(14.5)	—	3,838.0
Senior notes	800.0	(10.3)	—	789.7
Mortgage note	10.9	—	—	10.9
Total debt	$4,823.9	$(24.8)	$—	$4,799.1

(In millions)	As of December 31, 2019
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (2)	3,355.6	(15.9)	—	3,339.7
Senior notes	1,201.8	(13.2)	(0.8)	1,187.8
Mortgage note	11.3	—	—	11.3
Total debt	$4,568.7	$(29.1)	$(0.8)	$4,538.8

(1)Excludes deferred debt issuance costs of $2.5 million and $3.2 million as of June 30, 2020 and December 31, 2019, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of June 30, 2020 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of June 30, 2020
Revolving Secured Line of Credit	n/a	06/22/2022		$340.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	07/12/2022	(2)	400.0	LIBOR plus 175 basis points (3)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	07/26/2022	(2)	300.0	LIBOR plus 200 basis points (3)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	08/17/2021	(4)	100.0	LIBOR plus 190 basis points (3)
Warehouse Facility VI (1)	CAC Warehouse Funding LLC VI	09/30/2022	(2)	75.0	LIBOR plus 200 basis points
Warehouse Facility VII (1)	CAC Warehouse Funding LLC VII	12/16/2021	(5)	150.0	Commercial paper rate plus 200 basis points (3)
Warehouse Facility VIII (1)	CAC Warehouse Funding LLC VIII	07/26/2022	(2)	200.0	LIBOR plus 190 basis points (3)
Term ABS 2017-2 (1)	Credit Acceptance Funding LLC 2017-2	06/17/2019	(2)	450.0	Fixed rate
Term ABS 2017-3 (1)	Credit Acceptance Funding LLC 2017-3	10/15/2019	(2)	350.0	Fixed rate
Term ABS 2018-1 (1)	Credit Acceptance Funding LLC 2018-1	02/17/2020	(2)	500.0	Fixed rate
Term ABS 2018-2 (1)	Credit Acceptance Funding LLC 2018-2	05/15/2020	(2)	450.0	Fixed rate
Term ABS 2018-3 (1)	Credit Acceptance Funding LLC 2018-3	08/17/2020	(2)	398.3	Fixed rate
Term ABS 2019-1 (1)	Credit Acceptance Funding LLC 2019-1	02/15/2021	(2)	402.5	Fixed rate
Term ABS 2019-2 (1)	Credit Acceptance Funding LLC 2019-2	08/15/2022	(6)	500.0	Fixed rate
Term ABS 2019-3 (1)	Credit Acceptance Funding LLC 2019-3	11/15/2021	(2)	351.7	Fixed rate
Term ABS 2020-1 (1)	Credit Acceptance Funding LLC 2020-1	02/15/2022	(2)	500.0	Fixed rate
2024 Senior Notes	n/a	12/31/2024		400.0	Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0	Fixed rate
Mortgage Note (1)	Chapter 4 Properties, LLC	08/06/2023		12.0	LIBOR plus 150 basis points

(1)Financing made available only to a specified subsidiary of the Company.
(2)Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.
(3)Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(4)Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on August 17, 2023 will be due on that date.
(5)Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on December 16, 2023 will be due on that date.
(6)Represents the revolving maturity date. The Company has the option to redeem and retire the indebtedness after the revolving maturity date. If we do not elect this option, the outstanding balance will amortize based on the cash flows of the pledged assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revolving Secured Line of Credit
Maximum outstanding principal balance	$296.6	$282.9	$296.6	$282.9
Average outstanding principal balance	148.8	81.0	117.0	84.7
Warehouse Facility II
Maximum outstanding principal balance	201.0	201.0	201.0	201.0
Average outstanding principal balance	201.0	88.4	110.7	90.7
Warehouse Facility IV
Maximum outstanding principal balance	—	—	—	100.0
Average outstanding principal balance	—	—	—	2.2
Warehouse Facility V
Maximum outstanding principal balance	75.0	—	75.0	—
Average outstanding principal balance	50.5	—	29.4	—
Warehouse Facility VI
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility VII
Maximum outstanding principal balance	125.0	25.0	125.0	101.5
Average outstanding principal balance	100.5	1.9	61.1	2.1
Warehouse Facility VIII
Maximum outstanding principal balance	149.0	—	149.0	—
Average outstanding principal balance	69.9	—	38.7	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2020	December 31, 2019
Revolving Secured Line of Credit
Principal balance outstanding	$160.5	$—
Amount available for borrowing (1)	179.5	340.0
Interest rate	2.04%	—%
Warehouse Facility II
Principal balance outstanding	$201.0	$—
Amount available for borrowing (1)	199.0	400.0
Loans pledged as collateral	252.4	—
Restricted cash and cash equivalents pledged as collateral	4.9	1.0
Interest rate	1.92%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$75.0	$—
Amount available for borrowing (1)	25.0	100.0
Loans pledged as collateral	90.4	—
Restricted cash and cash equivalents pledged as collateral	3.0	1.0
Interest rate	2.07%	—%
Warehouse Facility VI
Principal balance outstanding	$50.0	$—
Amount available for borrowing (1)	25.0	75.0
Loans pledged as collateral	62.8	—
Restricted cash and cash equivalents pledged as collateral	2.5	—
Interest rate	2.17%	—%
Warehouse Facility VII
Principal balance outstanding	$125.0	$—
Amount available for borrowing (1)	25.0	150.0
Loans pledged as collateral	147.8	—
Restricted cash and cash equivalents pledged as collateral	4.0	1.0
Interest rate	2.76%	—%
Warehouse Facility VIII
Principal balance outstanding	$149.0	$—
Amount available for borrowing (1)	51.0	200.0
Loans pledged as collateral	184.1	—
Restricted cash and cash equivalents pledged as collateral	4.6	—
Interest rate	2.08%	—%
Term ABS 2016-3
Principal balance outstanding	$—	$51.8
Loans pledged as collateral	—	219.5
Restricted cash and cash equivalents pledged as collateral	—	23.5
Interest rate	—%	3.60%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2017-1
Principal balance outstanding	$—	$120.9
Loans pledged as collateral	—	292.8
Restricted cash and cash equivalents pledged as collateral	—	26.1
Interest rate	—%	3.19%
Term ABS 2017-2
Principal balance outstanding	$134.5	$277.2
Loans pledged as collateral	308.2	426.7
Restricted cash and cash equivalents pledged as collateral	34.3	35.1
Interest rate	3.13%	2.83%
Term ABS 2017-3
Principal balance outstanding	$177.2	$303.2
Loans pledged as collateral	287.7	393.0
Restricted cash and cash equivalents pledged as collateral	29.2	29.3
Interest rate	3.10%	2.91%
Term ABS 2018-1
Principal balance outstanding	$368.4	$500.0
Loans pledged as collateral	504.4	609.5
Restricted cash and cash equivalents pledged as collateral	46.0	43.8
Interest rate	3.33%	3.24%
Term ABS 2018-2
Principal balance outstanding	$419.9	$450.0
Loans pledged as collateral	511.1	550.4
Restricted cash and cash equivalents pledged as collateral	43.2	37.6
Interest rate	3.70%	3.68%
Term ABS 2018-3
Principal balance outstanding	$398.3	$398.3
Loans pledged as collateral	471.1	487.7
Restricted cash and cash equivalents pledged as collateral	38.7	32.3
Interest rate	3.72%	3.72%
Term ABS 2019-1
Principal balance outstanding	$402.5	$402.5
Loans pledged as collateral	478.3	490.2
Restricted cash and cash equivalents pledged as collateral	37.5	31.9
Interest rate	3.53%	3.53%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	597.4	628.5
Restricted cash and cash equivalents pledged as collateral	44.4	38.6
Interest rate	3.13%	3.13%
Term ABS 2019-3
Principal balance outstanding	$351.7	$351.7
Loans pledged as collateral	477.0	428.6
Restricted cash and cash equivalents pledged as collateral	35.0	27.2
Interest rate	2.56%	2.56%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2020-1
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	829.7	—
Restricted cash and cash equivalents pledged as collateral	53.6	—
Interest rate	2.18%	—%
2021 Senior Notes
Principal balance outstanding	$—	$151.8
Interest rate	—%	6.125%
2023 Senior Notes
Principal balance outstanding	$—	$250.0
Interest rate	—%	7.375%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
Mortgage Note
Principal balance outstanding	$10.9	$11.3
Interest rate	1.67%	3.21%
(1)Availability may be limited by the amount of assets pledged as collateral.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term ABS 2019-2, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2019-2 transaction pledged the Loans to a lender. The Term ABS 2017-2, 2017-3, 2018-1, 2018-2, 2018-3, 2019-1, 2019-3 and 2020-1 transactions each consist of three classes of notes.

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

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2017-2	June 29, 2017	$563.2	Through June 17, 2019
Term ABS 2017-3	October 26, 2017	437.6	Through October 15, 2019
Term ABS 2018-1	February 22, 2018	625.1	Through February 17, 2020
Term ABS 2018-2	May 24, 2018	562.6	Through May 15, 2020
Term ABS 2018-3	August 23, 2018	500.1	Through August 17, 2020
Term ABS 2019-1	February 21, 2019	503.1	Through February 15, 2021
Term ABS 2019-2	August 28, 2019	625.1	Through August 15, 2022
Term ABS 2019-3	November 21, 2019	439.6	Through November 15, 2021
Term ABS 2020-1	February 20, 2020	625.1	Through February 15, 2022

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

Debt Covenants

As of June 30, 2020, we were in compliance with our covenants under the revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income, as defined in the agreements, of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the contributed assets.

On June 25, 2020, June 26, 2020, and June 30, 2020, we amended our agreements for Warehouse Facility II, Warehouse Facility VII, and our revolving secured line of credit facility, respectively, to modify the basis for calculating our compliance with the minimum net income and fixed charge coverage covenants for periods ending on or prior to December 31, 2020 from our current method of accounting to the basis of accounting that was used prior to January 1, 2020.

Our Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of June 30, 2020, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of June 30, 2020 and December 31, 2019:

(Dollars in millions)
As of June 30, 2020
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

300.0	Warehouse Facility IV	Cap Floating Rate	05/2017	04/2021	83.3	6.50%
		Cap Floating Rate	05/2018	04/2021	125.0	6.50%
		Cap Floating Rate	07/2019	07/2023	91.7	6.50%
					300.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%

150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	106.3	5.50%
		Cap Floating Rate	01/2020	12/2023	43.7	5.50%
					150.0

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%

(Dollars in millions)
As of December 31, 2019
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

300.0	Warehouse Facility IV	Cap Floating Rate	05/2017	04/2021	100.0	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
		Cap Floating Rate	07/2019	07/2023	50.0	6.50%
					300.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	143.8	5.50%
200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%

(1)Rate excludes the spread over the LIBOR or commercial paper rate.

The interest rate caps have not been designated as hedging instruments. As of June 30, 2020 and December 31, 2019, the interest rate caps had a fair value of $0.1 million, as the capped rates were significantly above market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes	3.2%	2.6%	6.7%	2.9%
Excess tax benefits from stock-based compensation plans	—%	—%	-17.6%	-1.9%
Other	0.4%	—%	5.8%	—%
Effective income tax rate	24.6%	23.6%	15.9%	22.0%

State income taxes

State income taxes include non-deductible expenses related to uncertain tax positions. The impact of these non-deductible expenses on our effective income tax rate increased in magnitude from 2019 to 2020 primarily due to a decrease in pre-tax income.

Excess tax benefits from stock-based compensation plans

During the first quarter of each year, we receive a tax benefit upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount by which this tax benefit exceeds the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit. Excess tax benefits are recognized in provision for income taxes and reduce our effective income tax rate. The impact of excess tax benefits on our effective income tax rate increased in magnitude from 2019 to 2020  primarily due to a decrease in pre-tax income, partially offset by a decrease in the number of restricted stock units that were converted to common stock due to the timing of long-term stock award grants.

Other

Other items impacting our effective income tax rate primarily consist of non-deductible executive compensation expenses. The impact of other items on our effective income tax rate increased in magnitude from 2019 to 2020 primarily due to a decrease in pre-tax income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares outstanding:
Common shares	17,526,660	18,659,113	17,705,097	18,664,387
Vested restricted stock units	318,125	285,559	310,028	285,515
Basic number of weighted average shares outstanding	17,844,785	18,944,672	18,015,125	18,949,902
Dilutive effect of restricted stock and restricted stock units	2,265	5,290	20,042	26,387
Dilutive number of weighted average shares outstanding	17,847,050	18,949,962	18,035,167	18,976,289

For the three and six months ended June 30, 2020, there were 5,285 shares of restricted stock and restricted stock units that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2019, there were no shares of restricted stock or restricted stock units that would have been anti-dilutive.

13.         STOCK REPURCHASES

There were no stock repurchases for the three months ended June 30, 2020 and 2019. The following table summarizes our stock repurchases for the six months ended June 30, 2020 and 2019:

(Dollars in millions)	For the Six Months Ended June 30,
	2020		2019
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	710,157	$300.6	225,915	$91.0
Other (2)	15,063	6.5	42,696	18.2
Total	725,220	$307.1	268,611	$109.2
(1)  Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On March 5, 2020, the board of directors authorized the repurchase of up to three million shares of our common stock in addition to the board’s prior authorizations. As of June 30, 2020, we had authorization to repurchase 3,059,556 shares of our common stock.
(2)  Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock	$0.5	$0.7	$1.1	$1.5
Restricted stock units	0.9	0.8	2.1	2.2
Total	$1.4	$1.5	$3.2	$3.7

A summary of the non-vested restricted stock activity is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2019	137,503	$125.04
Vested	(14,633)	182.61
Forfeited	(60)	318.34
Non-vested as of June 30, 2020	122,810	$118.09

A summary of the restricted stock unit activity is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2019	428,831	$132.99
Granted	5,870	436.89
Converted	(21,971)	105.97
Forfeited	(85)	434.60
Outstanding as of June 30, 2020	412,645	$138.68

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

On April 22, 2019, we received a civil investigative demand from the Bureau of Consumer Financial Protection (the “Bureau”) seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs and credit reporting. On May 7, 2020 we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. The Company raised various objections to the May 7, 2020 civil investigative demand, and on May 26, 2020, we were notified that it was withdrawn. On June 1, 2020, we received another civil investigative demand that was similar to the May 7, 2020 demand, and which raised many of the same objections. We have formally petitioned the Bureau to modify the June 1, 2020 civil investigative demand and continue to cooperate with the investigation, but cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.
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

On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On November 20, 2017 we received a second civil investigation demand from the Office of the Attorney General seeking updated information on its original civil investigation demand, additional information related to the Company's origination and collection of Consumer Loans, and information regarding securitization activities. In connection with this inquiry, we were informed by representatives of the Office of the Attorney General that it believes that the Company may have engaged in unfair and deceptive acts or practices related to the origination and collection of auto loans, which may have caused some of the Company’s representations and warranties contained in securitization documents to be inaccurate.  The investigation relating to the origination, collection and securitization of non-prime auto loans and securities transactions by the Office of the Attorney General remains ongoing. On July 22, 2020, we received a third civil investigative demand from the Office of the Attorney General seeking updates on previously produced data and additional information related to the Company's origination of Consumer Loans. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity and results of operations.

16.        SUBSEQUENT EVENTS

On July 23, 2020, we completed a $481.8 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 2.0% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

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

For the three months ended June 30, 2020, consolidated net income was $96.4 million, or $5.40 per diluted share, compared to consolidated net income of $164.4 million, or $8.68 per diluted share, for the same period in 2019. For the six months ended June 30, 2020, consolidated net income was $12.6 million, or $0.70 per diluted share, compared to consolidated net income of $328.8 million, or $17.33 per diluted share, for the same period in 2019.

COVID-19 continues to spread rapidly across the United States. In an effort to slow the spread of the virus, authorities continue to implement various measures, including travel bans, stay-at-home orders and shutdowns of non-essential businesses. These measures have caused a significant decline in economic activity and a dramatic increase in the number of individuals who are no longer employed. As detailed below, starting in mid-March, we experienced a substantial reduction in demand for our product and a significant decline in cash flows from our Loan portfolio that lasted through mid-April, after which collections and new loan volumes improved significantly. As the virus is not yet contained, the ultimate impact of the pandemic on our business is not yet known. The impact will depend on future developments, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, the continuation of federal stimulus measures and unemployment benefits, and the duration, timing and severity of the impact on consumer behavior and economic activity.

Results for the three and six months ended June 30, 2020 include provisions for credit losses of $139.4 million and $494.1 million, respectively, reflecting the adoption of CECL on January 1, 2020 and the impact of changes in forecasted future cash flows from our Loan portfolio. Under CECL, we are required to record a provision for credit losses for every new loan at the time that loan is originated equal to the difference between the amount we paid to acquire the loan and the present value of forecasted net cash flows using an effective interest rate prescribed under CECL. The effective interest rate under CECL is calculated assuming 100% of the contractually scheduled payments of each loan is received. Since we do not expect to receive this amount, the effective rate under CECL is higher than the rate we expect to earn. Using the higher effective rate prescribed by CECL to record the loan results in a value for each loan that is less than the amount we paid to acquire the loan. This difference is recorded as an allowance for credit losses along with a corresponding provision for credit losses. For the three and six months ended June 30, 2020, we recorded provision for credit losses of $154.2 million and $312.1 million, respectively, related to new Consumer Loan assignments. Over the life of the loan, we expect to record an amount equivalent to this provision for credit losses as finance charge revenue, which will be recognized using the same effective interest rate used to record the loan.

The remaining reversal of provision for credit losses of $14.8 million and provision for credit losses of $182.0 million for the three and six months ended June 30, 2020, respectively, reflect changes in our estimate of future net cash flows from our Loan portfolio discussed below. Under CECL, the net present value of the change in our net cash flow forecast is recorded as a provision for credit losses or reversal of provision for credit losses.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of June 30, 2020 with the forecasts as of March 31, 2020, as of December 31, 2019 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2020	March 31, 2020	December 31, 2019	Initial Forecast	March 31, 2020	December 31, 2019	Initial Forecast
2011	74.8%	74.8%	74.8%	72.5%	0.0%	0.0%	2.3%
2012	73.8%	73.8%	73.9%	71.4%	0.0%	-0.1%	2.4%
2013	73.5%	73.4%	73.5%	72.0%	0.1%	0.0%	1.5%
2014	71.7%	71.7%	71.7%	71.8%	0.0%	0.0%	-0.1%
2015	65.2%	65.3%	65.4%	67.7%	-0.1%	-0.2%	-2.5%
2016	63.6%	63.6%	64.1%	65.4%	0.0%	-0.5%	-1.8%
2017	63.8%	63.8%	64.8%	64.0%	0.0%	-1.0%	-0.2%
2018	63.5%	63.6%	65.1%	63.6%	-0.1%	-1.6%	-0.1%
2019	63.4%	63.0%	64.6%	64.0%	0.4%	-1.2%	-0.6%
2020 (2)	62.2%	61.3%	—	62.4%	0.9%	—	-0.2%
(1)Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment.  Contractual repayments include both principal and interest. Forecasted collection rates are negatively impacted by canceled Consumer Loans as the contractual amount owed is not removed from the denominator for purposes of computing forecasted collection rates in the table.
(2)The forecasted collection rate for 2020 Consumer Loans as of June 30, 2020 includes both Consumer Loans that were in our portfolio as of March 31, 2020 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2020 Consumer Loan Assignment Period	June 30, 2020	March 31, 2020	Initial Forecast	March 31, 2020	Initial Forecast
January 1, 2020 through March 31, 2020	62.1%	61.3%	62.5%	0.8%	-0.4%
April 1, 2020 through June 30, 2020	62.3%	—	62.3%	—	—%

Consumer Loans assigned in 2011 through 2013 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates. For the three months ended June 30, 2020, forecasted collection rates improved for Consumer Loans assigned in 2019 and 2020 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the six months ended June 30, 2020, forecasted collection rates declined for Consumer Loans assigned in 2015 through 2020 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three and six months ended June 30, 2020 and 2019 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Increase (Decrease) in Forecasted Net Cash Flows	2020	2019	2020	2019
Dealer Loans	$(0.1)	$3.4	$(76.0)	$3.9
Purchased Loans	24.5	9.6	(106.1)	25.8
Total	$24.4	$13.0	$(182.1)	$29.7

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in forecasted net cash flows are recorded as a provision for credit losses in the current period. While the adjustment to our forecast, which we continued to apply throughout the second quarter of 2020, represents our best estimate at this time, the COVID-19 pandemic has created conditions that do not allow us to forecast future cash flows from our Loan portfolio with confidence.

The following table summarizes changes in realized collections in each of the last seven months as compared to the same period in the previous year:

	Year over Year Percent Change
Month Ended	Front End Collections (1)	Total Collections
January 31, 2020	15.9%	20.0%
February 29, 2020	13.4%	13.2%
March 31, 2020	-1.3%	-3.1%
April 30, 2020	7.7%	-1.1%
May 31, 2020	9.1%	5.4%
June 30, 2020	17.5%	15.7%
July 28, 2020 Month-to-Date	18.9%	15.5%
(1)Represents collections realized on Consumer Loans that are either current or in the early stages of delinquency.

Starting in mid-March, we experienced a reduction in realized collections at the same time government authorities began to implement restrictions that limited economic activity. The reduction in Front End Collections reflects a lower volume of payments from customers while the reduction in Total Collections also includes lower realized collections from repossessions, which were temporarily suspended as the COVID-19 crisis began to unfold. Starting in mid-April and continuing into July, Front End Collections improved as federal stimulus and unemployment benefit payments were being distributed.

When comparing year over year changes in collections on a monthly basis, variations in the calendar can have a meaningful impact on the results as collections fluctuate according to the day of the week. In addition, February 2020 had 29 days as compared to 28 days in the prior year. The following table presents year over year collection results after adjusting for these differences:

	Year over Year Percent Change
Month Ended	Front End Collections (1)	Total Collections
January 31, 2020	9.7%	13.3%
February 29, 2020	8.4%	9.0%
March 31, 2020	2.2%	-0.6%
April 30, 2020	7.8%	-0.4%
May 31, 2020	11.6%	8.2%
June 30, 2020	15.0%	12.3%
July 28, 2020 Month-to-Date	20.9%	16.2%
(1)   Represents collections realized on Consumer Loans that are either current or in the early stages of delinquency.

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2011	15,686	7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020 (3)	23,801	10,349	59

(1)Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.
(2)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(3)The averages for 2020 Consumer Loans include both Consumer Loans that were in our portfolio as of March 31, 2020 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2020 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2020 through March 31, 2020	$23,717	$10,405	58
April 1, 2020 through June 30, 2020	23,888	10,290	59

Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2020. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of June 30, 2020
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2011	74.8%	45.5%	29.3%	99.7%
2012	73.8%	46.3%	27.5%	99.5%
2013	73.5%	47.6%	25.9%	99.1%
2014	71.7%	47.7%	24.0%	98.6%
2015	65.2%	44.5%	20.7%	96.6%
2016	63.6%	43.8%	19.8%	90.4%
2017	63.8%	43.2%	20.6%	78.2%
2018	63.5%	43.5%	20.0%	58.3%
2019	63.4%	44.0%	19.4%	31.4%
2020 (3)	62.2%	43.5%	18.7%	6.6%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Presented as a percentage of total forecasted collections.
(3)The forecasted collection rate, advance rate and spread for 2020 Consumer Loans as of June 30, 2020 include both Consumer Loans that were in our portfolio as of March 31, 2020 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates and spreads for each of these segments:

	As of June 30, 2020
2020 Consumer Loan Assignment Period	Forecasted Collection %	Advance %	Spread %
January 1, 2020 through March 31, 2020	62.1%	43.9%	18.2%
April 1, 2020 through June 30, 2020	62.3%	43.1%	19.2%

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age. For 2016 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections. Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

The spread between the forecasted collection rate and the advance rate has ranged from 18.7% to 29.3%, on an annual basis, over the last 10 years. The spread was at the high end of this range in 2011, when the competitive environment was unusually favorable, and much lower during other years (2015 through 2020) when competition was more intense. The decrease in the spread from 2019 to 2020 was primarily the result of a lower initial forecast on Consumer Loans assigned to us in 2020, partially offset by a reduction in the advance rate of 2020 Consumer Loans and the performance of 2019 Consumer Loans which has deteriorated from our initial estimates by a greater margin than those assigned to us in 2020.

The following table compares our forecast of Consumer Loan collection rates as of June 30, 2020 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	June 30, 2020	Initial Forecast	Variance	June 30, 2020	Initial Forecast	Variance
2011	74.7%	72.4%	2.3%	76.4%	72.7%	3.7%
2012	73.7%	71.3%	2.4%	75.9%	71.4%	4.5%
2013	73.4%	72.1%	1.3%	74.3%	71.6%	2.7%
2014	71.6%	71.9%	-0.3%	72.5%	70.9%	1.6%
2015	64.6%	67.5%	-2.9%	68.9%	68.5%	0.4%
2016	62.8%	65.1%	-2.3%	65.9%	66.5%	-0.6%
2017	63.2%	63.8%	-0.6%	65.3%	64.6%	0.7%
2018	63.0%	63.6%	-0.6%	64.6%	63.5%	1.1%
2019	63.0%	63.9%	-0.9%	64.1%	64.2%	-0.1%
2020	61.9%	62.3%	-0.4%	62.6%	62.6%	0.0%

(1)The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of June 30, 2020 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2011	74.7%	45.1%	29.6%	76.4%	49.3%	27.1%
2012	73.7%	46.0%	27.7%	75.9%	50.0%	25.9%
2013	73.4%	47.2%	26.2%	74.3%	51.5%	22.8%
2014	71.6%	47.2%	24.4%	72.5%	51.8%	20.7%
2015	64.6%	43.4%	21.2%	68.9%	50.2%	18.7%
2016	62.8%	42.1%	20.7%	65.9%	48.6%	17.3%
2017	63.2%	42.1%	21.1%	65.3%	45.8%	19.5%
2018	63.0%	42.7%	20.3%	64.6%	45.2%	19.4%
2019	63.0%	43.1%	19.9%	64.1%	45.6%	18.5%
2020	61.9%	42.4%	19.5%	62.6%	45.1%	17.5%

(1)The forecasted collection rates and advance rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.
(2)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require us to pay Dealer Holdback.

The spread on Dealer Loans decreased from 19.9% in 2019 to 19.5% in 2020, primarily as a result of a lower initial forecast on Dealer Loans assigned to us in 2020, partially offset by the performance of 2019 Consumer Loans in our Dealer Loan portfolio, which has deteriorated from our initial estimates by a greater margin than those assigned to us in 2020. The spread on Purchased Loans decreased from 18.5% in 2019 to 17.5% in 2020, primarily as a result of a lower initial forecast on Purchased Loans assigned to us in 2020.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.3 to 1 as of June 30, 2020. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last six quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2019	0.4%	5.1%
June 30, 2019	0.0%	5.6%
September 30, 2019	0.4%	7.6%
December 31, 2019	-5.3%	1.1%
March 31, 2020	-10.1%	-4.5%
June 30, 2020	5.7%	5.2%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

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

Unit and dollar volumes grew 5.7% and 5.2%, respectively, during the second quarter of 2020 as the number of active Dealers declined 2.3% while average unit volume per active Dealer grew 8.2%.

The following table summarizes changes in Consumer Loan assignment unit volume in each of the last seven months as compared to the same period in the previous year:

Year over Year Percent Change
Month Ended	Unit Volume
January 31, 2020	-0.7%
February 29, 2020	0.9%
March 31, 2020	-22.3%
April 30, 2020	-22.3%
May 31, 2020	20.2%
June 30, 2020	22.4%
July 28, 2020 Month-to-Date	7.1%

We believe the declines in unit volume for the months ended March 31, 2020 and April 30, 2020 were primarily due to the impact of COVID-19, which resulted in many Dealers temporarily closing or restricting their operations and a deterioration in consumer demand for Dealers that remained open. During the latter part of April and continuing into July, unit volumes improved.  We believe the improvement resulted from a combination of Dealers gradually reopening their operations and the release of federal stimulus and unemployment benefit payments.
The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Consumer Loan unit volume	97,854	92,613	5.7%	199,331	205,457	-3.0%
Active Dealers (1)	9,342	9,562	-2.3%	11,149	11,303	-1.4%
Average volume per active Dealer	10.5	9.7	8.2%	17.9	18.2	-1.6%

Consumer Loan unit volume from Dealers active both periods	79,506	76,734	3.6%	168,437	181,647	-7.3%
Dealers active both periods	6,490	6,490	—	8,113	8,113	—
Average volume per Dealer active both periods	12.3	11.8	3.6%	20.8	22.4	-7.3%

Consumer Loan unit volume from Dealers not active both periods	18,348	15,879	15.5%	30,894	23,810	29.8%
Dealers not active both periods	2,852	3,072	-7.2%	3,036	3,190	-4.8%
Average volume per Dealer not active both periods	6.4	5.2	23.1%	10.2	7.5	36.0%
(1) Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Consumer Loan unit volume from new active Dealers	2,452	4,295	-42.9%	12,771	16,665	-23.4%
New active Dealers (1)	590	1,008	-41.5%	1,492	2,232	-33.2%
Average volume per new active Dealer	4.2	4.3	-2.3%	8.6	7.5	14.7%

Attrition (2)	-17.1%	-16.0%		-11.6%	-11.7%

(1)New active Dealers are Dealers who enrolled in our program and have received funding for their first Loan from us during the period.
(2)Attrition is measured according to the following formula: decrease in Consumer Loan unit volume from Dealers who have received funding for at least one Loan during the comparable period of the prior year but did not receive funding for any Loans during the current period divided by prior year comparable period Consumer Loan unit volume.

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last six quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2019	67.4%	32.6%	65.0%	35.0%
June 30, 2019	66.7%	33.3%	63.7%	36.3%
September 30, 2019	67.2%	32.8%	64.1%	35.9%
December 31, 2019	67.4%	32.6%	64.0%	36.0%
March 31, 2020	64.9%	35.1%	60.5%	39.5%
June 30, 2020	62.5%	37.5%	59.1%	40.9%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of June 30, 2020 and December 31, 2019, the net Dealer Loans receivable balance was 62.0% and 62.8%, respectively, of the total net Loans receivable balance.

Results of Operations

The Financial Accounting Standards Board issued a new accounting standard (known as CECL) that changed how we account for our Loans effective January 1, 2020. The net Loan income (finance charge revenue less provision for credit losses expense) that we recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. While the total amount of net Loan income we will recognize over the life of the Loan is not impacted by CECL, the timing of when we will recognize this income has changed significantly from our prior accounting method. We believe that recognizing net Loan income on a level-yield basis over the life of the Loan based on expected future net cash flows matches the economics of our business. We believe CECL diverges from economic reality by requiring us to recognize a significant provision for credit losses expense at the time of assignment for amounts we never expected to realize and finance charge revenue in subsequent periods that is significantly in excess of our expected yields. Given the significant change in timing of net Loan income recognition, we believe net income for the year ending December 31, 2020 will be significantly lower under CECL than what would be reported under our prior accounting method, with the greatest impact occurring in the quarter of adoption. The financial statement impact of CECL in any period will depend on Consumer Loan assignment volume and the percentage of Consumer Loans assigned to us as Purchased Loans, the size and composition of our Loan portfolio, the Loan portfolio’s credit quality and economic conditions. For additional information, see Note 3 and Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue:
Finance charges	$378.2	$341.5	$36.7	10.7%
Premiums earned	14.2	13.1	1.1	8.4%
Other income	13.9	16.0	(2.1)	-13.1%
Total revenue	406.3	370.6	35.7	9.6%
Costs and expenses:
Salaries and wages (1)	48.8	47.3	1.5	3.2%
General and administrative (1)	14.6	16.8	(2.2)	-13.1%
Sales and marketing (1)	18.2	17.7	0.5	2.8%
Provision for credit losses	139.4	15.4	124.0	805.2%
Interest	48.2	49.8	(1.6)	-3.2%
Provision for claims	9.3	8.3	1.0	12.0%
Total costs and expenses	278.5	155.3	123.2	79.3%
Income before provision for income taxes	127.8	215.3	(87.5)	-40.6%
Provision for income taxes	31.4	50.9	(19.5)	-38.3%
Net income	$96.4	$164.4	$(68.0)	-41.4%
Net income per share:
Basic	$5.40	$8.68	$(3.28)	-37.8%
Diluted	$5.40	$8.68	$(3.28)	-37.8%
Weighted average shares outstanding:
Basic	17,844,785	18,944,672	(1,099,887)	-5.8%
Diluted	17,847,050	18,949,962	(1,102,912)	-5.8%

(1) Operating expenses	$81.6	$81.8	$(0.2)	-0.2%

Finance Charges. The increase of $36.7 million, or 10.7%, was primarily the result of increases in the average net Loans receivable balance and the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2020	2019	Change
Average net Loans receivable balance	$6,666.1	$6,273.9	$392.2
Average yield on our Loan portfolio	22.7%	21.8%	0.9%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended June 30, 2020:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended June 30, 2020
Due to an increase in the average net Loans receivable balance	$21.3
Due to an increase in the average yield	15.4
Total increase in finance charges	$36.7

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the three months ended June 30, 2020 increased as compared to the same period in 2019 primarily due to our adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Provision for Credit Losses. The increase of $124.0 million, or 805.2%, was primarily due to the impact of our adoption of CECL on January 1, 2020.

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

(In millions)	For the Three Months Ended June 30,
Provision for Credit Losses	2020	2019	Change
New Consumer Loan assignments	$154.2	$—	$154.2
Forecast changes	(14.8)	15.4	(30.2)
Total	$139.4	$15.4	$124.0

For additional information, see Note 3 and Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Provision for Income Taxes. For the three months ended June 30, 2020, our effective income tax rate increased to 24.6% from 23.6% for the three months ended June 30, 2019. The increase was primarily due to the impact of non-deductible expenses on our effective income tax rate, which increased in magnitude from 2019 to 2020 primarily due to a decrease in pre-tax income. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue:
Finance charges	$740.1	$663.4	$76.7	11.6%
Premiums earned	27.1	25.3	1.8	7.1%
Other income	28.2	35.7	(7.5)	-21.0%
Total revenue	795.4	724.4	71.0	9.8%
Costs and expenses:
Salaries and wages (1)	93.8	96.0	(2.2)	-2.3%
General and administrative (1)	29.6	30.7	(1.1)	-3.6%
Sales and marketing (1)	37.3	36.5	0.8	2.2%
Provision for credit losses	494.1	29.9	464.2	1,552.5%
Interest	100.1	94.8	5.3	5.6%
Provision for claims	18.1	14.9	3.2	21.5%
Loss on extinguishment of debt	7.4	—	7.4	—%
Total costs and expenses	780.4	302.8	477.6	157.7%
Income before provision for income taxes	15.0	421.6	(406.6)	-96.4%
Provision for income taxes	2.4	92.8	(90.4)	-97.4%
Net income	$12.6	$328.8	$(316.2)	-96.2%
Net income per share:
Basic	$0.70	$17.35	$(16.65)	-96.0%
Diluted	$0.70	$17.33	$(16.63)	-96.0%
Weighted average shares outstanding:
Basic	18,015,125	18,949,902	(934,777)	-4.9%
Diluted	18,035,167	18,976,289	(941,122)	-5.0%

(1) Operating expenses	$160.7	$163.2	(2.5)	-1.5%

Finance Charges. The increase of $76.7 million, or 11.6%, was primarily the result of increases in the average net Loans receivable balance and the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Six Months Ended June 30,
	2020	2019	Change
Average net Loans receivable balance	$6,674.5	$6,084.0	$590.5
Average yield on our Loan portfolio	22.2%	21.8%	0.4%

The following table summarizes the impact each component had on the overall increase in finance charges for the six months ended June 30, 2020:

(In millions)	Year over Year Change
Impact on finance charges:	For the Six Months Ended June 30, 2020
Due to an increase in the average net Loans receivable balance	$64.4
Due to an increase in the average yield	12.3
Total increase in finance charges	$76.7

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the six months ended June 30, 2020 increased as compared to the same period in 2019 primarily due to our adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Other Income. The decrease of $7.5 million, or 21.0%, was primarily due to a decrease in interest income earned on restricted cash and cash equivalents due to a decline in benchmark interest rates, a decrease in remarketing fees due to our temporary suspension of involuntary repossessions due to COVID-19 and a decrease in GPS-SID income due to the discontinuation of our GPS-SID program in 2019.

Provision for Credit Losses. The increase of $464.2 million, or 1,552.5%, was primarily due to the impact of our adoption of CECL on January 1, 2020 and a decline in Consumer Loan performance.

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

(In millions)	For the Six Months Ended June 30,
Provision for Credit Losses	2020	2019	Change
New Consumer Loan assignments	$312.1	$—	$312.1
Forecast changes	182.0	29.9	152.1
Total	$494.1	$29.9	$464.2

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

Loss on Extinguishment of Debt. For the six months ended June 30, 2020, we recognized a loss on extinguishment of debt of $7.4 million related to the redemption of the 2023 senior notes in March 2020. We used the net proceeds from the December 2019 issuance of the 2024 senior notes, together with borrowings under our revolving credit facilities, to fund the redemption of the 2023 senior notes. For additional information, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Provision for Income Taxes. For the six months ended June 30, 2020, our effective income tax rate decreased to 16.0% from 22.0% for the six months ended June 30, 2019. The decrease was primarily due to the impact of tax benefits related to our stock-based compensation plan and non-deductible expenses on our effective income tax rate, which increased in magnitude from 2019 to 2020 primarily due to a decrease in pre-tax income. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of June 30, 2020. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

On June 25, 2020, June 26, 2020, and June 30, 2020, we amended our agreements for Warehouse Facility II, Warehouse Facility VII, and our revolving secured line of credit facility, respectively. The purpose of each of the three amendments was to modify the basis for calculating our compliance with the minimum net income and fixed charge coverage covenants for periods ending on or prior to December 31, 2020 from our current method of accounting to the basis of accounting that was used prior to January 1, 2020. There were no other material changes to the terms of the facilities.

On July 23, 2020, we completed a $481.8 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 2.0% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

Cash and cash equivalents as of June 30, 2020 and December 31, 2019 was $8.5 million and $187.4 million, respectively. As of June 30, 2020 and December 31, 2019, we had $804.5 million and $1,565.0 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased $260.3 million to $4,799.1 million as of June 30, 2020 from $4,538.8 million as of December 31, 2019 primarily due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of June 30, 2020 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2020	$719.9
2021	1,091.4
2022	1,705.3
2023	507.3
2024	400.0
Over five years	400.0
Total	$4,823.9

(1)The principal maturities of certain financings are estimated based on forecasted collections.

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

The accounting for finance charge revenue and allowance for credit losses involves significant estimates related to the amount and timing of future collections and Dealer Holdback payments. During the first quarter of 2020, we reduced forecasted collection rates to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. In addition, we adopted CECL on January 1, 2020, which changed our accounting policies for finance charge revenue and allowance for credit losses. Our provision for credit losses for the six months ended June 30, 2020, included:
•$312.1 million provision for credit losses on new Consumer Loan assignments related to our adoption of CECL on January 1, 2020, which reduced consolidated net income by $240.3 million, or $13.32 per diluted share; and
•$196.8 million provision for credit losses on forecasts changes during the first quarter of 2020 primarily related to the COVID-19 forecast adjustment, which reduced consolidated net income by $151.5 million, or $8.33 per diluted share.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2019 and Item 1A in Part II of this report, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

•Our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on results of operations.

•We may be unable to execute our business strategy due to current economic conditions.

•We may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow our business.

•The terms of our debt limit how we conduct our business.

•A violation of the terms of our Term ABS facilities or Warehouse facilities could have a material adverse impact on our operations.

•The conditions of the U.S. and international capital markets may adversely affect lenders with which we have relationships, causing us to incur additional costs and reducing our sources of liquidity, which may adversely affect our financial position, liquidity and results of operations.

•Our substantial debt could negatively impact our business, prevent us from satisfying our debt obligations and adversely affect our financial condition.

•Due to competition from traditional financing sources and non-traditional lenders, we may not be able to compete successfully.

•We may not be able to generate sufficient cash flows to service our outstanding debt and fund operations and may be forced to take other actions to satisfy our obligations under such debt.

•Interest rate fluctuations may adversely affect our borrowing costs, profitability and liquidity.

•The phaseout of the London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with a different reference rate, could result in a material adverse effect on our business.

•Reduction in our credit rating could increase the cost of our funding from, and restrict our access to, the capital markets and adversely affect our liquidity, financial condition and results of operations.

•We may incur substantially more debt and other liabilities.  This could exacerbate further the risks associated with our current debt levels.

•The regulation to which we are or may become subject could result in a material adverse effect on our business.

•Adverse changes in economic conditions, the automobile or finance industries, or the non-prime consumer market could adversely affect our financial position, liquidity and results of operations, the ability of key vendors that we depend on to supply us with services, and our ability to enter into future financing transactions.

•Litigation we are involved in from time to time may adversely affect our financial condition, results of operations and cash flows.

•Changes in tax laws and the resolution of uncertain income tax matters could have a material adverse effect on our results of operations and cash flows from operations.
•Our dependence on technology could have a material adverse effect on our business.
•Our use of electronic contracts could impact our ability to perfect our ownership or security interest in Consumer Loans.

•Reliance on third parties to administer our ancillary product offerings could adversely affect our business and financial results.

•We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

•Our reputation is a key asset to our business, and our business may be affected by how we are perceived in the marketplace.

•The concentration of our Dealers in several states could adversely affect us.

•Failure to properly safeguard confidential consumer and team member information could subject us to liability, decrease our profitability and damage our reputation.

•A small number of our shareholders have the ability to significantly influence matters requiring shareholder approval and such shareholders have interests which may conflict with the interests of our other security holders.

•Reliance on our outsourced business functions could adversely affect our business.

•Our ability to hire and retain foreign information technology personnel could be hindered by immigration restrictions.

•Natural disasters, acts of war, terrorist attacks and threats or the escalation of military activity in response to these attacks or otherwise may negatively affect our business, financial condition and results of operations.

•The current outbreak of COVID-19 has adversely impacted our business, and the continuance of this pandemic, or any future outbreak of any contagious diseases or other public health emergency, could materially and adversely affect our business, financial condition, liquidity and results of operations.

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
In an attempt to slow the spread of COVID-19, state governments have implemented social distancing guidelines, travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These actions have caused economic hardship in the areas in which they have been implemented and have led to an increase in unemployment and resulted in many consumers delaying payments or re-allocating resources, leading to a significant decrease in our realized collections. We are working with our consumers to provide relief where possible, including the temporary suspension of involuntary vehicle repossessions, late fees and suit starts. Additionally, many automobile dealers have been required to temporarily close or restrict their operations, and even for dealerships that remained open, consumer demand has deteriorated. As a result, we have recently experienced a significant decline in Consumer Loan assignments. The spread of COVID-19 has also caused us to modify our business practices in an effort to increase team member safety, including reconfiguring workstations to increase physical distance between team members, where permitted, allowing team members to work remotely, limiting travel, and canceling physical participation in meetings and events, and we may take further actions as required by government authorities or that we determine are in the best interests of our team members. Our business operations may be disrupted further if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, or other restrictions in connection with the COVID-19 pandemic.

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

The COVID-19 pandemic is rapidly evolving, and we will continue to monitor the situation closely. The ultimate impact of this pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the disease or mitigate its impact, related restrictions on travel, the continuation of federal stimulus measures and unemployment benefits, and the duration, timing and severity of the impact on consumer behavior, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, financial position, liquidity, and results of operations, though the full extent and duration is uncertain. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The COVID-19 pandemic, or any future outbreak of any contagious diseases or other public health emergency, could materially and adversely affect our business, financial condition, liquidity and results of operations.

ITEM 6.          EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 6, 2020).
4.113	Amendment No. 4 to the Sixth Amended and Restated Loan and Security Agreement, dated as of June 25, 2020, by and among CAC Warehouse Funding Corporation II, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.114	Fourth Amendment to Loan and Security Agreement, dated as of June 26, 2020, among the Company, CAC Warehouse Funding LLC VII, the lenders and managing agents from time to time party thereto and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.115	Sixth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 30, 2020, among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.116	Indenture dated as of July 23, 2020, between Credit Acceptance Auto Loan Trust 2020-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.116 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.117	Sale and Servicing Agreement, dated as of July 23, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Funding LLC 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.118	Backup Servicing Agreement, dated as of July 23, 2020, among the Company, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Auto Loan Trust 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.119	Amended and Restated Trust Agreement, dated as of July 23, 2020, among Credit Acceptance Funding LLC 2020-1 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.120	Sale and Contribution Agreement, dated as of July 23, 2020, between the Company and Credit Acceptance Funding LLC 2020-1 (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.121	Amended and Restated Intercreditor Agreement, dated July 23, 2020, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent, Citizens Bank, N.A., as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed July 28, 2020).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	July 30, 2020