Form 10-Q
period 2020-09-30
CREDIT ACCEPTANCE CORP
filed 2020-10-29
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of shares of Common Stock, $.01 par value, outstanding on October 22, 2020 was 17,649,378.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	September 30, 2020	December 31, 2019
ASSETS:
Cash and cash equivalents	$8.9	$187.4
Restricted cash and cash equivalents	391.9	330.3
Restricted securities available for sale	66.8	59.3

Loans receivable	10,176.1	7,221.2
Allowance for credit losses	(3,310.9)	(536.0)
Loans receivable, net	6,865.2	6,685.2

Property and equipment, net	61.0	59.7
Income taxes receivable	8.7	66.2
Other assets	19.0	35.1
Total Assets	$7,421.5	$7,423.2

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$187.2	$206.4
Revolving secured line of credit	125.7	—
Secured financing	3,692.8	3,339.7
Senior notes	790.1	1,187.8
Mortgage note	10.7	11.3
Deferred income taxes, net	306.3	322.5
Income taxes payable	0.2	0.2
Total Liabilities	5,113.0	5,067.9

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 17,649,382 and 18,352,779 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	0.2	0.2
Paid-in capital	160.4	157.7
Retained earnings	2,146.2	2,196.6
Accumulated other comprehensive income	1.7	0.8
Total Shareholders' Equity	2,308.5	2,355.3
Total Liabilities and Shareholders' Equity	$7,421.5	$7,423.2

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Finance charges	$404.4	$349.9	$1,144.5	$1,013.3
Premiums earned	15.1	12.9	42.2	38.2
Other income	7.0	15.9	35.2	51.6
Total revenue	426.5	378.7	1,221.9	1,103.1
Costs and expenses:
Salaries and wages	46.6	47.9	140.4	143.9
General and administrative	17.2	17.2	46.8	47.9
Sales and marketing	16.6	16.6	53.9	53.1
Provision for credit losses	(29.8)	19.3	464.3	49.2
Interest	46.8	50.4	146.9	145.2
Provision for claims	10.7	8.2	28.8	23.1
Loss on extinguishment of debt	—	—	7.4	—
Total costs and expenses	108.1	159.6	888.5	462.4
Income before provision for income taxes	318.4	219.1	333.4	640.7
Provision for income taxes	76.3	53.7	78.7	146.5
Net income	$242.1	$165.4	$254.7	$494.2
Net income per share:
Basic	$13.57	$8.73	$14.18	$26.08
Diluted	$13.56	$8.73	$14.17	$26.06
Weighted average shares outstanding:
Basic	17,844,785	18,944,672	17,957,931	18,948,140
Diluted	17,849,765	18,950,866	17,973,091	18,967,552

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$242.1	$165.4	$254.7	$494.2
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(0.2)	0.1	0.9	1.2
Other comprehensive income (loss)	(0.2)	0.1	0.9	1.2
Comprehensive income	$241.9	$165.5	$255.6	$495.4

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended September 30, 2020
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	17,649,470	$0.2	$158.9	$1,904.1	$1.9	$2,065.1
Net income	—	—	—	242.1	—	242.1
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	1.5	—	—	1.5
Restricted stock awards, net of forfeitures	(88)	—	—	—	—	—
Balance, end of period	17,649,382	$0.2	$160.4	$2,146.2	$1.7	$2,308.5

(Dollars in millions)	For the Three Months Ended September 30, 2019
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,796,876	$0.2	$153.7	$2,060.6	$0.8	$2,215.3
Net income	—	—	—	165.4	—	165.4
Other comprehensive gain	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	2.0	—	—	2.0
Restricted stock awards, net of forfeitures	(106)	—	—	—	—	—
Balance, end of period	18,796,770	$0.2	$155.7	$2,226.0	$0.9	$2,382.8

(Dollars in millions)	For the Nine Months Ended September 30, 2020
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,352,779	$0.2	$157.7	$2,196.6	$0.8	$2,355.3
Net income	—	—	—	254.7	—	254.7
Other comprehensive gain	—	—	—	—	0.9	0.9
Stock-based compensation	—	—	4.7	—	—	4.7
Restricted stock awards, net of forfeitures	(148)	—	—	—	—	—
Repurchase of common stock	(725,220)	—	(2.0)	(305.1)	—	(307.1)
Restricted stock units converted to common stock	21,971	—	—	—	—	—
Balance, end of period	17,649,382	$0.2	$160.4	$2,146.2	$1.7	$2,308.5

(Dollars in millions)	For the Nine Months Ended September 30, 2019
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,972,558	$0.2	$154.9	$1,836.1	$(0.3)	$1,990.9
Net income	—	—	—	494.2	—	494.2
Other comprehensive gain	—	—	—	—	1.2	1.2
Stock-based compensation	—	—	5.7	—	—	5.7
Restricted stock awards, net of forfeitures	4,981	—	—	—	—	—
Repurchase of common stock	(268,611)	—	(4.9)	(104.3)	—	(109.2)
Restricted stock units converted to common stock	87,842	—	—	—	—	—
Balance, end of period	18,796,770	$0.2	$155.7	$2,226.0	$0.9	$2,382.8

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$254.7	$494.2
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	464.3	49.2
Depreciation	6.4	5.3
Amortization	11.1	11.3
Provision (benefit) for deferred income taxes	(16.4)	34.2
Stock-based compensation	4.7	5.7
Loss on extinguishment of debt	7.4	—
Other	(0.6)	0.1
Change in operating assets and liabilities:
Decrease in accounts payable and accrued liabilities	(20.3)	(4.8)
Decrease (increase) in income taxes receivable	57.5	(2.9)
Decrease in income taxes payable	—	(2.3)
Decrease in other assets	14.2	18.0
Net cash provided by operating activities	783.0	608.0
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(37.8)	(32.8)
Proceeds from sale of restricted securities available for sale	19.4	24.9
Maturities of restricted securities available for sale	12.4	8.1
Principal collected on Loans receivable	2,412.7	2,254.9
Advances to Dealers	(1,751.1)	(1,901.1)
Purchases of Consumer Loans	(1,161.4)	(1,053.9)
Accelerated payments of Dealer Holdback	(34.6)	(44.1)
Payments of Dealer Holdback	(109.9)	(105.4)
Purchases of property and equipment	(7.7)	(23.6)
Net cash used in investing activities	(658.0)	(873.0)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	4,387.8	3,027.2
Repayments under revolving secured line of credit	(4,262.1)	(3,146.9)
Proceeds from secured financing	2,071.9	1,698.4
Repayments of secured financing	(1,719.6)	(1,563.0)
Proceeds from issuance of senior notes	—	400.0
Repayment of senior notes	(401.8)	—
Payments of debt issuance costs and debt extinguishment costs	(12.5)	(15.9)
Repurchase of common stock	(307.1)	(109.2)
Other	1.5	(0.4)
Net cash provided (used) by financing activities	(241.9)	290.2
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(116.9)	25.2
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	517.7	329.3
Cash and cash equivalents and restricted cash and cash equivalents end of period	$400.8	$354.5
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$147.2	$141.6
Cash paid during the period for income taxes	$35.8	$116.7

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2020 for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 16.

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consumer Loan Assignment Volume	2020	2019	2020	2019
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	93.6%	95.5%	95.4%	96.0%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2019	67.4%	32.6%	65.0%	35.0%
June 30, 2019	66.7%	33.3%	63.7%	36.3%
September 30, 2019	67.2%	32.8%	64.1%	35.9%
December 31, 2019	67.4%	32.6%	64.0%	36.0%
March 31, 2020	64.9%	35.1%	60.5%	39.5%
June 30, 2020	62.5%	37.5%	59.1%	40.9%
September 30, 2020	64.1%	35.9%	60.9%	39.1%
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

Seasonality

Our business is seasonal with peak Consumer Loan assignments and collections occurring during the first quarter of the year.  Historically, this seasonality did not have a material impact on our interim results. However, upon adoption of the current expected credit loss (“CECL”) impairment model on January 1, 2020, this seasonality now has a material impact on our interim results, as we are required to recognize a significant provision for credit losses expense at the time of assignment. For additional information, see Note 3.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of September 30, 2020 and December 31, 2019, we had $8.5 million and $186.1 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of September 30, 2020 and December 31, 2019, we had $388.1 million and $326.7 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$8.9	$187.4	$24.7	$25.7
Restricted cash and cash equivalents	391.9	330.3	329.8	303.6
Total cash and cash equivalents and restricted cash and cash equivalents	$400.8	$517.7	$354.5	$329.3

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

Credit Quality.  Substantially all of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories. Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit. Since most of our revenue and cash flows are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results. At the time a Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan. Based on these forecasts, an advance or one-time purchase payment is made to the related Dealer at a price designed to maximize our economic profit, a non-GAAP financial measure that considers our return on capital, our cost of capital and the amount of capital invested.

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

Methodology Changes. On January 1, 2020, we adopted CECL, which changed our accounting policies for Loans. During the first quarter of 2020, we reduced forecasted collection rates to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. For additional information, see New Accounting Updates Adopted During the Current Year below and Note 6. For the three and nine months ended September 30, 2020 and 2019, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

The net Loan income (finance charge revenue less provision for credit losses expense) that we will recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. While the total amount of net Loan income we will recognize over the life of the Loan is not impacted by CECL, the timing of when we will recognize this income changes significantly from our prior accounting method, as CECL requires us to recognize a significant provision for credit losses expense at the time of assignment for amounts we never expected to realize and finance charge revenue in subsequent periods that significantly exceeds our expected yields. Given the significant change in timing of net Loan income recognition, we believe net income for the year ending December 31, 2020 will be significantly lower under CECL than what would be reported under our prior accounting method, with the greatest impact occurring in the quarter of adoption. For the three months ended September 30, 2020, we recognized $114.1 million provision for credit losses on new Consumer Loan assignments related to our adoption of CECL on January 1, 2020, which reduced consolidated net income by $87.9 million, or $4.92 per diluted share. For the nine months ended September 30, 2020, we recognized $426.2 million provision for credit losses on new Consumer Loan assignments related to our adoption of CECL on January 1, 2020, which reduced consolidated net income by $328.2 million, or $18.26 per diluted share. The financial statement impact of CECL in any period will depend on Consumer Loan assignment volume and the percentage of Consumer Loans assigned to us as Purchased Loans, the size and composition of our Loan portfolio, the Loan portfolio’s credit quality and economic conditions.

New Accounting Updates Not Yet Adopted

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

Secured Financing. The fair value of our asset-backed secured financings (“Term ABS”) is determined using quoted market prices; however, these instruments trade in a market with a low trading volume. For our warehouse facilities, the fair values are determined by calculating the present value of each debt instrument based on current rates for debt with similar risk profiles and maturities.

Senior Notes. The fair value is determined using quoted market prices in an active market.

Mortgage Note. The fair value is determined by calculating the present value of the debt instrument based on current rates for debt with a similar risk profile and maturity.

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$8.9	$8.9	$187.4	$187.4
Restricted cash and cash equivalents	391.9	391.9	330.3	330.3
Restricted securities available for sale	66.8	66.8	59.3	59.3
Loans receivable, net	6,865.2	7,263.0	6,685.2	6,777.2
Liabilities
Revolving secured line of credit	$125.7	$125.7	$—	$—
Secured financing	3,692.8	3,762.0	3,339.7	3,397.5
Senior notes	790.1	808.1	1,187.8	1,257.6
Mortgage note	10.7	10.7	11.3	11.3

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of September 30, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$8.9	$—	$—	$8.9
Restricted cash and cash equivalents (1)	391.9	—	—	391.9
Restricted securities available for sale (2)	53.8	13.0	—	66.8
Loans receivable, net (1)	—	—	7,263.0	7,263.0
Liabilities
Revolving secured line of credit (1)	$—	$125.7	$—	$125.7
Secured financing (1)	—	3,762.0	—	3,762.0
Senior notes (1)	808.1	—	—	808.1
Mortgage note (1)	—	10.7	—	10.7

(In millions)	As of December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$187.4	$—	$—	$187.4
Restricted cash and cash equivalents (1)	330.3	—	—	330.3
Restricted securities available for sale (2)	47.5	11.8	—	59.3
Loans receivable, net (1)	—	—	6,777.2	6,777.2
Liabilities
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (1)	—	3,397.5	—	3,397.5
Senior notes (1)	1,257.6	—	—	1,257.6
Mortgage note (1)	—	11.3	—	11.3

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30.0	$1.1	$—	$31.1
U.S. Government and agency securities	21.9	0.8	—	22.7
Asset-backed securities	12.3	0.2	—	12.5
Mortgage-backed securities	0.5	—	—	0.5
Total restricted securities available for sale	$64.7	$2.1	$—	$66.8

(In millions)	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25.3	$0.5	$—	$25.8
U.S. Government and agency securities	21.3	0.4	—	21.7
Asset-backed securities	11.2	0.1	—	11.3
Mortgage-backed securities	0.5	—	—	0.5
Total restricted securities available for sale	$58.3	$1.0	$—	$59.3

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of September 30, 2020
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$4.2	$—	$—	$—	$4.2	$—
U.S. Government and agency securities	—	—	—	—	—	—
Asset-backed securities	0.5	—	—	—	0.5	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$4.7	$—	$—	$—	$4.7	$—

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2019
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$1.4	$—	$—	$—	$1.4	$—
U.S. Government and agency securities	1.9	—	—	—	1.9	—
Asset-backed securities	1.9	—	—	—	1.9	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$5.2	$—	$—	$—	$5.2	$—

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

(In millions)	As of
	September 30, 2020		December 31, 2019
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$2.6	$2.6	$5.7	$5.7
Over one year to five years	56.8	58.8	50.8	51.8
Over five years to ten years	5.1	5.2	1.5	1.5
Over ten years	0.2	0.2	0.3	0.3
Total restricted securities available for sale	$64.7	$66.8	$58.3	$59.3

6.           LOANS RECEIVABLE

Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of September 30, 2020
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,857.7	$4,318.4	$10,176.1
Allowance for credit losses	(1,634.8)	(1,676.1)	(3,310.9)
Loans receivable, net	$4,222.9	$2,642.3	$6,865.2

(In millions)	As of December 31, 2019
	Dealer Loans	Purchased Loans	Total
Loans receivable	$4,623.3	$2,597.9	$7,221.2
Allowance for credit losses	(428.0)	(108.0)	(536.0)
Loans receivable, net	$4,195.3	$2,489.9	$6,685.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended September 30, 2020
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,810.8	$4,285.1	$10,095.9	$(1,623.6)	$(1,722.5)	$(3,346.1)	$4,187.2	$2,562.6	$6,749.8
Finance charges	336.8	259.8	596.6	(95.6)	(96.6)	(192.2)	241.2	163.2	404.4
Provision for credit losses	—	—	—	26.4	3.4	29.8	26.4	3.4	29.8
New Consumer Loan assignments (2)	519.0	333.1	852.1	—	—	—	519.0	333.1	852.1
Collections (3)	(780.2)	(440.1)	(1,220.3)	—	—	—	(780.2)	(440.1)	(1,220.3)
Accelerated Dealer Holdback payments	11.7	—	11.7	—	—	—	11.7	—	11.7
Dealer Holdback payments	35.5	—	35.5	—	—	—	35.5	—	35.5
Transfers (4)	(30.0)	30.0	—	9.9	(9.9)	—	(20.1)	20.1	—
Write-offs	(48.3)	(150.1)	(198.4)	48.3	150.1	198.4	—	—	—
Recoveries (5)	0.2	0.6	0.8	(0.2)	(0.6)	(0.8)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$5,857.7	$4,318.4	$10,176.1	$(1,634.8)	$(1,676.1)	$(3,310.9)	$4,222.9	$2,642.3	$6,865.2

	For the Three Months Ended September 30, 2019
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,466.0	$2,407.6	$6,873.6	$(394.0)	$(95.6)	$(489.6)	$4,072.0	$2,312.0	$6,384.0
Finance charges	225.3	124.6	349.9	—	—	—	225.3	124.6	349.9
Provision for credit losses		—	—	(17.9)	(1.4)	(19.3)	(17.9)	(1.4)	(19.3)
New Consumer Loan assignments (2)	573.3	321.1	894.4	—	—	—	573.3	321.1	894.4
Collections (3)	(738.3)	(360.1)	(1,098.4)	—	—	—	(738.3)	(360.1)	(1,098.4)
Accelerated Dealer Holdback payments	16.1	—	16.1	—	—	—	16.1	—	16.1
Dealer Holdback payments	34.8	—	34.8	—	—	—	34.8	—	34.8
Transfers (4)	(20.3)	20.3	—	2.8	(2.8)	—	(17.5)	17.5	—
Write-offs	(0.3)	(0.2)	(0.5)	0.3	0.2	0.5	—	—	—
Recoveries (5)	0.5	0.2	0.7	(0.5)	(0.2)	(0.7)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$4,559.3	$2,513.5	$7,072.8	$(409.3)	$(99.8)	$(509.1)	$4,150.0	$2,413.7	$6,563.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended September 30, 2020
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,623.3	$2,597.9	$7,221.2	$(428.0)	$(108.0)	$(536.0)	$4,195.3	$2,489.9	$6,685.2
Adoption of CECL (1)	940.2	1,523.4	2,463.6	(940.2)	(1,523.4)	(2,463.6)	—	—	—
Finance charges	972.3	722.0	1,694.3	(270.3)	(279.5)	(549.8)	702.0	442.5	1,144.5
Provision for credit losses	—	—	—	(202.8)	(261.5)	(464.3)	(202.8)	(261.5)	(464.3)
New Consumer Loan assignments (2)	1,751.1	1,161.4	2,912.5	—	—	—	1,751.1	1,161.4	2,912.5
Collections (3)	(2,313.1)	(1,250.8)	(3,563.9)	—	—	—	(2,313.1)	(1,250.8)	(3,563.9)
Accelerated Dealer Holdback payments	34.6	—	34.6	—	—	—	34.6	—	34.6
Dealer Holdback payments	109.9	—	109.9	—	—	—	109.9	—	109.9
Transfers (4)	(90.3)	90.3	—	29.5	(29.5)	—	(60.8)	60.8	—
Write-offs	(177.8)	(527.1)	(704.9)	177.8	527.1	704.9	—	—	—
Recoveries (5)	0.8	1.3	2.1	(0.8)	(1.3)	(2.1)	—	—	—
Deferral of Loan origination costs	6.7	—	6.7	—	—	—	6.7	—	6.7
Balance, end of period	$5,857.7	$4,318.4	$10,176.1	$(1,634.8)	$(1,676.1)	$(3,310.9)	$4,222.9	$2,642.3	$6,865.2

	For the Nine Months Ended September 30, 2019
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,141.0	$2,084.2	$6,225.2	$(378.1)	$(83.8)	$(461.9)	$3,762.9	$2,000.4	$5,763.3
Finance charges	661.4	351.9	1,013.3	—	—	—	661.4	351.9	1,013.3
Provision for credit losses	—	—	—	(44.0)	(5.2)	(49.2)	(44.0)	(5.2)	(49.2)
New Consumer Loan assignments (2)	1,901.1	1,053.9	2,955.0	—	—	—	1,901.1	1,053.9	2,955.0
Collections (3)	(2,230.2)	(1,044.6)	(3,274.8)	—	—	—	(2,230.2)	(1,044.6)	(3,274.8)
Accelerated Dealer Holdback payments	44.1	—	44.1	—	—	—	44.1	—	44.1
Dealer Holdback payments	105.4	—	105.4	—	—	—	105.4	—	105.4
Transfers (4)	(67.6)	67.6	—	10.3	(10.3)	—	(57.3)	57.3	—
Write-offs	(3.7)	(0.4)	(4.1)	3.7	0.4	4.1	—	—	—
Recoveries (5)	1.2	0.9	2.1	(1.2)	(0.9)	(2.1)	—	—	—
Deferral of Loan origination costs	6.6	—	6.6	—	—	—	6.6	—	6.6
Balance, end of period	$4,559.3	$2,513.5	$7,072.8	$(409.3)	$(99.8)	$(509.1)	$4,150.0	$2,413.7	$6,563.7

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

(In millions)	For the Three Months Ended September 30, 2020
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$45.6	$68.5	$114.1
Forecast changes	(72.0)	(71.9)	(143.9)
Total	$(26.4)	$(3.4)	$(29.8)

(In millions)	For the Nine Months Ended September 30, 2020
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$171.3	$254.9	$426.2
Forecast changes	31.5	6.6	38.1
Total	$202.8	$261.5	$464.3

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

(In millions)	For the Three Months Ended September 30, 2020
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$823.0	$730.8	$1,553.8
Expected net cash flows at the time of assignment (2)	733.6	475.3	1,208.9
Loans receivable at the time of assignment (3)	519.0	333.1	852.1

Provision for credit losses expense at the time of assignment	$(45.6)	$(68.5)	$(114.1)
Expected future finance charges at the time of assignment (4)	260.2	210.7	470.9
Expected net Loan income at the time of assignment (5)	$214.6	$142.2	$356.8

(In millions)	For the Three Months Ended September 30, 2019
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$895.1	$704.4	$1,599.5
Expected net cash flows at the time of assignment (2)	797.3	455.7	1,253.0
Loans receivable at the time of assignment (3)	573.3	321.1	894.4

Provision for credit losses expense at the time of assignment	$—	$—	$—
Expected future finance charges at the time of assignment (4)	224.0	134.6	358.6
Expected net Loan income at the time of assignment (5)	$224.0	$134.6	$358.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30, 2020
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,787.2	$2,566.4	$5,353.6
Expected net cash flows at the time of assignment (2)	2,471.7	1,633.5	4,105.2
Loans receivable at the time of assignment (3)	1,751.1	1,161.4	2,912.5

Provision for credit losses expense at the time of assignment	$(171.3)	$(254.9)	$(426.2)
Expected future finance charges at the time of assignment (4)	891.9	727.0	1,618.9
Expected net Loan income at the time of assignment (5)	$720.6	$472.1	$1,192.7

(In millions)	For the Nine Months Ended September 30, 2019
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,982.2	$2,308.0	$5,290.2
Expected net cash flows at the time of assignment (2)	2,661.0	1,492.6	4,153.6
Loans receivable at the time of assignment (3)	1,901.1	1,053.9	2,955.0

Provision for credit losses expense at the time of assignment	$—	$—	$—
Expected future finance charges at the time of assignment (4)	759.9	438.7	1,198.6
Expected net Loan income at the time of assignment (5)	$759.9	$438.7	$1,198.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended September 30, 2020
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,745.2	$3,731.6	$9,476.8
New Consumer Loan assignments (1)	733.6	475.3	1,208.9
Realized net cash flows (2)	(733.0)	(440.1)	(1,173.1)
Forecast changes	39.5	99.0	138.5
Transfers (3)	(28.7)	30.5	1.8
Balance, end of period	$5,756.6	$3,896.3	$9,652.9

(In millions)	For the Three Months Ended September 30, 2019
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,462.4	$3,223.9	$8,686.3
New Consumer Loan assignments (1)	797.3	455.7	1,253.0
Realized net cash flows (2)	(687.4)	(360.1)	(1,047.5)
Forecast changes	(4.2)	6.8	2.6
Transfers (3)	(25.5)	27.4	1.9
Balance, end of period	$5,542.6	$3,353.7	$8,896.3

(In millions)	For the Nine Months Ended September 30, 2020
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,577.0	$3,428.2	$9,005.2
New Consumer Loan assignments (1)	2,471.7	1,633.5	4,105.2
Realized net cash flows (2)	(2,168.6)	(1,250.8)	(3,419.4)
Forecast changes	(36.5)	(7.1)	(43.6)
Transfers (3)	(87.0)	92.5	5.5
Balance, end of period	$5,756.6	$3,896.3	$9,652.9

(In millions)	For the Nine Months Ended September 30, 2019
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,045.9	$2,782.9	$7,828.8
New Consumer Loan assignments (1)	2,661.0	1,492.6	4,153.6
Realized net cash flows (2)	(2,080.7)	(1,044.6)	(3,125.3)
Forecast changes	(0.3)	32.6	32.3
Transfers (3)	(83.3)	90.2	6.9
Balance, end of period	$5,542.6	$3,353.7	$8,896.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table compares our forecast of Consumer Loan collection rates as of September 30, 2020 with the forecasts as of June 30, 2020, as of December 31, 2019 and at the time of assignment, segmented by year of assignment:

	Total Loans as of September 30, 2020
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2020	June 30, 2020	December 31, 2019	Initial Forecast	June 30, 2020	December 31, 2019	Initial Forecast
2011	74.8%	74.8%	74.8%	72.5%	0.0%	0.0%	2.3%
2012	73.8%	73.8%	73.9%	71.4%	0.0%	-0.1%	2.4%
2013	73.5%	73.5%	73.5%	72.0%	0.0%	0.0%	1.5%
2014	71.7%	71.7%	71.7%	71.8%	0.0%	0.0%	-0.1%
2015	65.2%	65.2%	65.4%	67.7%	0.0%	-0.2%	-2.5%
2016	63.7%	63.6%	64.1%	65.4%	0.1%	-0.4%	-1.7%
2017	64.1%	63.8%	64.8%	64.0%	0.3%	-0.7%	0.1%
2018	64.1%	63.5%	65.1%	63.6%	0.6%	-1.0%	0.5%
2019	64.5%	63.4%	64.6%	64.0%	1.1%	-0.1%	0.5%
2020	64.4%	62.2%	—	63.0%	2.2%	—	1.4%

	Dealer Loans as of September 30, 2020
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2020	June 30, 2020	December 31, 2019	Initial Forecast	June 30, 2020	December 31, 2019	Initial Forecast
2011	74.7%	74.7%	74.6%	72.4%	0.0%	0.1%	2.3%
2012	73.7%	73.7%	73.7%	71.3%	0.0%	0.0%	2.4%
2013	73.4%	73.4%	73.4%	72.1%	0.0%	0.0%	1.3%
2014	71.6%	71.6%	71.6%	71.9%	0.0%	0.0%	-0.3%
2015	64.6%	64.6%	64.8%	67.5%	0.0%	-0.2%	-2.9%
2016	62.9%	62.8%	63.2%	65.1%	0.1%	-0.3%	-2.2%
2017	63.5%	63.2%	64.2%	63.8%	0.3%	-0.7%	-0.3%
2018	63.6%	63.0%	64.7%	63.6%	0.6%	-1.1%	0.0%
2019	64.1%	63.0%	64.4%	63.9%	1.1%	-0.3%	0.2%
2020	64.1%	61.9%	—	62.9%	2.2%	—	1.2%

	Purchased Loans as of September 30, 2020
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2020	June 30, 2020	December 31, 2019	Initial Forecast	June 30, 2020	December 31, 2019	Initial Forecast
2011	76.4%	76.4%	76.4%	72.7%	0.0%	0.0%	3.7%
2012	75.9%	75.9%	75.9%	71.4%	0.0%	0.0%	4.5%
2013	74.3%	74.3%	74.4%	71.6%	0.0%	-0.1%	2.7%
2014	72.5%	72.5%	72.5%	70.9%	0.0%	0.0%	1.6%
2015	68.9%	68.9%	69.3%	68.5%	0.0%	-0.4%	0.4%
2016	65.9%	65.9%	66.6%	66.5%	0.0%	-0.7%	-0.6%
2017	65.7%	65.3%	66.3%	64.6%	0.4%	-0.6%	1.1%
2018	65.2%	64.6%	66.0%	63.5%	0.6%	-0.8%	1.7%
2019	65.2%	64.1%	65.1%	64.2%	1.1%	0.1%	1.0%
2020	64.9%	62.6%	—	63.2%	2.3%	—	1.7%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments segmented by year of assignment:

(In millions)	Total Loans as of September 30, 2020 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$9.7	$3.6	$24.0	$108.5	$145.8
2016	106.7	36.4	145.0	33.5	321.6
2017	409.8	135.4	293.4	4.5	843.1
2018	1,166.1	388.6	511.8	0.6	2,067.1
2019	2,359.6	746.9	524.2	—	3,630.7
2020	2,687.7	416.0	64.1	—	3,167.8
	$6,739.6	$1,726.9	$1,562.5	$147.1	$10,176.1

(In millions)	Dealer Loans as of September 30, 2020 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$4.6	$1.7	$12.8	$84.3	$103.4
2016	49.1	16.2	72.0	25.2	162.5
2017	222.8	70.2	153.6	3.2	449.8
2018	643.0	207.5	270.4	0.4	1,121.3
2019	1,267.7	391.9	270.3	—	1,929.9
2020	1,780.8	269.1	40.9	—	2,090.8
	$3,968.0	$956.6	$820.0	$113.1	$5,857.7

(In millions)	Purchased Loans as of September 30, 2020 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$5.1	$1.9	$11.2	$24.2	$42.4
2016	57.6	20.2	73.0	8.3	159.1
2017	187.0	65.2	139.8	1.3	393.3
2018	523.1	181.1	241.4	0.2	945.8
2019	1,091.9	355.0	253.9	—	1,700.8
2020	906.9	146.9	23.2	—	1,077.0
	$2,771.6	$770.3	$742.5	$34.0	$4,318.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
COVID-19 continues to be widespread in the United States. In an effort to contain the virus, authorities implemented various measures, including travel bans, stay-at-home orders and shutdowns of non-essential businesses. These measures caused a significant decline in economic activity and a dramatic increase in unemployment. While the prevalence, severity and impact of such restrictions have lessened and unemployment rates have improved, uncertainty remains as to when economic conditions will return to normalcy and whether further restrictions may be required. Starting in mid-March, we experienced a substantial reduction in demand for our product and a significant decline in cash flows from our Loan portfolio that lasted through mid-April, after which collections and new loan volumes improved significantly. Starting in late July and continuing into October, we have experienced another substantial reduction in demand for our product. As the virus is not yet fully contained, the ultimate impact of the pandemic on our business is not yet known. The impact will depend on future developments, including, but not limited to, the duration of the pandemic, its severity, the actions to contain the disease or mitigate its impact, additional federal stimulus measures and enhanced unemployment benefits, if any, and the duration, timing and severity of the impact on consumer behavior and economic activity.

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the current period. While the adjustment to our forecast, which we continued to apply throughout the second and third quarters of 2020, represents our best estimate at this time, the COVID-19 pandemic has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

(In millions)	As of December 31, 2019
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,591.3	$2,006.9	$3,598.2	$3,032.0	$591.0	$3,623.0
Allowance for credit losses	—	—	—	(428.0)	(108.0)	(536.0)
Loans receivable, net	$1,591.3	$2,006.9	$3,598.2	$2,604.0	$483.0	$3,087.0

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net assumed written premiums	$14.7	$11.4	$49.3	$39.1
Net premiums earned	15.1	12.9	42.2	38.2
Provision for claims	10.7	8.2	28.8	23.1
Amortization of capitalized acquisition costs	0.4	0.2	1.0	0.9

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	September 30, 2020	December 31, 2019
Trust assets	Restricted cash and cash equivalents	$1.0	$0.9
Trust assets	Restricted securities available for sale	66.8	59.3
Unearned premium	Accounts payable and accrued liabilities	51.2	44.1
Claims reserve (1)	Accounts payable and accrued liabilities	2.6	1.8

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Ancillary product profit sharing	$4.1	$8.8	$22.3	$27.3
Remarketing fees	1.1	3.0	5.7	9.5
Interest	0.4	2.0	2.6	6.7
Dealer enrollment fees	0.7	1.4	2.5	3.5
Dealer support products and services	0.5	0.6	1.5	2.0
GPS-SID fees	—	—	—	1.9
Other	0.2	0.1	0.6	0.7
Total	$7.0	$15.9	$35.2	$51.6

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

GPS-SID fees consist of fees we received from a TPP for providing Dealers in certain states the ability to purchase GPS Starter Interrupt Devices (“GPS-SID”). Through this program, Dealers can install GPS-SID on vehicles financed by us that can be activated if the consumer fails to make payments on their account, and can result in the prompt repossession of the vehicle.  Dealers purchased GPS-SID directly from the TPP and the TPP paid us a vendor fee for each device sold. GPS-SID fee income was recognized when the units were sold. Effective during the second quarter of 2019, we no longer provide Dealers the ability to purchase GPS-SID through this program. We allowed Dealers to install previously purchased GPS-SID on vehicles financed by us until September 1, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended September 30, 2020
	Ancillary product profit sharing	Remarketing fees	Interest	Dealer enrollment fees	Dealer support products and services	Other	Total Other Income
Source of income
Third Party Providers	$4.1	$—	$0.4	$—	$—	$0.2	$4.7
Dealers	—	1.1	—	0.7	0.5	—	2.3
Total	$4.1	$1.1	$0.4	$0.7	$0.5	$0.2	$7.0

Timing of revenue recognition
Over time	$4.1	$—	$0.4	$0.7	$—	$—	$5.2
At a point in time	—	1.1	—	—	0.5	0.2	1.8
Total	$4.1	$1.1	$0.4	$0.7	$0.5	$0.2	$7.0

(In millions)	For the Nine Months Ended September 30, 2020
	Ancillary product profit sharing	Remarketing fees	Interest	Dealer enrollment fees	Dealer support products and services	Other	Total Other Income
Source of income
Third Party Providers	$22.3	$—	$2.6	$—	$—	$0.6	$25.5
Dealers	—	5.7	—	2.5	1.5	—	9.7
Total	$22.3	$5.7	$2.6	$2.5	$1.5	$0.6	$35.2

Timing of revenue recognition
Over time	$22.3	$—	$2.6	$2.5	$—	$—	$27.4
At a point in time	—	5.7	—	—	1.5	0.6	7.8
Total	$22.3	$5.7	$2.6	$2.5	$1.5	$0.6	$35.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
9.           DEBT

Debt consists of the following:

(In millions)	As of September 30, 2020
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$125.7	$—	$—	$125.7
Secured financing (2)	3,707.9	(15.1)	—	3,692.8
Senior notes	800.0	(9.9)	—	790.1
Mortgage note	10.7	—	—	10.7
Total debt	$4,644.3	$(25.0)	$—	$4,619.3

(In millions)	As of December 31, 2019
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (2)	3,355.6	(15.9)	—	3,339.7
Senior notes	1,201.8	(13.2)	(0.8)	1,187.8
Mortgage note	11.3	—	—	11.3
Total debt	$4,568.7	$(29.1)	$(0.8)	$4,538.8

(1)Excludes deferred debt issuance costs of $2.2 million and $3.2 million as of September 30, 2020 and December 31, 2019, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of September 30, 2020 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of September 30, 2020
Revolving Secured Line of Credit	n/a	06/22/2022		$340.0	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (1)	CAC Warehouse Funding Corp. II	07/12/2022	(2)	400.0	LIBOR plus 175 basis points (3)
Warehouse Facility IV (1)	CAC Warehouse Funding LLC IV	07/26/2022	(2)	300.0	LIBOR plus 200 basis points (3)
Warehouse Facility V (1)	CAC Warehouse Funding LLC V	08/17/2021	(4)	100.0	LIBOR plus 190 basis points (3)
Warehouse Facility VI (1)	CAC Warehouse Funding LLC VI	09/30/2022	(2)	75.0	LIBOR plus 200 basis points
Warehouse Facility VII (1)	CAC Warehouse Funding LLC VII	12/16/2021	(5)	150.0	Commercial paper rate plus 200 basis points (3)
Warehouse Facility VIII (1)	CAC Warehouse Funding LLC VIII	07/26/2022	(2)	200.0	LIBOR plus 190 basis points (3)
Term ABS 2017-2 (1)	Credit Acceptance Funding LLC 2017-2	06/17/2019	(2)	450.0	Fixed rate
Term ABS 2017-3 (1)	Credit Acceptance Funding LLC 2017-3	10/15/2019	(2)	350.0	Fixed rate
Term ABS 2018-1 (1)	Credit Acceptance Funding LLC 2018-1	02/17/2020	(2)	500.0	Fixed rate
Term ABS 2018-2 (1)	Credit Acceptance Funding LLC 2018-2	05/15/2020	(2)	450.0	Fixed rate
Term ABS 2018-3 (1)	Credit Acceptance Funding LLC 2018-3	08/17/2020	(2)	398.3	Fixed rate
Term ABS 2019-1 (1)	Credit Acceptance Funding LLC 2019-1	02/15/2021	(2)	402.5	Fixed rate
Term ABS 2019-2 (1)	Credit Acceptance Funding LLC 2019-2	08/15/2022	(6)	500.0	Fixed rate
Term ABS 2019-3 (1)	Credit Acceptance Funding LLC 2019-3	11/15/2021	(2)	351.7	Fixed rate
Term ABS 2020-1 (1)	Credit Acceptance Funding LLC 2020-1	02/15/2022	(2)	500.0	Fixed rate
Term ABS 2020-2 (1)	Credit Acceptance Funding LLC 2020-2	07/15/2022	(2)	481.8	Fixed rate
2024 Senior Notes	n/a	12/31/2024		400.0	Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0	Fixed rate
Mortgage Note (1)	Chapter 4 Properties, LLC	08/06/2023		12.0	LIBOR plus 150 basis points

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revolving Secured Line of Credit
Maximum outstanding principal balance	$287.7	$193.3	$296.6	$282.9
Average outstanding principal balance	124.9	71.1	119.7	80.1
Warehouse Facility II
Maximum outstanding principal balance	201.0	201.0	201.0	201.0
Average outstanding principal balance	161.5	126.7	127.8	102.8
Warehouse Facility IV
Maximum outstanding principal balance	—	—	—	100.0
Average outstanding principal balance	—	—	—	1.5
Warehouse Facility V
Maximum outstanding principal balance	75.0	35.0	75.0	35.0
Average outstanding principal balance	17.9	3.4	25.5	1.2
Warehouse Facility VI
Maximum outstanding principal balance	50.0	—	50.0	—
Average outstanding principal balance	50.0	—	20.3	—
Warehouse Facility VII
Maximum outstanding principal balance	125.0	50.0	125.0	101.5
Average outstanding principal balance	102.5	23.9	75.0	9.4
Warehouse Facility VIII
Maximum outstanding principal balance	149.0	75.0	149.0	75.0
Average outstanding principal balance	35.6	12.7	37.7	12.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2020	December 31, 2019
Revolving Secured Line of Credit
Principal balance outstanding	$125.7	$—
Amount available for borrowing (1)	214.3	340.0
Interest rate	2.02%	—%
Warehouse Facility II
Principal balance outstanding	$150.0	$—
Amount available for borrowing (1)	250.0	400.0
Loans pledged as collateral	183.8	—
Restricted cash and cash equivalents pledged as collateral	4.6	1.0
Interest rate	1.91%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	100.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$50.0	$—
Amount available for borrowing (1)	25.0	75.0
Loans pledged as collateral	68.2	—
Restricted cash and cash equivalents pledged as collateral	2.5	—
Interest rate	2.16%	—%
Warehouse Facility VII
Principal balance outstanding	$100.0	$—
Amount available for borrowing (1)	50.0	150.0
Loans pledged as collateral	124.2	—
Restricted cash and cash equivalents pledged as collateral	3.3	1.0
Interest rate	2.39%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2016-3
Principal balance outstanding	$—	$51.8
Loans pledged as collateral	—	219.5
Restricted cash and cash equivalents pledged as collateral	—	23.5
Interest rate	—%	3.60%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2017-1
Principal balance outstanding	$—	$120.9
Loans pledged as collateral	—	292.8
Restricted cash and cash equivalents pledged as collateral	—	26.1
Interest rate	—%	3.19%
Term ABS 2017-2
Principal balance outstanding	$71.0	$277.2
Loans pledged as collateral	267.8	426.7
Restricted cash and cash equivalents pledged as collateral	30.3	35.1
Interest rate	3.24%	2.83%
Term ABS 2017-3
Principal balance outstanding	$120.2	$303.2
Loans pledged as collateral	251.3	393.0
Restricted cash and cash equivalents pledged as collateral	26.1	29.3
Interest rate	3.31%	2.91%
Term ABS 2018-1
Principal balance outstanding	$276.5	$500.0
Loans pledged as collateral	450.2	609.5
Restricted cash and cash equivalents pledged as collateral	40.8	43.8
Interest rate	3.43%	3.24%
Term ABS 2018-2
Principal balance outstanding	$332.8	$450.0
Loans pledged as collateral	463.2	550.4
Restricted cash and cash equivalents pledged as collateral	38.7	37.6
Interest rate	3.76%	3.68%
Term ABS 2018-3
Principal balance outstanding	$371.4	$398.3
Loans pledged as collateral	459.2	487.7
Restricted cash and cash equivalents pledged as collateral	36.3	32.3
Interest rate	3.73%	3.72%
Term ABS 2019-1
Principal balance outstanding	$402.5	$402.5
Loans pledged as collateral	482.4	490.2
Restricted cash and cash equivalents pledged as collateral	36.4	31.9
Interest rate	3.53%	3.53%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	575.9	628.5
Restricted cash and cash equivalents pledged as collateral	42.6	38.6
Interest rate	3.13%	3.13%
Term ABS 2019-3
Principal balance outstanding	$351.7	$351.7
Loans pledged as collateral	439.1	428.6
Restricted cash and cash equivalents pledged as collateral	33.2	27.2
Interest rate	2.56%	2.56%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2020-1
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	803.7	—
Restricted cash and cash equivalents pledged as collateral	52.1	—
Interest rate	2.18%	—%
Term ABS 2020-2
Principal balance outstanding	$481.8	$—
Loans pledged as collateral	629.8	—
Restricted cash and cash equivalents pledged as collateral	42.0	—
Interest rate	1.65%	—%
2021 Senior Notes
Principal balance outstanding	$—	$151.8
Interest rate	—%	6.125%
2023 Senior Notes
Principal balance outstanding	$—	$250.0
Interest rate	—%	7.375%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
Mortgage Note
Principal balance outstanding	$10.7	$11.3
Interest rate	1.66%	3.21%
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

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term ABS 2019-2, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2019-2 transaction pledged the Loans to a lender. The Term ABS 2017-2, 2017-3, 2018-1, 2018-2, 2018-3, 2019-1, 2019-3, 2020-1 and 2020-2 transactions each consist of three classes of notes.

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

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2017-2	June 29, 2017	$563.2	Through June 17, 2019
Term ABS 2017-3	October 26, 2017	437.6	Through October 15, 2019
Term ABS 2018-1	February 22, 2018	625.1	Through February 17, 2020
Term ABS 2018-2	May 24, 2018	562.6	Through May 15, 2020
Term ABS 2018-3	August 23, 2018	500.1	Through August 17, 2020
Term ABS 2019-1	February 21, 2019	503.1	Through February 15, 2021
Term ABS 2019-2	August 28, 2019	625.1	Through August 15, 2022
Term ABS 2019-3	November 21, 2019	439.6	Through November 15, 2021
Term ABS 2020-1	February 20, 2020	625.1	Through February 15, 2022
Term ABS 2020-2	July 23, 2020	602.3	Through July 15, 2022

Senior Notes

On December 18, 2019, we issued $400.0 million aggregate principal amount of 5.125% senior notes due 2024 (the “2024 senior notes”). The 2024 senior notes were issued pursuant to an indenture, dated as of December 18, 2019, among the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

The 2024 senior notes and 2026 senior notes (the “senior notes”) are guaranteed on a senior basis by the Guarantors, which are also guarantors of obligations under our revolving secured line of credit facility. Other existing and future subsidiaries of ours may become guarantors of the senior notes in the future. The indentures for the senior notes provide for a guarantor of the senior notes to be released from its obligations under its guarantee of the senior notes under specified circumstances.

Mortgage Note

On August 6, 2018, we entered into a $12.0 million mortgage note with a commercial bank that is secured by a first mortgage lien on a building acquired by us and an assignment of all leases, rents, revenues and profits under all present and future leases of the building. The note matures on August 6, 2023, and bears interest at LIBOR plus 150 basis points.

Debt Covenants

As of September 30, 2020, we were in compliance with our covenants under the revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income, as defined in the agreements, of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the contributed assets.

During the second quarter of 2020, we amended our agreements for Warehouse Facility II, Warehouse Facility VII, and our revolving secured line of credit facility to modify the basis for calculating our compliance with the minimum net income and fixed charge coverage covenants for periods ending on or prior to December 31, 2020 from our current method of accounting to the basis of accounting that was used prior to January 1, 2020.

Our Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of September 30, 2020, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of September 30, 2020 and December 31, 2019:

(Dollars in millions)
As of September 30, 2020
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

300.0	Warehouse Facility IV	Cap Floating Rate	05/2017	04/2021	58.3	6.50%
		Cap Floating Rate	05/2018	04/2021	87.5	6.50%
		Cap Floating Rate	07/2019	07/2023	154.2	6.50%
					300.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%

150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	87.5	5.50%
		Cap Floating Rate	01/2020	12/2023	62.5	5.50%
					150.0

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%

(Dollars in millions)
As of December 31, 2019
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

300.0	Warehouse Facility IV	Cap Floating Rate	05/2017	04/2021	100.0	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
		Cap Floating Rate	07/2019	07/2023	50.0	6.50%
					300.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	143.8	5.50%
200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%

(1)Rate excludes the spread over the LIBOR or commercial paper rate.

The interest rate caps have not been designated as hedging instruments. As of September 30, 2020 and December 31, 2019, the interest rate caps had a fair value of $0.0 million and $0.1 million, respectively, as the capped rates were significantly above market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes	2.9%	3.5%	3.0%	3.1%
Excess tax benefits from stock-based compensation plans	—%	—%	-0.8%	-1.2%
Other	0.1%	—%	0.4%	—%
Effective income tax rate	24.0%	24.5%	23.6%	22.9%

State income taxes

The decrease in our state income tax rate for the three months ended September 30, 2020, compared to the same period in 2019, was primarily due to the impact of increasing our effective state tax rate estimate in 2019 as a result of higher income tax rates in certain state tax jurisdictions.

Excess tax benefits from stock-based compensation plans

During the first quarter of each year, we receive a tax benefit upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount by which this tax benefit exceeds the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit. Excess tax benefits are recognized in provision for income taxes and reduce our effective income tax rate. The impact of excess tax benefits on our effective income tax rate decreased in magnitude from 2019 to 2020 primarily due to a decrease in the number of restricted stock units that were converted to common stock due to the timing of long-term stock award grants.

Other

Other items impacting our effective income tax rate in 2020 primarily consist of non-deductible executive compensation expenses. The impact on our effective income tax rate for the nine months ended September 30, 2020, increased in magnitude from 2019 to 2020 primarily due to the decrease in pre-tax income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares outstanding:
Common shares	17,526,660	18,659,113	17,645,184	18,662,610
Vested restricted stock units	318,125	285,559	312,747	285,530
Basic number of weighted average shares outstanding	17,844,785	18,944,672	17,957,931	18,948,140
Dilutive effect of restricted stock and restricted stock units	4,980	6,194	15,160	19,412
Dilutive number of weighted average shares outstanding	17,849,765	18,950,866	17,973,091	18,967,552

For the three and nine months ended September 30, 2020 and September 30, 2019, there were no shares of restricted stock and restricted stock units that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive.

13.         STOCK REPURCHASES

There were no stock repurchases for the three months ended September 30, 2020 and 2019. The following table summarizes our stock repurchases for the nine months ended September 30, 2020 and 2019:

(Dollars in millions)	For the Nine Months Ended September 30,
	2020		2019
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	710,157	$300.6	225,915	$91.0
Other (2)	15,063	6.5	42,696	18.2
Total	725,220	$307.1	268,611	$109.2
(1)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On March 5, 2020, the board of directors authorized the repurchase of up to three million shares of our common stock in addition to the board’s prior authorizations. As of September 30, 2020, we had authorization to repurchase 3,059,556 shares of our common stock.
(2)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock	$0.4	$0.8	$1.5	$2.3
Restricted stock units	1.1	1.2	3.2	3.4
Total	$1.5	$2.0	$4.7	$5.7

A summary of the non-vested restricted stock activity is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2019	137,503	$125.04
Vested	(14,633)	182.61
Forfeited	(148)	360.67
Non-vested as of September 30, 2020	122,722	$117.89

A summary of the restricted stock unit activity is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2019	428,831	$132.99
Granted	5,870	436.89
Converted	(21,971)	105.97
Forfeited	(112)	434.60
Outstanding as of September 30, 2020	412,618	$138.67

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)

On October 2, 2020, a shareholder filed a putative class action complaint against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Eastern District of Michigan, Southern Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding the Company and its business, and seeking class certification, unspecified damages plus interest and attorney and expert witness fees and other costs on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired Credit Acceptance common stock from November 1, 2019 through August 28, 2020. We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this lawsuit. The Company intends to vigorously defend itself in this matter.

On May 7, 2019, we received a subpoena from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York. On July 30, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, both from the Consumer Frauds and Protection Bureau and the Investor Protection Bureau, relating to the Company’s origination and collection policies and procedures in the state of New York and its securitizations. On August 28, 2020, we were informed that one of the two additional subpoenas was being withdrawn. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

On April 22, 2019, we received a civil investigative demand from the Bureau of Consumer Financial Protection (the “Bureau”) seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs and credit reporting. On May 7, 2020, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. The Company raised various objections to the May 7, 2020 civil investigative demand, and on May 26, 2020, we were notified that it was withdrawn. On June 1, 2020, we received another civil investigative demand that was similar to the May 7, 2020 demand, and which raised many of the same objections. We formally petitioned the Bureau to modify the June 1, 2020 civil investigative demand. On September 3, 2020, the Director of the Bureau denied our petition to modify the June 1, 2020 civil investigative demand. We continue to cooperate with the investigation, but cannot predict the eventual scope, duration, or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

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

On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On April 3, 2020, we received a subpoena from the Attorney General of the State of Maryland relating to the Company’s origination and collection policies and procedures in the state of Maryland. On August 11, 2020, we received a subpoena from the Attorney General of the State of Maryland restating most of the requests contained in the March 18, 2016 and April 3, 2020 subpoenas, making additional requests, and expanding the inquiry to include 39 other states (Alabama, Alaska, Arizona, Arkansas, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, and Wisconsin) and the District of Columbia. Also on August 11, 2020, we received from the Attorney General of the State of New Jersey a subpoena that is essentially identical to the August 11, 2020 Maryland subpoena, both as to substance and as to the jurisdictions identified. We are cooperating with these inquiries and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from these investigations.

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

On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On November 20, 2017 we received a second civil investigative demand from the Office of the Attorney General seeking updated information on its original civil investigative demand, additional information related to the Company's origination and collection of Consumer Loans, and information regarding securitization activities. In connection with this inquiry, we were informed by representatives of the Office of the Attorney General that it believes that the Company may have engaged in unfair and deceptive acts or practices related to the origination and collection of auto loans, which may have caused some of the Company’s representations and warranties contained in securitization documents to be inaccurate. On July 22, 2020, we received a third civil investigative demand from the Office of the Attorney General seeking updates on previously produced data and additional information related to the Company's origination of Consumer Loans. On August 30, 2020, we were served with a complaint, filed by the Attorney General in Massachusetts Superior Court in Suffolk County, alleging that the Company engaged in unfair and deceptive trade practices in subprime auto lending, debt collection and asset-backed securitizations in the Commonwealth of Massachusetts, in violation of the Massachusetts Consumer Protection Law, M.G.L. c. 93A. The complaint seeks injunctive relief, restitution, disgorgement, civil penalties and payment of the Commonwealth’s attorney’s fees and costs. We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this lawsuit. The Company intends to vigorously defend itself in this matter.

An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity and results of operations.

16.        SUBSEQUENT EVENTS

On October 22, 2020, we completed a $600.0 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 1.8% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

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

For the three months ended September 30, 2020, consolidated net income was $242.1 million, or $13.56 per diluted share, compared to consolidated net income of $165.4 million, or $8.73 per diluted share, for the same period in 2019. For the nine months ended September 30, 2020, consolidated net income was $254.7 million, or $14.17 per diluted share, compared to consolidated net income of $494.2 million, or $26.06 per diluted share, for the same period in 2019.

COVID-19 continues to be widespread in the United States. In an effort to contain the virus, authorities implemented various measures, including travel bans, stay-at-home orders and shutdowns of non-essential businesses. These measures caused a significant decline in economic activity and a dramatic increase in unemployment. While the prevalence, severity and impact of such restrictions have lessened and unemployment rates have improved, uncertainty remains as to when economic conditions will return to normalcy and whether further restrictions may be required. Starting in mid-March, we experienced a substantial reduction in demand for our product and a significant decline in cash flows from our Loan portfolio that lasted through mid-April, after which collections and new loan volumes improved significantly. Starting in late July and continuing into October, we have experienced another substantial reduction in demand for our product. As the virus is not yet fully contained, the ultimate impact of the pandemic on our business is not yet known. The impact will depend on future developments, including, but not limited to, the duration of the pandemic, its severity, the actions to contain the disease or mitigate its impact, additional federal stimulus measures and enhanced unemployment benefits, if any, and the duration, timing and severity of the impact on consumer behavior and economic activity.

Results for the three and nine months ended September 30, 2020 include a reversal of provision for credit losses of $29.8 million and a provision for credit losses of $464.3 million, respectively, reflecting the adoption of CECL on January 1, 2020 and the impact of changes in the amount and timing of forecasted future net cash flows from our Loan portfolio. Under CECL, we are required to record a provision for credit losses for every new loan at the time that loan is originated equal to the difference between the amount we paid to acquire the loan and the present value of forecasted net cash flows using an effective interest rate prescribed under CECL. The effective interest rate under CECL is calculated assuming 100% of the contractually scheduled payments of each loan is received. Since we do not expect to receive this amount, the effective rate under CECL is higher than the rate we expect to earn. Using the higher effective rate prescribed by CECL to record the loan results in a value for each loan that is less than the amount we paid to acquire the loan. This difference is recorded as an allowance for credit losses along with a corresponding provision for credit losses. For the three and nine months ended September 30, 2020, we recorded provision for credit losses of $114.1 million and $426.2 million, respectively, related to new Consumer Loan assignments. Over the life of the loan, we expect to record an amount equivalent to this provision for credit losses as finance charge revenue, which will be recognized using the same effective interest rate used to record the loan.

The remaining reversal of provision for credit losses of $143.9 million and provision for credit losses of $38.1 million for the three and nine months ended September 30, 2020, respectively, reflect changes in our estimates of the amount and timing of future net cash flows from our Loan portfolio discussed below. Under CECL, the net present value of the change in our net cash flow forecast is recorded as a provision for credit losses or reversal of provision for credit losses.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2020 with the forecasts as of June 30, 2020, as of December 31, 2019 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2020	June 30, 2020	December 31, 2019	Initial Forecast	June 30, 2020	December 31, 2019	Initial Forecast
2011	74.8%	74.8%	74.8%	72.5%	0.0%	0.0%	2.3%
2012	73.8%	73.8%	73.9%	71.4%	0.0%	-0.1%	2.4%
2013	73.5%	73.5%	73.5%	72.0%	0.0%	0.0%	1.5%
2014	71.7%	71.7%	71.7%	71.8%	0.0%	0.0%	-0.1%
2015	65.2%	65.2%	65.4%	67.7%	0.0%	-0.2%	-2.5%
2016	63.7%	63.6%	64.1%	65.4%	0.1%	-0.4%	-1.7%
2017	64.1%	63.8%	64.8%	64.0%	0.3%	-0.7%	0.1%
2018	64.1%	63.5%	65.1%	63.6%	0.6%	-1.0%	0.5%
2019	64.5%	63.4%	64.6%	64.0%	1.1%	-0.1%	0.5%
2020 (2)	64.4%	62.2%	—	63.0%	2.2%	—	1.4%
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
(2)The forecasted collection rate for 2020 Consumer Loans as of September 30, 2020 includes both Consumer Loans that were in our portfolio as of June 30, 2020 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2020 Consumer Loan Assignment Period	September 30, 2020	June 30, 2020	Initial Forecast	June 30, 2020	Initial Forecast
January 1, 2020 through June 30, 2020	64.3%	62.2%	62.4%	2.1%	1.9%
July 1, 2020 through September 30, 2020	64.7%	—	64.4%	—	0.3%

Consumer Loans assigned in 2011 through 2013 and 2020 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates. For the three months ended September 30, 2020, forecasted collection rates improved for Consumer Loans assigned in 2017 through 2020 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2020, forecasted collection rates improved for Consumer Loans assigned in 2020, declined for Consumer Loans assigned in 2015 through 2018 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three and nine months ended September 30, 2020 and 2019 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Increase (Decrease) in Forecasted Net Cash Flows	2020	2019	2020	2019
Dealer Loans	$39.5	$(4.2)	$(36.5)	$(0.3)
Purchased Loans	99.0	6.8	(7.1)	32.6
Total	$138.5	$2.6	$(43.6)	$32.3

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the current period. While the adjustment to our forecast, which we continued to apply throughout the second and third quarters of 2020, represents our best estimate at this time, the COVID-19 pandemic has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio.
The following table summarizes changes in realized collections in each of the last ten months as compared to the same period in the previous year:

	Year over Year Percent Change
Month Ended	Front End Collections (1)	Total Collections
January 31, 2020	15.9%	20.0%
February 29, 2020	13.4%	13.2%
March 31, 2020	-1.3%	-3.1%
April 30, 2020	7.7%	-1.1%
May 31, 2020	9.1%	5.4%
June 30, 2020	17.5%	15.7%
July 31, 2020	22.7%	18.0%
August 31, 2020	8.4%	5.0%
September 30, 2020	15.9%	11.2%
October 28, 2020 Month-to-Date	12.8%	9.4%
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

When comparing year over year changes in collections on a monthly basis, variations in the calendar can have a meaningful impact on the results as collections fluctuate according to the day of the week. In addition, February 2020 had 29 days as compared to 28 days in the prior year. The following table presents year over year collection results after adjusting for these differences:

	Year over Year Percent Change
Month Ended	Front End Collections (1)	Total Collections
January 31, 2020	9.7%	13.3%
February 29, 2020	8.4%	9.0%
March 31, 2020	2.2%	-0.6%
April 30, 2020	7.8%	-0.4%
May 31, 2020	11.6%	8.2%
June 30, 2020	15.0%	12.3%
July 31, 2020	18.7%	14.8%
August 31, 2020	16.2%	12.5%
September 30, 2020	12.5%	7.6%
October 28, 2020 Month-to-Date	14.8%	9.9%
(1)      Represents collections realized on Consumer Loans that are either current or in the early stages of delinquency.

Starting in mid-March, we experienced a reduction in realized collections at the same time government authorities began to implement restrictions that limited economic activity. The reduction in Front End Collections reflects a lower volume of payments from customers while the reduction in Total Collections also includes lower realized collections from repossessions, which were temporarily suspended as the COVID-19 crisis began to unfold. Starting in mid-April, Front End Collections improved as federal stimulus and enhanced unemployment benefit payments were being distributed. Starting in August and continuing into October, the improvement in Front End Collections has declined as federal stimulus and enhanced unemployment benefit payments lapsed, and unemployment rates, while improving, remain above pre-pandemic levels.

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2011	15,686	7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020 (3)	24,007	10,483	59

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
(3)The averages for 2020 Consumer Loans include both Consumer Loans that were in our portfolio as of June 30, 2020 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2020 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2020 through June 30, 2020	$23,801	$10,349	59
July 1, 2020 through September 30, 2020	24,527	10,823	60

Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2020. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of September 30, 2020
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2011	74.8%	45.5%	29.3%	99.8%
2012	73.8%	46.3%	27.5%	99.6%
2013	73.5%	47.6%	25.9%	99.3%
2014	71.7%	47.7%	24.0%	98.8%
2015	65.2%	44.5%	20.7%	97.3%
2016	63.7%	43.8%	19.9%	92.2%
2017	64.1%	43.2%	20.9%	81.3%
2018	64.1%	43.5%	20.6%	63.0%
2019	64.5%	44.0%	20.5%	38.1%
2020 (3)	64.4%	43.7%	20.7%	11.1%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Presented as a percentage of total forecasted collections.
(3)The forecasted collection rate, advance rate and spread for 2020 Consumer Loans as of September 30, 2020 include both Consumer Loans that were in our portfolio as of June 30, 2020 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates and spreads for each of these segments:

	As of September 30, 2020
2020 Consumer Loan Assignment Period	Forecasted Collection %	Advance %	Spread %
January 1, 2020 through June 30, 2020	64.3%	43.5%	20.8%
July 1, 2020 through September 30, 2020	64.7%	44.1%	20.6%

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

The spread between the forecasted collection rate and the advance rate has ranged from 19.9% to 29.3%, on an annual basis, over the last 10 years. The spread was at the high end of this range in 2011, when the competitive environment was unusually favorable, and much lower during other years (2015 through 2020) when competition was more intense.

The following table compares our forecast of Consumer Loan collection rates as of September 30, 2020 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	September 30, 2020	Initial Forecast	Variance	September 30, 2020	Initial Forecast	Variance
2011	74.7%	72.4%	2.3%	76.4%	72.7%	3.7%
2012	73.7%	71.3%	2.4%	75.9%	71.4%	4.5%
2013	73.4%	72.1%	1.3%	74.3%	71.6%	2.7%
2014	71.6%	71.9%	-0.3%	72.5%	70.9%	1.6%
2015	64.6%	67.5%	-2.9%	68.9%	68.5%	0.4%
2016	62.9%	65.1%	-2.2%	65.9%	66.5%	-0.6%
2017	63.5%	63.8%	-0.3%	65.7%	64.6%	1.1%
2018	63.6%	63.6%	0.0%	65.2%	63.5%	1.7%
2019	64.1%	63.9%	0.2%	65.2%	64.2%	1.0%
2020	64.1%	62.9%	1.2%	64.9%	63.2%	1.7%

(1)The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of September 30, 2020 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2011	74.7%	45.1%	29.6%	76.4%	49.3%	27.1%
2012	73.7%	46.0%	27.7%	75.9%	50.0%	25.9%
2013	73.4%	47.2%	26.2%	74.3%	51.5%	22.8%
2014	71.6%	47.2%	24.4%	72.5%	51.8%	20.7%
2015	64.6%	43.4%	21.2%	68.9%	50.2%	18.7%
2016	62.9%	42.1%	20.8%	65.9%	48.6%	17.3%
2017	63.5%	42.1%	21.4%	65.7%	45.8%	19.9%
2018	63.6%	42.7%	20.9%	65.2%	45.2%	20.0%
2019	64.1%	43.1%	21.0%	65.2%	45.6%	19.6%
2020	64.1%	42.7%	21.4%	64.9%	45.3%	19.6%

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

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.0 to 1 as of September 30, 2020. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last seven quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2019	0.4%	5.1%
June 30, 2019	0.0%	5.6%
September 30, 2019	0.4%	7.6%
December 31, 2019	-5.3%	1.1%
March 31, 2020	-10.1%	-4.5%
June 30, 2020	5.7%	5.2%
September 30, 2020	-8.8%	-4.7%

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

Unit and dollar volumes declined 8.8% and 4.7%, respectively, during the third quarter of 2020 as the number of active Dealers declined 6.5% while average unit volume per active Dealer declined 2.2%. Dollar volume declined less than unit volume during the third quarter of 2020 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned, primarily due to increases in the average vehicle selling price and average initial loan term and an increase in Purchased Loans as a percentage of total unit volume.

The following table summarizes changes in Consumer Loan assignment unit volume in each of the last ten months as compared to the same period in the previous year:

Year over Year Percent Change
Month Ended	Unit Volume
January 31, 2020	-0.7%
February 29, 2020	0.9%
March 31, 2020	-22.3%
April 30, 2020	-22.3%
May 31, 2020	20.2%
June 30, 2020	22.4%
July 31, 2020	4.4%
August 31, 2020	-17.4%
September 30, 2020	-13.8%
October 28, 2020 Month-to-Date	-17.3%

We believe the declines in unit volume for the months ended March 31, 2020 and April 30, 2020 were primarily due to the impact of COVID-19, which resulted in many Dealers temporarily closing or restricting their operations and a deterioration in consumer demand for Dealers that remained open. During the latter part of April and continuing into July, unit volumes improved. We believe the improvement resulted from a combination of Dealers gradually reopening their operations and the distribution of federal stimulus and enhanced unemployment benefit payments. Starting in late July and continuing into October, we have experienced another significant decline in unit volume as federal stimulus and enhanced unemployment benefit payments lapsed, Dealer inventories declined and used vehicle prices increased.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Consumer Loan unit volume	78,737	86,331	-8.8%	278,068	291,788	-4.7%
Active Dealers (1)	8,930	9,555	-6.5%	11,988	12,553	-4.5%
Average volume per active Dealer	8.8	9.0	-2.2%	23.2	23.2	0.0%

Consumer Loan unit volume from Dealers active both periods	64,517	70,269	-8.2%	243,493	262,849	-7.4%
Dealers active both periods	6,248	6,248	—	9,068	9,068	—
Average volume per Dealer active both periods	10.3	11.2	-8.2%	26.9	29.0	-7.4%

Consumer Loan unit volume from Dealers not active both periods	14,220	16,062	-11.5%	34,575	28,939	19.5%
Dealers not active both periods	2,682	3,307	-18.9%	2,920	3,485	-16.2%
Average volume per Dealer not active both periods	5.3	4.9	8.2%	11.8	8.3	42.2%
(1)    Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Consumer Loan unit volume from new active Dealers	2,423	3,455	-29.9%	21,295	30,632	-30.5%
New active Dealers (1)	630	951	-33.8%	2,122	3,183	-33.3%
Average volume per new active Dealer	3.8	3.6	5.6%	10.0	9.6	4.2%

Attrition (2)	-18.6%	-16.2%		-9.9%	-9.7%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last seven quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2019	67.4%	32.6%	65.0%	35.0%
June 30, 2019	66.7%	33.3%	63.7%	36.3%
September 30, 2019	67.2%	32.8%	64.1%	35.9%
December 31, 2019	67.4%	32.6%	64.0%	36.0%
March 31, 2020	64.9%	35.1%	60.5%	39.5%
June 30, 2020	62.5%	37.5%	59.1%	40.9%
September 30, 2020	64.1%	35.9%	60.9%	39.1%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of September 30, 2020 and December 31, 2019, the net Dealer Loans receivable balance was 61.5% and 62.8%, respectively, of the total net Loans receivable balance.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue:
Finance charges	$404.4	$349.9	$54.5	15.6%
Premiums earned	15.1	12.9	2.2	17.1%
Other income	7.0	15.9	(8.9)	-56.0%
Total revenue	426.5	378.7	47.8	12.6%
Costs and expenses:
Salaries and wages (1)	46.6	47.9	(1.3)	-2.7%
General and administrative (1)	17.2	17.2	—	—%
Sales and marketing (1)	16.6	16.6	—	—%
Provision for credit losses	(29.8)	19.3	(49.1)	-254.4%
Interest	46.8	50.4	(3.6)	-7.1%
Provision for claims	10.7	8.2	2.5	30.5%
Total costs and expenses	108.1	159.6	(51.5)	-32.3%
Income before provision for income taxes	318.4	219.1	99.3	45.3%
Provision for income taxes	76.3	53.7	22.6	42.1%
Net income	$242.1	$165.4	$76.7	46.4%
Net income per share:
Basic	$13.57	$8.73	$4.84	55.4%
Diluted	$13.56	$8.73	$4.83	55.3%
Weighted average shares outstanding:
Basic	17,844,785	18,944,672	(1,099,887)	-5.8%
Diluted	17,849,765	18,950,866	(1,101,101)	-5.8%

(1) Operating expenses	$80.4	$81.7	$(1.3)	-1.6%

Finance Charges. The increase of $54.5 million, or 15.6%, was primarily the result of increases in the average net Loans receivable balance and the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2020	2019	Change
Average net Loans receivable balance	$6,823.8	$6,480.4	$343.4
Average yield on our Loan portfolio	23.7%	21.6%	2.1%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended September 30, 2020:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2020
Due to an increase in the average net Loans receivable balance	$18.4
Due to an increase in the average yield	36.1
Total increase in finance charges	$54.5

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the three months ended September 30, 2020 increased as compared to the same period in 2019 primarily due to our adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Other Income. The decrease of $8.9 million, or 56.0%, was primarily due to a decrease in ancillary product profit sharing income due to an increase in average vehicle service contract claim rates, a decrease in remarketing fees due to a decrease in involuntary repossessions due to COVID-19 and a decrease in interest income earned on restricted cash and cash equivalents primarily due to a decline in benchmark interest rates.

Provision for Credit Losses. The decrease of $49.1 million, or 254.4%, was primarily due an improvement in Consumer Loan performance, partially offset by the impact of our adoption of CECL on January 1, 2020.

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

(In millions)	For the Three Months Ended September 30,
Provision for Credit Losses	2020	2019	Change
New Consumer Loan assignments	$114.1	$—	$114.1
Forecast changes	(143.9)	19.3	(163.2)
Total	$(29.8)	$19.3	$(49.1)

For additional information, see Note 3 and Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Interest. The decrease of $3.6 million, or 7.1%, was primarily due to a decrease in our average cost of debt, partially offset by an increase in our average outstanding debt principal balance, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2020	2019	Change
Interest expense	$46.8	$50.4	$(3.6)
Average outstanding debt principal balance (1)	4,760.9	4,255.5	505.4
Average cost of debt	3.9%	4.7%	-0.8%

(1)Includes the unamortized debt discount and excludes deferred debt issuance costs.

The decrease in our average cost of debt was primarily the result of a change in the mix of our outstanding debt. The increase in the average outstanding debt principal balance was primarily due to borrowings used to fund the growth in our Loan portfolio and stock repurchases.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue:
Finance charges	$1,144.5	$1,013.3	$131.2	12.9%
Premiums earned	42.2	38.2	4.0	10.5%
Other income	35.2	51.6	(16.4)	-31.8%
Total revenue	1,221.9	1,103.1	118.8	10.8%
Costs and expenses:
Salaries and wages (1)	140.4	143.9	(3.5)	-2.4%
General and administrative (1)	46.8	47.9	(1.1)	-2.3%
Sales and marketing (1)	53.9	53.1	0.8	1.5%
Provision for credit losses	464.3	49.2	415.1	843.7%
Interest	146.9	145.2	1.7	1.2%
Provision for claims	28.8	23.1	5.7	24.7%
Loss on extinguishment of debt	7.4	—	7.4	—%
Total costs and expenses	888.5	462.4	426.1	92.1%
Income before provision for income taxes	333.4	640.7	(307.3)	-48.0%
Provision for income taxes	78.7	146.5	(67.8)	-46.3%
Net income	$254.7	$494.2	$(239.5)	-48.5%
Net income per share:
Basic	$14.18	$26.08	$(11.90)	-45.6%
Diluted	$14.17	$26.06	$(11.89)	-45.6%
Weighted average shares outstanding:
Basic	17,957,931	18,948,140	(990,209)	-5.2%
Diluted	17,973,091	18,967,552	(994,461)	-5.2%

(1) Operating expenses	$241.1	$244.9	(3.8)	-1.6%

Finance Charges. The increase of $131.2 million, or 12.9%, was primarily the result of increases in the average net Loans receivable balance and the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2020	2019	Change
Average net Loans receivable balance	$6,724.3	$6,216.2	$508.1
Average yield on our Loan portfolio	22.7%	21.7%	1.0%

The following table summarizes the impact each component had on the overall increase in finance charges for the nine months ended September 30, 2020:

(In millions)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2020
Due to an increase in the average net Loans receivable balance	$82.8
Due to an increase in the average yield	48.4
Total increase in finance charges	$131.2

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on our Loan portfolio for the nine months ended September 30, 2020 increased as compared to the same period in 2019 primarily due to our adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Other Income. The decrease of $16.4 million, or 31.8%, was primarily due to a decrease in ancillary product profit sharing income due to an increase in average vehicle service contract claim rates, a decrease in interest income earned on restricted cash and cash equivalents primarily due to a decline in benchmark interest rates and a decrease in remarketing fees due to a decrease in involuntary repossessions due to COVID-19.

Provision for Credit Losses. The increase of $415.1 million, or 843.7%, was primarily due to the impact of our adoption of CECL on January 1, 2020.

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

(In millions)	For the Nine Months Ended September 30,
Provision for Credit Losses	2020	2019	Change
New Consumer Loan assignments	$426.2	$—	$426.2
Forecast changes	38.1	49.2	(11.1)
Total	$464.3	$49.2	$415.1

For additional information, see Note 3 and Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Loss on Extinguishment of Debt. For the nine months ended September 30, 2020, we recognized a loss on extinguishment of debt of $7.4 million related to the redemption of the 2023 senior notes in March 2020. We used the net proceeds from the December 2019 issuance of the 2024 senior notes, together with borrowings under our revolving credit facilities, to fund the redemption of the 2023 senior notes. For additional information, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Provision for Income Taxes. For the nine months ended September 30, 2020, our effective income tax rate increased to 23.6% from 22.9% for the nine months ended September 30, 2019. The increase was primarily due to the impact of tax benefits related to our stock-based compensation plan and non-deductible expenses on our effective income tax rate, which increased in magnitude from 2019 to 2020 primarily due to a decrease in pre-tax income. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of September 30, 2020. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

On October 22, 2020, we completed a $600.0 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 1.8% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

Cash and cash equivalents as of September 30, 2020 and December 31, 2019 was $8.9 million and $187.4 million, respectively. As of September 30, 2020 and December 31, 2019, we had $1,139.3 million and $1,565.0 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased $80.5 million to $4,619.3 million as of September 30, 2020 from $4,538.8 million as of December 31, 2019 primarily due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of September 30, 2020 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2020	$353.2
2021	1,111.6
2022	1,686.0
2023	693.5
2024	400.0
Over five years	400.0
Total	$4,644.3

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

The accounting for finance charge revenue and allowance for credit losses involves significant estimates related to the amount and timing of future collections and Dealer Holdback payments. During the first quarter of 2020, we reduced forecasted collection rates to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. In addition, we adopted CECL on January 1, 2020, which changed our accounting policies for finance charge revenue and allowance for credit losses. Our provision for credit losses for the nine months ended September 30, 2020, included:
•$426.2 million provision for credit losses on new Consumer Loan assignments related to our adoption of CECL on January 1, 2020, which reduced consolidated net income by $328.2 million, or $18.26 per diluted share; and
•$196.8 million provision for credit losses on forecasts changes during the first quarter of 2020 primarily related to the COVID-19 forecast adjustment, which reduced consolidated net income by $151.5 million, or $8.33 per diluted share.

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

•The phaseout of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, could result in a material adverse effect on our business.

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

•The outbreak of COVID-19 has adversely impacted our business, and the continuance of this pandemic, or any future outbreak of any contagious diseases or other public health emergency, could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

The outbreak of COVID-19 has adversely impacted our business, and the continuance of this pandemic, or any future outbreak of any contagious diseases or other public health emergency, could materially and adversely affect our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has caused a deterioration in the U.S. economy and our industry and resulted in a period of substantial economic and financial turmoil. The ultimate impact of this event on our business and the duration and future severity of the economic downturn caused by the pandemic are uncertain; however, it is likely that the pandemic will continue to adversely affect our business, team members, current and potential consumers, automobile dealers, and vendors, as well as our financial condition, liquidity, and results of operations. Many of our team members, consumers, automobile dealers, and vendors are located in areas impacted by COVID-19.

In an attempt to contain COVID-19, state governments have implemented social distancing guidelines, travel bans and restrictions, quarantines, stay-at-home orders and shutdowns of non-essential businesses. These actions have caused economic hardship in the areas in which they have been implemented and have led to an increase in unemployment and resulted in many consumers delaying payments or re-allocating resources, leading to a significant decrease in our realized collections. While the prevalence, severity and impact of such restrictions have lessened and unemployment rates have improved, uncertainty remains as to when economic conditions will return to normalcy and whether further restrictions may be required. We have worked with our consumers to provide relief where possible, including the temporary suspension of involuntary vehicle repossessions, late fees and suit starts. Additionally, many automobile dealers have been required to temporarily close or restrict their operations, and even for dealerships that remained open, consumer demand has deteriorated. As a result, we have experienced a significant decline in Consumer Loan assignments. The COVID-19 pandemic has also caused us to modify our business practices in an effort to increase team member safety, including reconfiguring workstations to increase physical distance between team members, where permitted, allowing team members to work remotely, limiting travel, and canceling physical participation in meetings and events, and we may take further actions as required by government authorities or that we determine are in the best interests of our team members. Our business operations may be disrupted further if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, or other restrictions in connection with the COVID-19 pandemic.

There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform certain functions could be negatively impacted. While the duration and potential future impact of the COVID-19 pandemic on the U.S. economy and our industry in particular are difficult to assess or predict, the pandemic has resulted in significant disruption of financial markets, which may reduce our ability to access capital or our consumers’ ability to repay past or future Consumer Loans, and could negatively affect our liquidity and results of operations. In addition, a recession or further financial market correction resulting from the COVID-19 pandemic could adversely affect demand for used vehicles. A continued disruption in our workforce, decrease in collections from our consumers or decline in Consumer Loan assignments could cause a material adverse effect on our financial position, liquidity, and results of operations.

The COVID-19 pandemic continues to evolve, and we will continue to monitor the situation closely. The ultimate impact of this pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to, the duration of the pandemic, its severity, the actions to contain the disease or mitigate its impact, related restrictions on travel, additional federal stimulus measures and enhanced unemployment benefits, if any, and the duration, timing and severity of the impact on consumer behavior, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, financial position, liquidity, and results of operations, though the full extent and duration is uncertain. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The COVID-19 pandemic, or any future outbreak of any contagious diseases or other public health emergency, could continue to, and may materially, adversely affect our business, financial condition, liquidity and results of operations.

ITEM 6.          EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 6, 2020).
4.113	Amendment No. 4 to the Sixth Amended and Restated Loan and Security Agreement, dated as of June 25, 2020, by and among CAC Warehouse Funding Corporation II, the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.114	Fourth Amendment to Loan and Security Agreement, dated as of June 26, 2020, among the Company, CAC Warehouse Funding LLC VII, the lenders and managing agents from time to time party thereto and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.115	Sixth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 30, 2020, among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.116	Indenture dated as of July 23, 2020, between Credit Acceptance Auto Loan Trust 2020-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.116 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.117	Sale and Servicing Agreement, dated as of July 23, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Funding LLC 2020-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.118	Backup Servicing Agreement, dated as of July 23, 2020, among the Company, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Auto Loan Trust 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.119	Amended and Restated Trust Agreement, dated as of July 23, 2020, among Credit Acceptance Funding LLC 2020-2 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.120	Sale and Contribution Agreement, dated as of July 23, 2020, between the Company and Credit Acceptance Funding LLC 2020-2 (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.121	Amended and Restated Intercreditor Agreement, dated July 23, 2020, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent, Citizens Bank, N.A., as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.122	Indenture dated as of October 22, 2020, between Credit Acceptance Auto Loan Trust 2020-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.123	Sale and Servicing Agreement dated as of October 22, 2020 among the Company, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Funding LLC 2020-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.124	Backup Servicing Agreement dated as of October 22, 2020, among the Company, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Auto Loan Trust 2020-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.125	Amended and Restated Trust Agreement dated as of October 22, 2020, between Credit Acceptance Funding LLC 2020-3 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.125 to the Company’s Current Report on Form 8-K filed October 27, 2020).

4.126	Sale and Contribution Agreement dated as of October 22, 2020, between the Company and Credit Acceptance Funding LLC 2020-3 (incorporated by reference to Exhibit 4.126 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.127
Amended and Restated Intercreditor Agreement dated October 22, 2020, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent, Citizens Bank, N.A., as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.127 to the Company’s Current Report on Form 8-K filed October 27, 2020).

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

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	October 29, 2020