Form 10-K
period 2020-12-31
CREDIT ACCEPTANCE CORP
filed 2021-02-12
CIK 885550

_________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of 9,886,968 shares of the registrant's common stock held by non-affiliates on June 30, 2020 was approximately $4,142.7 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At February 4, 2021, there were 16,818,933 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pertaining to the 2021 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).
_________________________________________________________________________________________________________________

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2020

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

Credit Acceptance was founded to collect retail installment contracts (referred to as “Consumer Loans”) originated by automobile dealerships owned by Donald Foss, our founder and former Chairman of the Board.  During the 1980s, we began to market this service to non-affiliated dealers and, at the same time, began to offer dealers a non-recourse cash payment (referred to as an “advance”) against anticipated future collections on Consumer Loans serviced for that dealer.

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2020	2019	2018
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	94.9%	95.9%	95.6%

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2018	69.7%	30.3%	67.2%	32.8%
2019	67.2%	32.8%	64.3%	35.7%
2020	64.1%	35.9%	60.6%	39.4%

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
•a cash advance from us; and
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

Revenue Sources

Credit Acceptance derives its revenues from the following principal sources:

•Finance charges, which are comprised of: (1) interest income earned on Loans; (2) administrative fees earned from ancillary products; (3) program fees charged to Dealers under the Portfolio Program; (4) Consumer Loan assignment fees charged to Dealers; and (5) direct origination costs incurred on Dealer Loans;
•Premiums earned on the reinsurance of vehicle service contracts; and
•Other income, which primarily consists of ancillary product profit sharing, remarketing fees, Dealer enrollment fees, interest, Dealer support products and services and, until the second quarter of 2019, GPS Starter Interrupt Devices (“GPS-SID”) fees.  For additional information, see Note 8 to the consolidated financial statements contained in Item 8 to this Form 10-K, which is incorporated herein by reference.

The following table sets forth the percent relationship to total revenue of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue	2020	2019	2018
Finance charges	93.6%	92.0%	91.5%
Premiums earned	3.4%	3.4%	3.6%
Other income	3.0%	4.6%	4.9%
Total revenue	100.0%	100.0%	100.0%

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

For the Years Ended December 31,	Dealer Enrollments	Active Dealers (1)
2018	4,671	12,528
2019	4,482	13,399
2020	3,413	12,690

(1)Active Dealers are Dealers who have received funding for at least one Loan during the period.

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

The typical Dealer servicing agreement may be terminated by us or by the Dealer upon written notice.  We may terminate the Dealer servicing agreement immediately in the case of an event of default by the Dealer.  Events of default include, among other things:

•the Dealer's refusal to allow us to audit its records relating to the Consumer Loans assigned to us;
•the Dealer, without our consent, is dissolved; merges or consolidates with an entity not affiliated with the Dealer; or sells a material part of its assets outside the course of its business to an entity not affiliated with the Dealer; or
•the appointment of a receiver for, or the bankruptcy or insolvency of, the Dealer.

While a Dealer can cease assigning Consumer Loans to us at any time without terminating the Dealer servicing agreement, if the Dealer elects to terminate the Dealer servicing agreement or in the event of a default, we have the right to require that the Dealer immediately pay us:

•any unreimbursed collection costs on Dealer Loans;
•any unpaid advances and all amounts owed by the Dealer to us; and
•a termination fee equal to 15% of the then outstanding amount of the Consumer Loans assigned to us.

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

All Consumer Loans submitted to us for assignment are processed through our Credit Approval Processing System (“CAPS”).  CAPS allows Dealers to input a consumer’s credit application and view the response from us via the Internet.  CAPS allows Dealers to: (1) receive a quick approval from us; (2) interact with our proprietary credit scoring system to optimize the structure of each transaction prior to delivery; and (3) create, electronically execute and print legally compliant Consumer Loan documents.  All responses include the amount of funding (advance for a Dealer Loan or purchase price for a Purchased Loan), as well as any stipulations required for funding.  The amount of funding is determined using a formula which considers a number of factors including the timing and amount of cash flows expected on the related Consumer Loan and our target return on capital at the time a Consumer Loan is submitted to us for assignment.  The estimated future cash flows are determined based upon our proprietary credit scoring system, which considers numerous variables, including attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information and other factors, to calculate a composite credit score that corresponds to an expected collection rate.  Our proprietary credit scoring system forecasts the collection rate based upon the historical performance of Consumer Loans in our portfolio that share similar characteristics.  The performance of our proprietary credit scoring system is evaluated monthly by comparing projected to actual Consumer Loan performance.  Adjustments are made to our proprietary credit scoring system as necessary.  For additional information on adjustments to forecasted collection rates, please see the Critical Accounting Estimates section in Item 7 of this Form 10-K, which is incorporated herein by reference.

While a Dealer can submit any legally compliant Consumer Loan to us for assignment, the decision whether to provide funding to the Dealer and the amount of any funding is made solely by us.  Through our Dealer Service Center, we perform all significant functions relating to the processing of the Consumer Loan applications and bear certain costs of Consumer Loan assignment, including the cost of assessing the adequacy of Consumer Loan documentation, compliance with our underwriting guidelines and the cost of verifying employment, residence and other information provided by the Dealer.

We audit Consumer Loan files for compliance with our underwriting guidelines on a daily basis in order to assess whether our Dealers are operating in accordance with the terms and conditions of our Dealer servicing agreement.  We occasionally identify breaches of the Dealer servicing agreement and depending upon the circumstances, and at our discretion, we may:

•change pricing or charge the Dealer fees for future Consumer Loan assignments;
•reassign the Consumer Loans back to the Dealer and require repayment of the related advances and/or purchase payments; or
•terminate our relationship with the Dealer.

Consumer Loans that have been assigned to us can be reassigned back to the Dealer, at the Dealer’s discretion, as follows:

•an individual Consumer Loan may be reassigned within 180 days of assignment. We require repayment of the related advance or purchase payment and, if requested more than 90 days after assignment, payment of a fee; and
•all Consumer Loans assigned under the Portfolio Program may be reassigned through termination of the Dealer servicing agreement, as described under "Dealer Servicing Agreement," above.

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

Servicing.  Our largest group of collectors services Consumer Loans that are in the early stages of delinquency. Collection efforts typically consist of placing a call to the consumer within one day of the missed payment due date, although efforts may begin later for some segments of accounts. Consumer Loans are segmented into dialing pools by various phone contact profiles in an effort to efficiently contact the consumer. We utilize text messaging and email as additional means to contact the consumer. Our collectors work with consumers to attempt to reach a solution that will help them avoid becoming further past due and get them current where possible.

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

Collectors service Consumer Loans through our servicing platform, which consists of the following two systems:

•The collection system, which assigns Consumer Loans to collectors through a predictive dialer and records all collection activity, including:
•details of past phone conversations with the consumer;
•collection letters sent;
•promises to pay;
•broken promises;
•repossession orders; and
•collection attorney activity.

•The servicing system, which maintains a record of all transactions relating to Consumer Loan assignments and is a primary source of data utilized to:
•determine the outstanding balance of the Consumer Loans;
•forecast future collections;
•analyze the profitability of our program; and
•evaluate our proprietary credit scoring system.

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

Customer and Geographic Concentrations

No single Dealer accounted for more than 10% of total revenues during any of the last three years.  Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2020 or 2019.  The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealers during 2020, 2019 and 2018:

	For the Year Ended December 31, 2020
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$325.2	8.9%	775	6.1%
Ohio	236.7	6.5%	853	6.7%
New York	234.2	6.4%	765	6.0%
Texas	215.9	5.9%	927	7.3%
Tennessee	179.8	4.9%	490	3.9%
All other states	2,449.4	67.4%	8,880	70.0%
Total	$3,641.2	100.0%	12,690	100.0%
	For the Year Ended December 31, 2019
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$359.9	9.5%	838	6.3%
Ohio	265.2	7.0%	898	6.7%
New York	245.6	6.5%	778	5.8%
Texas	201.5	5.3%	918	6.9%
New Jersey	188.7	5.0%	363	2.7%
All other states	2,511.3	66.7%	9,604	71.6%
Total	$3,772.2	100.0%	13,399	100.0%
	For the Year Ended December 31, 2018
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$364.1	10.1%	804	6.4%
Ohio	260.1	7.2%	858	6.8%
New York	229.4	6.4%	726	5.8%
Texas	196.7	5.5%	847	6.8%
Indiana	167.4	4.7%	428	3.4%
All other states	2,378.1	66.1%	8,865	70.8%
Total	$3,595.8	100.0%	12,528	100.0%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Active Dealers are Dealers who have received funding for at least one Loan during the year.

Geographic Financial Information

For the three years ended December 31, 2020, 2019 and 2018, all of our revenues were derived from the United States.  As of December 31, 2020 and 2019, all of our long-lived assets were located in the United States.

Seasonality

Our business is seasonal with peak Consumer Loan assignments and collections occurring during the first quarter of the year. Prior to 2020, this seasonality did not have a material impact on our interim results. However, upon adoption of the current expected credit loss (“CECL”) model on January 1, 2020, this seasonality has a material impact on our interim results, as we are required to recognize a significant provision for credit losses expense at the time of assignment. For additional information, see Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

We are subject to supervision by the Bureau of Consumer Financial Protection (the “Bureau”). The Bureau has rulemaking and enforcement authority over certain non-depository institutions, including us.  The Bureau is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Bureau also may restrict the use of pre-dispute mandatory arbitration clauses in contracts between covered persons and consumers for a consumer financial product or service.  The Bureau also has authority to interpret, enforce and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business.

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

•On May 7, 2019, we received a subpoena from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York. On July 30, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, both from the Consumer Frauds and Protection Bureau and the Investor Protection Bureau, relating to the Company’s origination and collection policies and procedures in the state of New York and its securitizations. On August 28, 2020, we were informed that one of the two additional subpoenas was being withdrawn. On November 16, 2020, we received an additional subpoena for documents from the Office of the New York State Attorney General. On November 19, 2020, the Company received a letter from the Office of the New York State Attorney General stating that the New York State Attorney General is considering bringing claims against the Company under the Dodd-Frank Wall Street Reform and Consumer Protection Act, New York Executive Law § 63(12), the New York Martin Act and New York General Business Law § 349 in connection with the Company’s origination and securitization practices. On December 9, 2020, we responded to the New York State Attorney General’s letter disputing the assertions contained therein. On December 21, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, one relating to data and the other seeking testimony.

•On April 22, 2019, we received a civil investigative demand from the Bureau seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs and credit reporting. On May 7, 2020, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. The Company raised various objections to the May 7, 2020 civil investigative demand, and on May 26, 2020, we were notified that it was withdrawn. On June 1, 2020, we received another civil investigative demand that was similar to the May 7, 2020 demand, and which raised many of the same objections. We formally petitioned the Bureau to modify the June 1, 2020 civil investigative demand. On September 3, 2020, the Director of the Bureau denied our petition to modify the June 1, 2020 civil investigative demand. On December 23, 2020, we received a civil investigative demand for investigational hearings in connection with the Bureau’s investigation. The Company objected to certain portions of the civil investigative demands for hearings and, on January 19, 2021, the Bureau notified the Company that it had withdrawn such portions from the December 23, 2020 civil investigative demands.

•On August 14, 2017, we received a subpoena from the Attorney General of the State of Mississippi, relating to the origination and collection of non-prime auto loans in the state of Mississippi. The Company cooperated with the inquiry. On April 23, 2019, the Attorney General of the State of Mississippi, on behalf of the State of Mississippi, filed a complaint in the Chancery Court of the First Judicial District of Hinds County, Mississippi, alleging that the Company engaged in unfair and deceptive trade practices in subprime auto lending, loan servicing, vehicle repossession and debt collection in the State of Mississippi in violation of the Mississippi Consumer Protection Act. The complaint seeks injunctive relief, including civil penalties and disgorgement, and payment of the State’s attorney’s fees and costs.

•On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On April 3, 2020, we received a subpoena from the Attorney General of the State of Maryland relating to the Company’s origination and collection policies and procedures in the state of Maryland. On August 11, 2020, we received a subpoena from the Attorney General of the State of Maryland restating most of the requests contained in the March 18, 2016 and April 3, 2020 subpoenas, making additional requests, and expanding the inquiry to include 40 other states (Alabama, Alaska, Arizona, Arkansas, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, and Wisconsin) and the District of Columbia. Also on August 11, 2020, we received from the Attorney General of the State of New Jersey a subpoena that is essentially identical to the August 11, 2020 Maryland subpoena, both as to substance and as to the jurisdictions identified.

•On December 9, 2014, we received a civil investigative subpoena from the U.S. Department of Justice pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 directing us to produce certain information relating to subprime automotive finance and related securitization activities.

•On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On November 20, 2017 we received a second civil investigative demand from the Office of the Attorney General seeking updated information on its original civil investigative demand, additional information related to the Company’s origination and collection of Consumer Loans, and information regarding securitization activities. In connection with this inquiry, we were informed by representatives of the Office of the Attorney General that it believes that the Company may have engaged in unfair and deceptive acts or practices related to the origination and collection of auto loans, which may have caused some of the Company’s representations and warranties contained in securitization documents to be inaccurate. On July 22, 2020, we received a third civil investigative demand from the Office of the Attorney General seeking updates on previously produced data and additional information related to the Company’s origination of Consumer Loans. On August 30, 2020, we were served with a complaint, filed by the Attorney General in Massachusetts Superior Court in Suffolk County, alleging that the Company engaged in unfair and deceptive trade practices in subprime auto lending, debt collection and asset-backed securitizations in the Commonwealth of Massachusetts, in violation of the Massachusetts Consumer Protection Law, M.G.L. c. 93A. The complaint seeks injunctive relief, restitution, disgorgement, civil penalties and payment of the Commonwealth’s attorney’s fees and costs.

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

Support. The support function includes team members that are responsible for information technology, finance, human resources, analytics, corporate legal and compliance activities.

The table below presents team members by operating function:

	Number of Team Members As of December 31,
Operating Function	2020	2019	2018
Originations	536	577	584
Servicing	925	812	884
Support	572	627	572
Total	2,033	2,016	2,040

As of December 31, 2020, we had 2,033 full and part-time team members.  Our team members have no union affiliations and we believe our relationship with our team members is in good standing. We strive to create a work environment that is pleasant, professional, and free from intimidation, hostility, or other offenses that may interfere with work performance. All team members complete non-discrimination and anti-harassment training, promoting a safe and inclusive work environment.

Our Company is highly diverse, as more than half of our team members are women, and more than half belong to a minority ethnicity. Our team members reflect diversity of nationality, faith, age and sexual orientation. We believe that our workplace is naturally diverse and inclusive due to our practices of maintaining open and transparent communication and fostering a climate in which all team members are welcome to speak up and contribute. We place great importance on listening to our team members, as we believe that “the people doing the work know the most about it.” We encourage participation in periodic anonymous surveys to gain honest feedback about our workplace from our team members, and we use this feedback to generate ideas for improvement. Our Company’s culture attracts talented people and enables them to perform to their potential. We have been honored to receive several workplace awards in recent years.

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

ITEM 1A.    RISK FACTORS

Industry, Operational and Macroeconomic Risks

The outbreak of COVID-19 has adversely impacted our business, and the continuance of this pandemic, or any future outbreak of any contagious diseases or other public health emergency, could materially and adversely affect our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has caused a deterioration in the U.S. economy and our industry and resulted in a period of substantial economic and financial turmoil. The ultimate impact of this event on our business and the duration and future severity of the economic downturn caused by the pandemic are uncertain; however, the pandemic has adversely affected, and it is likely that the pandemic will continue to adversely affect, our business, team members, current and potential consumers, automobile dealers, and vendors, as well as our financial condition, liquidity, and results of operations.

In an attempt to contain COVID-19, state governments have implemented social distancing guidelines, travel bans and restrictions, quarantines, stay-at-home orders and shutdowns of non-essential businesses. These actions have caused economic hardship in the areas in which they have been implemented and have led to an increase in unemployment and resulted in many consumers delaying payments or re-allocating resources, leading to a decrease in our realized collections. While the prevalence, severity and impact of such restrictions have lessened and unemployment rates have improved, uncertainty remains as to when economic conditions will return to normalcy and whether further restrictions may be required. We have worked with our consumers to provide relief where possible, including the temporary suspension of involuntary vehicle repossessions, late fees and suit starts. Additionally, many automobile dealers have been required to temporarily close or restrict their operations, and even for dealerships that remained open, consumer demand has deteriorated. As a result, we have experienced a significant decline in Consumer Loan assignments. The COVID-19 pandemic has also caused us to modify our business practices in an effort to increase team member safety, including reconfiguring workstations to increase physical distance between team members, where permitted, allowing team members to work remotely, limiting travel, and canceling physical participation in meetings and events, and we may take further actions as required by government authorities or that we determine are in the best interests of our team members. Our business operations may be disrupted further if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, or other restrictions in connection with the COVID-19 pandemic.

There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform certain functions could be negatively impacted. While the duration and potential future impact of the COVID-19 pandemic on the U.S. economy and our industry in particular are difficult to assess or predict, the pandemic has resulted in disruption of financial markets, which may reduce our ability to access capital or our consumers’ ability to repay past or future Consumer Loans, and could negatively affect our liquidity and results of operations. In addition, a recession or further financial market correction resulting from the COVID-19 pandemic could adversely affect demand for used vehicles. A continued disruption in our workforce, decrease in collections from our consumers or decline in Consumer Loan assignments could cause a material adverse effect on our financial position, liquidity, and results of operations.

The COVID-19 pandemic continues to evolve, and we will continue to monitor the situation closely. The ultimate impact of this pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to, the duration of the pandemic, its severity, the actions to contain the disease or mitigate its impact, related restrictions on travel, additional federal stimulus measures and enhanced unemployment benefits, if any, and the duration, timing and severity of the impact on consumer behavior, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, financial position, liquidity, and results of operations, though the full extent and duration is uncertain. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in this Form 10-K. The COVID-19 pandemic, or any future outbreak of any contagious diseases or other public health emergency, could continue to, and may materially, adversely affect our business, financial condition, liquidity and results of operations.

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

Dealers are located throughout the United States. During the year ended December 31, 2020, our five largest states (measured by advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program) contained 30.0% of our Dealers. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealers in these five states due to the number of Dealers in these states and currently prevailing economic, demographic, regulatory, competitive and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity and results of operations.

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

We are subject to general economic conditions which are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase on our Consumer Loans and Consumer Loan prepayments may decline. These periods are also typically accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, higher gasoline prices, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values of automobiles. Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions and losses on our Consumer Loans could be higher than those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn.

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

As of December 31, 2020, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned 15.4% of our common stock, Jill Foss Watson beneficially owned 13.7% of our common stock and Allan V. Apple beneficially owned 10.7% of our common stock. As a result, these shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.
.
Capital and Liquidity Risks
.
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

The agreements that govern our debt contain covenants that restrict our ability to, among other things:
•incur and guarantee debt;
•pay dividends or make other distributions on or redeem or repurchase our stock;
•make investments or acquisitions;
•create liens on our assets;
•sell assets;
•merge with or into other companies; and
•enter into transactions with stockholders and other affiliates.

Some of our debt agreements also impose requirements that we maintain specified financial measures not in excess of, or not below, specified levels. In particular, our revolving credit facility requires, among other things, that we maintain (i) as of the end of each fiscal quarter, a ratio of consolidated funded debt less unrestricted cash and cash equivalents to consolidated tangible net worth at or below a specified maximum; (ii) as of the end of each fiscal quarter calculated for the two fiscal quarters then ending, consolidated net income, as defined in the agreements, of not less than a specified minimum; and (iii) as of the end of each fiscal quarter, a ratio of consolidated income available for fixed charges for the period of four consecutive fiscal quarters most recently ended to consolidated fixed charges, as defined in the agreements, for that period of not less than a specified minimum. These covenants limit the manner in which we can conduct our business and could prevent us from engaging in favorable business activities or financing future operations and capital needs and impair our ability to successfully execute our strategy and operate our business.

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

We have a substantial amount of debt, which could have negative consequences, including the following:
•our ability to obtain additional financing for Consumer Loan assignments, working capital, debt refinancing or other purposes could be impaired;
•a substantial portion of our cash flows from operations will be dedicated to paying principal and interest on our debt, reducing funds available for other purposes;
•we may be vulnerable to interest rate increases, as some of our borrowings, including those under our revolving credit facility, bear interest at variable rates;
•we could be more vulnerable to adverse developments in our industry or in general economic conditions;
•we may be restricted from taking advantage of business opportunities or making strategic acquisitions; and
•we may be limited in our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

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

The phaseout of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, could result in a material adverse effect on our business.

In July 2017, the United Kingdom Financial Conduct Authority, or the FCA (the authority that regulates LIBOR), announced that it would phase out LIBOR by the end of 2021. The FCA-regulated and authorized administrator of LIBOR indicated in 2020 that U.S.-dollar LIBOR for certain maturities would continue to be available until the end of June 2023. It is unclear whether new methods of calculating LIBOR will be established or if alternative rates or benchmarks will be adopted. Our revolving secured line of credit, certain of our Warehouse facilities, and our interest rate cap agreements utilize LIBOR as a benchmark for calculating the applicable interest rates. We have entered into amendments for certain of those LIBOR-based facilities to provide for transitioning to a LIBOR alternative. Changes in the method of calculating LIBOR, the elimination of LIBOR or the replacement of LIBOR with an alternative rate or benchmark, such as the Secured Overnight Financing Rate, may require us to renegotiate or amend those facilities that do not already provide for transitioning to a LIBOR alternative and, even if applied in a manner consistent with any transition provisions, may adversely affect the interest rates available to us and result in higher borrowing costs. Such higher borrowing costs or any other similar increases in the cost of capital to us resulting from the phaseout or replacement of LIBOR could materially adversely affect our financial position, liquidity and results of operations.

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

Information Technology and Cybersecurity Risks

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

If third parties or our team members are able to breach our network security, the network security of a third party that we share information with or otherwise misappropriate our consumers’ and team members’ personal information, or if we give third parties or our team members improper access to our consumers’ and team members’ personal information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices.

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

Legal and Regulatory Risks

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

The regulations to which we are or may become subject could result in a material adverse effect on our business.

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

Holders

As of February 4, 2021, we had 110 shareholders of record and approximately 27,600 beneficial holders of our common stock based upon securities position listings furnished to us.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2016 and ending on December 31, 2020 with the cumulative total return on the NASDAQ Composite Index and a peer group index based upon approximately 100 companies included in the Dow Jones U.S. Financial Services Index. The comparison assumes that $100 was invested on January 1, 2016 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

Stock Repurchases

The following table summarizes our stock repurchases for the three months ended December 31, 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2020	—	$—	—	3,059,556
November 1 through November 30, 2020	509,669	310.41	509,669	2,549,887
December 1 through December 31, 2020	47,277	328.24	47,277	2,502,610
	556,946	$311.92	556,946
(1)On March 5, 2020, our board of directors authorized the repurchase by us from time to time in the open market or in privately negotiated transactions of up to three million shares of our common stock. The authorization, which was announced on March 11, 2020, does not have a specified expiration date.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data presented below are derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, and notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Form 10-K, and are incorporated herein by reference.

(Dollars in millions, except per share data)	Years Ended December 31,
	2020	2019	2018	2017	2016
Income Statement Data:
Revenue:
Finance charges	$1,562.4	$1,369.4	$1,176.8	$1,011.5	$874.3
Premiums earned	57.3	51.0	46.6	41.1	43.0
Other income	49.6	68.6	62.4	57.4	51.9
Total revenue	1,669.3	1,489.0	1,285.8	1,110.0	969.2
Costs and expenses:
Salaries and wages	186.5	193.3	167.8	140.1	126.5
General and administrative	69.6	65.1	55.7	55.5	48.2
Sales and marketing	69.5	70.2	67.7	58.4	49.4
Provision for credit losses	556.9	76.4	56.9	129.3	90.2
Interest	192.0	196.2	156.6	120.2	97.7
Provision for claims	37.9	30.1	26.0	22.7	26.0
Loss on extinguishment of debt	7.4	1.8	—	—	—
Total costs and expenses	1,119.8	633.1	530.7	526.2	438.0
Income before provision for income taxes	549.5	855.9	755.1	583.8	531.2
Provision for income taxes	128.5	199.8	181.1	113.6	198.4
Net income	$421.0	$656.1	$574.0	$470.2	$332.8
Net income per share:
Basic	$23.57	$34.71	$29.52	$24.12	$16.37
Diluted	$23.47	$34.57	$29.39	$24.04	$16.31
Weighted average shares outstanding:
Basic	17,858,935	18,900,256	19,446,067	19,497,719	20,331,769
Diluted	17,935,779	18,976,560	19,532,312	19,558,936	20,410,116
Balance Sheet Data:
Loans receivable, net	$6,787.9	$6,685.2	$5,763.3	$4,619.6	$3,886.6
All other assets	701.1	738.0	474.1	366.0	331.4
Total assets	$7,489.0	$7,423.2	$6,237.4	$4,985.6	$4,218.0
Total debt	$4,608.6	$4,538.8	$3,820.9	$3,070.8	$2,603.7
Other liabilities	577.9	529.1	425.6	379.0	440.6
Total liabilities	5,186.5	5,067.9	4,246.5	3,449.8	3,044.3
Shareholders’ equity (1)	2,302.5	2,355.3	1,990.9	1,535.8	1,173.7
Total liabilities and shareholders’ equity	$7,489.0	$7,423.2	$6,237.4	$4,985.6	$4,218.0
(1)     No dividends were paid during the periods presented.

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

For the year ended December 31, 2020, consolidated net income was $421.0 million, or $23.47 per diluted share, compared to $656.1 million, or $34.57 per diluted share, for the same period in 2019 and $574.0 million, or $29.39 per diluted share, for the same period in 2018. The decrease in 2020 consolidated net income was primarily due to an increase in our provision for credit losses primarily due to our adoption of CECL on January 1, 2020. The growth in 2019 consolidated net income was primarily due to an increase in the average balance of our Loan portfolio.

COVID-19 continues to be widespread in the United States. In an effort to contain the virus, authorities have implemented various measures, including travel bans, stay-at-home orders and shutdowns of non-essential businesses. These measures have caused a significant decline in economic activity and a dramatic increase in unemployment. While the prevalence, severity and impact of such restrictions have lessened and unemployment rates have improved, uncertainty remains as to when economic conditions will return to normalcy and whether further restrictions may be required. Starting in mid-March, we experienced a substantial reduction in demand for our product and a significant decline in cash flows from our Loan portfolio that lasted through mid-April, after which collections and new loan volumes improved significantly. Starting in late July and continuing through the end of the year, we experienced another substantial reduction in demand for our product. As the virus is not yet fully contained, the ultimate impact of the pandemic on our business is not yet known. The impact will depend on future developments, including, but not limited to, the duration of the pandemic, its severity, the actions to contain the disease or mitigate its impact, additional federal stimulus measures and enhanced unemployment benefits, if any, and the duration, timing and severity of the impact on consumer behavior and economic activity.

Results for the year ended December 31, 2020 include a provision for credit losses of $556.9 million reflecting the adoption of CECL on January 1, 2020 and the impact of changes in the amount and timing of forecasted future net cash flows from our Loan portfolio. Under CECL, we are required to record a provision for credit losses for every new loan at the time that loan is originated equal to the difference between the amount we paid to acquire the loan and the present value of forecasted net cash flows using an effective interest rate prescribed under CECL. The effective interest rate under CECL is calculated assuming 100% of the contractually scheduled payments of each loan is received. Since we do not expect to receive this amount, the effective rate under CECL is higher than the rate we expect to earn. Using the higher effective rate prescribed by CECL to record the loan results in a value for each loan that is less than the amount we paid to acquire the loan. This difference is recorded as an allowance for credit losses along with a corresponding provision for credit losses. For the year ended December 31, 2020, we recorded provision for credit losses of $518.6 million, related to new Consumer Loan assignments. Over the life of the loan, we expect to record an amount equivalent to this provision for credit losses as finance charge revenue, which will be recognized using the same effective interest rate used to record the loan.

The remaining provision for credit losses of $38.3 million for the year ended December 31, 2020, reflected changes in our estimates of the amount and timing of future net cash flows from our Loan portfolio discussed below. Under CECL, the net present value of the change in our net cash flow forecast is recorded as a provision for credit losses or reversal of provision for credit losses.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of December 31, 2020, with the forecasts as of December 31, 2019, as of December 31, 2018, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2020	December 31, 2019	December 31, 2018	Initial Forecast	December 31, 2019	December 31, 2018	Initial Forecast
2011	74.8%	74.8%	74.7%	72.5%	0.0%	0.1%	2.3%
2012	73.8%	73.9%	73.8%	71.4%	-0.1%	0.0%	2.4%
2013	73.4%	73.5%	73.5%	72.0%	-0.1%	-0.1%	1.4%
2014	71.6%	71.7%	71.7%	71.8%	-0.1%	-0.1%	-0.2%
2015	65.2%	65.4%	65.4%	67.7%	-0.2%	-0.2%	-2.5%
2016	63.6%	64.1%	64.2%	65.4%	-0.5%	-0.6%	-1.8%
2017	64.1%	64.8%	65.5%	64.0%	-0.7%	-1.4%	0.1%
2018	64.0%	65.1%	65.0%	63.6%	-1.1%	-1.0%	0.4%
2019	64.4%	64.6%	—	64.0%	-0.2%	—	0.4%
2020	64.8%	—	—	63.4%	—	—	1.4%

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

For the year ended December 31, 2020, forecasted collection rates improved for Consumer Loans assigned in 2020, declined for Consumer Loans assigned in 2015 through 2019 and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

The changes in forecasted collection rates impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the years ended December 31,
Increase (decrease) in forecasted net cash flows	2020	2019	2018
Dealer Loans	$(41.1)	$(7.9)	$2.0
Purchased Loans	(5.2)	22.5	40.3
Total Loans	$(46.3)	$14.6	$42.3

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the current period. While the adjustment to our forecast, which we continued to apply through the end of 2020, represents our best estimate at this time, the COVID-19 pandemic has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio.

The following table summarizes changes in realized collections in each of the last four quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Front End Collections (1)	Total Collections
March 31, 2020	8.8%	9.1%
June 30, 2020	11.4%	6.5%
September 30, 2020	15.6%	11.3%
December 31, 2020	12.4%	9.9%
(1)Represents collections realized on Consumer Loans that are either current or in the early stages of delinquency.

Starting in mid-March, we experienced a reduction in realized collections at the same time government authorities began to implement restrictions that limited economic activity. The reduction in front end collections reflects a lower volume of payments from customers while the reduction in total collections also included lower realized collections from repossessions, which were temporarily suspended as the COVID-19 crisis began to unfold. Starting in mid-April, front end collections improved as federal stimulus and enhanced unemployment benefit payments were distributed. Starting in August and continuing through the end of the year, the improvement in front end collections declined as federal stimulus and enhanced unemployment benefit payments lapsed, and unemployment rates, while improving, remain above pre-pandemic levels. Front end collections and total collections for the month ended January 31, 2021 increased 17.0% and 15.7%, respectively, as compared to the same period in 2020, as additional federal stimulus payments were distributed.

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2011	$15,686	$7,137	46
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020	24,262	10,656	59

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2020. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2020
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2011	74.8%	45.5%	29.3%	99.8%
2012	73.8%	46.3%	27.5%	99.7%
2013	73.4%	47.6%	25.8%	99.4%
2014	71.6%	47.7%	23.9%	98.9%
2015	65.2%	44.5%	20.7%	97.8%
2016	63.6%	43.8%	19.8%	93.8%
2017	64.1%	43.2%	20.9%	84.3%
2018	64.0%	43.5%	20.5%	67.8%
2019	64.4%	44.0%	20.4%	44.6%
2020	64.8%	43.9%	20.9%	15.7%

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

The spread between the forecasted collection rate and the advance rate has ranged from 19.8% to 29.3% over the last 10 years. The spread was at the high end of this range in 2011, when the competitive environment was unusually favorable, and much lower during other years (2015 through 2020) when competition was more intense. The increase in the spread from 2019 to 2020 was primarily the result of the performance of 2020 Consumer Loans, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019, partially offset by a lower initial forecast on 2020 Consumer Loans.

The following table compares our forecast of Consumer Loan collection rates as of December 31, 2020 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	December 31, 2020	Initial Forecast	Variance	December 31, 2020	Initial Forecast	Variance
2011	74.6%	72.4%	2.2%	76.4%	72.7%	3.7%
2012	73.6%	71.3%	2.3%	75.9%	71.4%	4.5%
2013	73.4%	72.1%	1.3%	74.3%	71.6%	2.7%
2014	71.5%	71.9%	-0.4%	72.4%	70.9%	1.5%
2015	64.5%	67.5%	-3.0%	68.8%	68.5%	0.3%
2016	62.8%	65.1%	-2.3%	65.8%	66.5%	-0.7%
2017	63.4%	63.8%	-0.4%	65.6%	64.6%	1.0%
2018	63.5%	63.6%	-0.1%	65.1%	63.5%	1.6%
2019	64.1%	63.9%	0.2%	65.1%	64.2%	0.9%
2020	64.5%	63.3%	1.2%	65.4%	63.6%	1.8%

(1)     The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of December 31, 2020 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2011	74.6%	45.1%	29.5%	76.4%	49.3%	27.1%
2012	73.6%	46.0%	27.6%	75.9%	50.0%	25.9%
2013	73.4%	47.2%	26.2%	74.3%	51.5%	22.8%
2014	71.5%	47.2%	24.3%	72.4%	51.8%	20.6%
2015	64.5%	43.4%	21.1%	68.8%	50.2%	18.6%
2016	62.8%	42.1%	20.7%	65.8%	48.6%	17.2%
2017	63.4%	42.1%	21.3%	65.6%	45.8%	19.8%
2018	63.5%	42.7%	20.8%	65.1%	45.2%	19.9%
2019	64.1%	43.1%	21.0%	65.1%	45.6%	19.5%
2020	64.5%	43.0%	21.5%	65.4%	45.5%	19.9%

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

The spread on Dealer Loans increased from 21.0% in 2019 to 21.5% in 2020 primarily as a result of the performance of the 2020 Consumer Loans in our Dealer Loan portfolio, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019, partially offset by a lower initial forecast on 2020 Consumer Loans in our Dealer Loan portfolio. The spread on Purchased Loans increased from 19.5% in 2019 to 19.9% in 2020 primarily as a result of the performance of the 2020 Consumer Loans in our Purchased Loan portfolio, which has exceeded our initial estimates by a greater margin than those assigned to us in 2019, partially offset by a lower initial forecast on 2020 Consumer Loans in our Purchased Loan portfolio.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio was 2.0 to 1 as of December 31, 2020. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last three years as compared to the same period in the previous year:

	Year over Year Percent Change
For the Year Ended December 31,	Unit Volume	Dollar Volume (1)
2018	13.6%	25.2%
2019	-0.9%	4.9%
2020	-7.5%	-3.5%

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

During 2020, unit and dollar volumes decreased 7.5% and 3.5%, respectively, as the number of active Dealers declined 5.3% while average volume per active Dealer decreased 2.5%. Dollar volume declined less than unit volume during 2020 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to increases in the average vehicle selling price and average initial loan term and an increase in Purchased Loans as a percentage of total unit volume.

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

The following table summarizes changes in Consumer Loan assignment unit volume in each of the last four quarters as compared to the same period in the previous year:

Year over Year Percent Change
Three Months Ended	Unit Volume
March 31, 2020	-10.1%
June 30, 2020	5.7%
September 30, 2020	-8.8%
December 31, 2020	-18.1%

Starting in mid-March, we experienced a significant decline in unit volume that we believe was primarily due to the impact of COVID-19, which resulted in many Dealers temporarily closing or restricting their operations and a deterioration in consumer demand for Dealers that remained open. During the latter part of April and continuing into July, unit volumes improved. We believe the improvement resulted from a combination of Dealers gradually reopening their operations and the distribution of federal stimulus and enhanced unemployment benefit payments. Starting in late July and continuing through the end of the year, we experienced another significant decline in unit volume as federal stimulus and enhanced unemployment benefit payments lapsed, Dealer inventories declined and used vehicle prices increased. Unit volume for the month ended January 31, 2021 declined 6.1% as compared to the same period in 2020, as additional federal stimulus payments were distributed. January 2021 was negatively impacted as it had one less business day as compared to the same period in 2020 (25 business days in January 2021 compared to 26 business days in January 2020).

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	% Change	2019	2018	% Change
Consumer Loan unit volume	341,967	369,805	-7.5%	369,805	373,329	-0.9%
Active Dealers (1)	12,690	13,399	-5.3%	13,399	12,528	7.0%
Average volume per active Dealer	26.9	27.6	-2.5%	27.6	29.8	-7.4%

Consumer Loan unit volume from Dealers active both periods	309,179	338,939	-8.8%	322,665	343,091	-6.0%
Dealers active both periods	9,795	9,795	—	9,253	9,253	—
Average volume per Dealer active both periods	31.6	34.6	-8.8%	34.9	37.1	-6.0%

Consumer Loan unit volume from Dealers not active both periods	32,788	30,866	6.2%	47,140	30,238	55.9%
Dealers not active both periods	2,895	3,604	-19.7%	4,146	3,275	26.6%
Average volume per Dealer not active both periods	11.3	8.6	31.4%	11.4	9.2	23.9%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	% Change	2019	2018	% Change
Consumer Loan unit volume from new active Dealers	30,968	44,938	-31.1%	44,938	47,898	-6.2%
New active Dealers (1)	2,730	3,936	-30.6%	3,936	4,037	-2.5%
Average volume per new active Dealer	11.3	11.4	-0.9%	11.4	11.9	-4.2%

Attrition (2)	-8.3%	-8.1%		-8.1%	-9.6%

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program. The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2018	69.7%	30.3%	67.2%	32.8%
2019	67.2%	32.8%	64.3%	35.7%
2020	64.1%	35.9%	60.6%	39.4%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of December 31, 2020 and 2019, the net Dealer Loans receivable balance was 61.4% and 62.8%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our 2020 and 2019 results of operations and income statement data on a consolidated basis, including year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Financial Accounting Standards Board issued a new accounting standard (known as CECL) that changed how we account for our Loans effective January 1, 2020. The net Loan income (finance charge revenue less provision for credit losses expense) that we recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. While the total amount of net Loan income we will recognize over the life of the Loan is not impacted by CECL, the timing of when we will recognize this income has changed significantly from our prior accounting method. We believe that recognizing net Loan income on a level-yield basis over the life of the Loan based on expected future net cash flows matches the economics of our business. We believe CECL diverges from economic reality by requiring us to recognize a significant provision for credit losses expense at the time of assignment for amounts we never expected to realize and finance charge revenue in subsequent periods that is significantly in excess of our expected yields. Given the significant change in timing of net Loan income recognition, net income for the year ending December 31, 2020 was significantly lower under CECL than what would have been reported under our prior accounting method, with the greatest impact occurring in the quarter of adoption. The financial statement impact of CECL in any period will depend on Consumer Loan assignment volume and the percentage of Consumer Loans assigned to us as Purchased Loans, the size and composition of our Loan portfolio, the Loan portfolio’s credit quality and economic conditions. For additional information, see Note 2 and Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Revenue:
Finance charges	$1,562.4	$1,369.4	$193.0	14.1%
Premiums earned	57.3	51.0	6.3	12.4%
Other income	49.6	68.6	(19.0)	-27.7%
Total revenue	1,669.3	1,489.0	180.3	12.1%
Costs and expenses:
Salaries and wages (1)	186.5	193.3	(6.8)	-3.5%
General and administrative (1)	69.6	65.1	4.5	6.9%
Sales and marketing (1)	69.5	70.2	(0.7)	-1.0%
Provision for credit losses	556.9	76.4	480.5	628.9%
Interest	192.0	196.2	(4.2)	-2.1%
Provision for claims	37.9	30.1	7.8	25.9%
Loss on extinguishment of debt	7.4	1.8	5.6	311.1%
Total costs and expenses	1,119.8	633.1	486.7	76.9%
Income before provision for income taxes	549.5	855.9	(306.4)	-35.8%
Provision for income taxes	128.5	199.8	(71.3)	-35.7%
Net income	$421.0	$656.1	$(235.1)	-35.8%
Net income per share:
Basic	$23.57	$34.71	$(11.14)	-32.1%
Diluted	$23.47	$34.57	$(11.10)	-32.1%
Weighted average shares outstanding:
Basic	17,858,935	18,900,256	(1,041,321)	-5.5%
Diluted	17,935,779	18,976,560	(1,040,781)	-5.5%

(1) Operating expenses	$325.6	$328.6	$(3.0)	-0.9%

Finance Charges. The increase of $193.0 million, or 14.1%, was primarily the result of increases in the average net Loans and the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2020	2019	Change
Average net Loans receivable balance	$6,753.5	$6,321.2	$432.3
Average yield on our Loan portfolio	23.1%	21.7%	1.4%

The following table summarizes the impact each component had on the overall increase in finance charges for the year ended December 31, 2020:

(In millions) Impact on finance charges:	For the Year Ended December 31, 2020
Due to an increase in the average net Loans receivable balance	$93.7
Due to an increase in the average yield	99.3
Total increase in finance charges	$193.0
The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The average yield on year ended December 31, 2020 increased as compared to the same period in 2019 primarily due to our adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Other Income. The decrease of $19.0 million, or 27.7%, was primarily due to a decrease in interest income earned on restricted cash and cash equivalents primarily due to a decline in benchmark interest rates, a decrease in remarketing fees due to a decrease in involuntary repossessions due to COVID-19 and a decrease in ancillary product profit sharing income due to an increase in average vehicle service contract claim rates.

Provision for Credit Losses. The increase of $480.5 million, or 628.9%, was primarily due to the impact of our adoption of CECL on January 1, 2020.

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

(In millions)	For the Years Ended December 31,
Provision for Credit Losses	2020	2019	Change
New Consumer Loan assignments	$518.6	$—	$518.6
Forecast changes	38.3	76.4	(38.1)
Total	$556.9	$76.4	$480.5

The decrease in provision for credit losses on forecast changes of $38.1 million was due to forecast changes in the amount and timing of expected future net cash flows and the adoption of CECL on January 1, 2020, which changed how these forecast changes are recognized.

For additional information, see Note 2 and Note 5 to the consolidated financial statements contained in Item 1 of this Form 10-K, which is incorporated herein by reference.

Provision for Income Taxes. For the year ended December 31, 2020, the effective income tax rate of 23.4% was generally consistent with the effective income tax rate of 23.3% for the year ended December 31, 2019. For additional information, see Note 11 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Assumptions and Approaches Used. On January 1, 2020, we adopted Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, which is known as the current expected credit loss model, or CECL. Prior to the adoption of CECL on January 1, 2020, we accounted for our Loans as loans acquired with significant credit deterioration. For additional information regarding the adoption impact of CECL, see Note 2 and Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

We recognize finance charges under the interest method such that revenue is recognized on a level-yield basis over the life of the Loan. We calculate finance charges on a monthly basis by applying the effective interest rate of the Loan to the net carrying amount of the Loan (Loan receivable less the related allowance for credit losses). For Consumer Loans assigned subsequent to December 31, 2019, the effective interest rate is based on contractual future net cash flows. For Consumer Loans assigned prior to January 1, 2020, the effective interest rate was determined based on expected future net cash flows.

The outstanding balance of the allowance for credit losses of each Loan represents the amount required to reduce the net carrying amount of Loans (Loans receivable less allowance for credit losses) to the present value of expected future net cash flows discounted at the effective interest rate. Expected future net cash flows for Dealer Loans are comprised of expected future collections on the assigned Consumer Loans, less any expected future Dealer Holdback payments. Expected future net cash flows for Purchased Loans are comprised of expected future collections on the assigned Consumer Loans.

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

We monitor and evaluate Consumer Loan performance on a monthly basis by comparing our current forecasted collection rates to our initial expectations. We use a statistical model that considers a number of credit quality indicators to estimate the expected collection rate for each Consumer Loan at the time of assignment. The credit quality indicators considered in our model include attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information and other factors. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. Since all known, significant credit quality indicators have already been factored into our forecasts and pricing, we are not able to use any specific credit quality indicators to predict or explain variances in actual performance from our initial expectations. Any variances in performance from our initial expectations are the result of Consumer Loans performing differently from historical Consumer Loans with similar characteristics. We periodically adjust our statistical pricing model for new trends that we identify through our evaluation of these forecasted collection rate variances.

COVID-19 continues to be widespread in the United States. In an effort to contain the virus, authorities have implemented various measures, including travel bans, stay-at-home orders and shutdowns of non-essential businesses. These measures have caused a significant decline in economic activity and a dramatic increase in unemployment. While the prevalence, severity and impact of such restrictions have lessened and unemployment rates have improved, uncertainty remains as to when economic conditions will return to normalcy and whether further restrictions may be required. Starting in mid-March, we experienced a significant decline in cash flows from our Loan portfolio that lasted through mid-April, after which collections and new loan volumes improved significantly. Starting in late July and continuing through the end of the year, we experienced another substantial reduction in demand for our product. As the virus is not yet fully contained, the ultimate impact of the pandemic on our business is not yet known. The impact will depend on future developments, including, but not limited to, the duration of the pandemic, its severity, the actions to contain the disease or mitigate its impact, additional federal stimulus measures and enhanced unemployment benefits, if any, and the duration, timing and severity of the impact on consumer behavior and economic activity.

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the current period. While the adjustment to our forecast, which we continued to apply through the end of 2020, represents our best estimate at this time, the COVID-19 pandemic has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio.

Our provision for credit losses for the year ended December 31, 2020, included:
•$518.6 million provision for credit losses on new Consumer Loan assignments related to our adoption of CECL on January 1, 2020, which reduced consolidated net income by $399.3 million, or $22.26 per diluted share; and
•$38.3 million provision for credit losses on forecast changes related to changes in the amount and timing of expected future net cash flows, which reduced consolidated net income by $29.5 million, or $1.64 per diluted share.

Key Factors. Variances in the amount and timing of future net cash flows from current estimates could materially impact earnings in future periods. A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2020 would have reduced 2020 net income by approximately $51.7 million.

During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase on our Consumer Loans, and Consumer Loan prepayments may decline. These periods are also typically accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, higher gasoline prices, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values of automobiles. Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions and losses on our Consumer Loans could be higher than those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn.

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

Key Factors. Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods. A 10% change in premiums earned for the year ended December 31, 2020 would have affected 2020 net income by approximately $4.4 million.

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

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of December 31, 2020. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

On December 15, 2020, we extended the maturity of our revolving secured line of credit facility with a commercial bank syndicate from June 22, 2022 to June 22, 2023. The amount of the facility will remain at $340.0 million until June 22, 2022, when the amount of the facility will decrease to $305.0 million.

On December 16, 2020, we increased the financing amount on Warehouse Facility V from $100.0 million to $125.0 million and extended the date on which the facility will cease to revolve from August 17, 2021 to December 18, 2023. The maturity of the facility was also extended from August 17, 2023 to December 16, 2025. The interest rate on borrowings under the facility has been increased from LIBOR plus 190 basis points to LIBOR plus 225 basis points.

On January 29, 2021, we completed a $100.0 million Term ABS financing, which was used to repay outstanding indebtedness. The financing will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

On January 29, 2021, we extended the date on which our $300.0 million Warehouse Facility IV will cease to revolve from July 26, 2022 to November 17, 2023. The interest rate on borrowings under the facility has been increased from LIBOR plus 200 basis points to LIBOR plus 210 basis points.

On February 3, 2021, we extended the date on which our $400.0 million Warehouse Facility II will cease to revolve from July 12, 2022 to April 30, 2024.

Cash and cash equivalents decreased to $16.0 million as of December 31, 2020 from $187.4 million as of December 31, 2019. As of December 31, 2020 and December 31, 2019 we had $1,419.1 million and $1,565.0 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased to $4,608.6 million as of December 31, 2020 from $4,538.8 million as of December 31, 2019, primarily due to the growth in new Consumer Loan assignments and stock repurchases.

Contractual Obligations

A summary of the total future contractual obligations requiring repayments as of December 31, 2020 is as follows:

(In millions)	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Other
Long-term debt, including current maturities (1)	$4,635.1	$1,092.0	$2,668.1	$475.0	$400.0	$—
Dealer Holdback (2)	818.0	140.5	239.2	233.2	205.1	—
Operating lease obligations (3)	1.8	1.1	0.7	—	—	—
Purchase obligations (4)	9.6	4.6	4.4	0.6	—	—
Other future obligations (5)	41.8	—	—	—	—	41.8
Total contractual obligations	$5,506.3	$1,238.2	$2,912.4	$708.8	$605.1	$41.8

(1)The amounts presented consist solely of principal and do not reflect deferred debt issuance costs of $26.5 million. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference. Based on the actual principal amounts outstanding under our revolving secured line of credit, our Warehouse facilities, and our senior notes as of December 31, 2020, the forecasted principal amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2020, interest is expected to be approximately $127.3 million during 2021; $94.4 million during 2022; and $145.6 million during 2023 and thereafter.
(2)We have contractual obligations to pay Dealer Holdback to our Dealers. Payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances. The amounts presented represent our forecast as of December 31, 2020.
(3)A lease liability of $1.5 million is recognized within accounts payable and accrued liabilities in our consolidated balance sheets.
(4)Purchase obligations consist primarily of contractual obligations related to our information system and facility needs.
(5)The amounts presented consist solely of reserves for uncertain tax positions. Payments are contingent upon examination and would occur in the periods in which the uncertain tax positions are settled.

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

As of December 31, 2020, we had $95.9 million of floating rate debt outstanding on our revolving secured line of credit, without interest rate protection. For every 100-basis-point increase in interest rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $0.7 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2020, we had $75.0 million in floating rate debt outstanding under Warehouse Facility II covered by an interest rate cap with a cap rate of 5.50% on the underlying benchmark rate. Based on the difference between the underlying benchmark rate on Warehouse Facility II as of December 31, 2020 and the interest rate cap rate, the interest rate on Warehouse Facility II could increase by a maximum of 5.35%. This maximum interest rate increase would reduce annual after-tax earnings by approximately $3.1 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2020, we had interest rate cap agreements outstanding to manage the interest rate risk on Warehouse Facility IV, Warehouse Facility V, Warehouse Facility VII and Warehouse Facility VIII. However, as of December 31, 2020, there was no floating rate debt outstanding under these facilities.

As of December 31, 2020, we did not have a balance outstanding under Warehouse Facility VI, which does not have interest rate protection.

New Accounting Updates

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting updates and the impact of the implementation of these updates on our financial statements:

•Accounting for Costs of Implementing Cloud Computing.
•Measurement of Credit Losses on Financial Instruments.
•Simplifying the Accounting for Income Taxes.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 12, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses and Provision for Credit Losses

The Company offers financing programs to a network of automobile dealers (“Dealers”) who enter into lending contracts directly with consumers (“Consumer Loans”). The Company has two programs, the Portfolio Program and the Purchase Program. Under the Portfolio Program, the Company advances money to Dealers (“Dealer Loans”) in exchange for the right to service the underlying Consumer Loans. Under the Purchase Program, the Company buys the Consumer Loan from the Dealers (“Purchased Loans”) and keeps all amounts collected from the consumer. Dealer Loans and Purchased Loans, collectively referred to as “Loans,” are presented as Loans receivable in the consolidated balance sheets.

As described in Note 2 and Note 5 to the financial statements, on January 1, 2020, the Company adopted Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 326, Financial Instruments, which is also known as the current expected credit loss model (“CECL”). The Loans outstanding at December 31, 2019 qualified for transition relief and were accounted for as purchased financial assets with credit deterioration (“PCD Method”).

For the Loans outstanding on the adoption date, the Company (1) calculated an effective interest rate based on expected future net cash flows; and (2) increased the Loans receivable by $2,463.6 million and the related allowance for credit losses balance by $2,463.6 million. The amount is the present value of the difference between contractual future net cash flows and expected future net cash flows discounted at the effective interest rate.

For each subsequent period, the Company adjusts the allowance for credit losses so that the net carrying amount of each Loan equals the present value of expected future net cash flows discounted at the effective interest rate. The adjustment to the allowance for credit losses is recognized as either a provision for credit losses or a reversal of provision for credit losses in the consolidated statements of income.

Loans originated after December 31, 2019, did not qualify for the PCD Method and are accounted for as originated financial assets (“Originated Method”). At the time of assignment, the Company (1) calculates the effective interest rate based on contractual future net cash flows; (2) records a Loan receivable equal to the advance paid to the Dealer under the Portfolio Program or purchase price paid to the Dealer under the Purchase Program; and (3) records an allowance for credit losses equal to the difference between the initial Loan receivable balance and the present value of expected future net cash flows discounted at the effective interest rate. The initial allowance for credit losses is recognized as a provision for credit losses in the consolidated statements of income.

For each reporting period subsequent to assignment, the Company adjusts the allowance for credit losses so that the net carrying amount of each Loan equals the present value of expected future net cash flows discounted at the effective interest rate. The adjustment to the allowance for credit losses is recognized as either a provision for credit losses or a reversal of provision for credit losses in the consolidated statements of income.

During the first quarter of 2020, the Company evaluated the impact of the COVID-19 pandemic on its Loans based on, among other things, prior experience with economic downturns in the United States. An adjustment was made based on management’s best estimate of the impact on the expected future net cash flows and ultimately resulted in an increase to the provision for credit losses and the allowance for credit losses. The Company re-assessed this estimate throughout each period in 2020 and continued to apply a reduction to the forecasted cash flows based on their evaluation.

We identified the allowance for credit losses and provision for credit losses as a critical audit matter.

The allowance for credit losses as of December 31, 2020 was $3,336.9 million and the provision for credit losses was $556.9 million for the year ended December 31, 2020.

The principal considerations for our determination of the allowance for credit losses and provision for credit losses as a critical audit matter are the high degree of subjectivity in evaluating the reasonableness of management’s estimate and related assumptions used in the models that derive the expected future cash flows. The models used in the computation of the estimate are internally developed and determine the amount and timing of the initial forecast and the current forecast of expected future cash flows.

In addition, it requires significant auditor judgment to obtain sufficient appropriate audit evidence related to management’s development and implementation of a new accounting standard.

Our audit procedures related to the allowance for credit losses included testing the design and operating effectiveness of key controls relating to initial adoption of ASC 326, which included management’s assessment on the applicability of transition relief guidance on existing loans and validating model changes necessitated by ASC 326. We verified the completeness of the loan populations used in the new models at adoption. We selected a sample of the loans included in the models at adoption and compared the relevant inputs to the underlying loan documentation. We assessed the reasonableness of management’s assumptions and conclusions regarding the implementation of ASC 326 including the unit of account, segmentation, and the selection of the discounted cash flow model. We recomputed the effective interest rate at adoption and recomputed the adjustment to the Loans receivable balance and the allowance for credit losses.

Our audit procedures related to the allowance for credit losses and provision for credit losses post-adoption include testing the design and operating effectiveness of key controls relating to the existence of Loans, development and validation of models used in the computation of the allowance for credit losses and provision for credit losses, management review controls over these models and segregation of duties for maintaining the models.

We tested Dealer advances, accuracy of the associated Consumer Loans, the provision for credit losses recorded for new advances and consumer payments for existence and application to the appropriate Consumer Loans and Dealer Loans, if applicable.

We sampled Loans and recomputed the provision for credit losses and allowance for credit losses for the sampled loans using the inputs we assessed. We agreed key components to the applicable source, including agreeing the expected future cash flows back to the forecast model and recomputing the expected future net cash flows. We recalculated the effective interest rate for new advances.

We assessed the reasonableness of the methodology used in the forecast model that computes the expected future cash flows, through the use of our internal valuation model specialists. We recomputed the initial and current forecasts and compared to the system generated forecast. We tested the underlying data used in the models and determined that Loans were appropriately categorized within the model. We analyzed the timing of the future cash flows based on management’s assumptions and historical actual cash flows.

We performed procedures to determine if management has historically demonstrated the ability to accurately predict initial and current forecasts of future net cash flows.

We evaluated the dealer holdback used in both the expected cash flows and the contractual cash flows. We assessed trends relating to changes in the allowance for loan loss. We tested sensitivity around the partial write-off policy. The team analyzed and agreed the past-due status of loans to collection details and verified the allowance was consistent with the status of the loans.

We evaluated the internal and external factors impacting the COVID-19 adjustment to the expected cash flows for reasonableness. We evaluated the design and operating effectiveness of key controls relating to the adjustment. We tested the data and assumptions used to compute the adjustment.

The team also evaluated the required disclosures under CECL for completeness and accuracy.

Finance Charge Revenue

We identified finance charge revenue as a critical audit matter.

As noted above, the Company adopted CECL as of January 1, 2020, which resulted in a change in their accounting policies for Loans.

As described in Note 2, the finance charge revenue is computed differently for Loans originated prior to December 31, 2019 and Loans originated on or after January 1, 2020. The previous Loans are accounted for under the PCD Method. The Company recognized finance charge revenue on these Loans, using the effective interest rate that was calculated on the adoption date based on expected future net cash flows.

For Loans originated on or after January 1, 2020, finance charge revenue is accounted for under the Originated Method. The Company recognized finance charge revenue on these Loans, using the effective interest rate that was calculated at the time of assignment based on the contractual future net cash flows.

Total finance charge revenue for the year in the period ended December 31, 2020 was $1,562.4 million.

The principal considerations for our determination that finance charge revenue as a critical audit matter are that (1) it is challenging to test the various models, which include a significant volume of information and (2) the Company adopted a new accounting standard during the year in the period ended December 31, 2020, which required significant auditor judgment in evaluating the audit evidence related to development and implementation.

Our audit procedures related to finance charge revenue included testing the design and operating effectiveness of key controls relating to the existence of Loans, the effective interest rate used for each Loan, development and validation of models used in the computation of finance charge revenue and segregation of duties for maintaining the models.

We sampled Loans and recomputed the finance charge revenue which included agreeing the effective interest rate computed at the adoption date and computing the effective interest rate for new originations based on contractual cash flows.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Southfield, Michigan
February 12, 2021

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)	As of December 31,
	2020	2019
ASSETS:
Cash and cash equivalents	$16.0	$187.4
Restricted cash and cash equivalents	380.2	330.3
Restricted securities available for sale	66.1	59.3

Loans receivable	10,124.8	7,221.2
Allowance for credit losses	(3,336.9)	(536.0)
Loans receivable, net	6,787.9	6,685.2

Property and equipment, net	59.4	59.7
Income taxes receivable	147.0	66.2
Other assets	32.4	35.1
Total Assets	$7,489.0	$7,423.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$186.7	$206.4
Revolving secured line of credit	95.9	—
Secured financing	3,711.6	3,339.7
Senior notes	790.6	1,187.8
Mortgage note	10.5	11.3
Deferred income taxes, net	391.0	322.5
Income taxes payable	0.2	0.2
Total Liabilities	5,186.5	5,067.9

Commitments and Contingencies - See Note 16
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 17,092,432 and 18,352,779 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	0.2	0.2
Paid-in capital	161.9	157.7
Retained earnings	2,138.8	2,196.6
Accumulated other comprehensive income	1.6	0.8
Total Shareholders’ Equity	2,302.5	2,355.3
Total Liabilities and Shareholders’ Equity	$7,489.0	$7,423.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2020	2019	2018
Revenue:
Finance charges	$1,562.4	$1,369.4	$1,176.8
Premiums earned	57.3	51.0	46.6
Other income	49.6	68.6	62.4
Total revenue	1,669.3	1,489.0	1,285.8
Costs and expenses:
Salaries and wages	186.5	193.3	167.8
General and administrative	69.6	65.1	55.7
Sales and marketing	69.5	70.2	67.7
Provision for credit losses	556.9	76.4	56.9
Interest	192.0	196.2	156.6
Provision for claims	37.9	30.1	26.0
Loss on extinguishment of debt	7.4	1.8	—
Total costs and expenses	1,119.8	633.1	530.7
Income before provision for income taxes	549.5	855.9	755.1
Provision for income taxes	128.5	199.8	181.1
Net income	$421.0	$656.1	$574.0
Net income per share:
Basic	$23.57	$34.71	$29.52
Diluted	$23.47	$34.57	$29.39
Weighted average shares outstanding:
Basic	17,858,935	18,900,256	19,446,067
Diluted	17,935,779	18,976,560	19,532,312
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	For the Years Ended December 31,
	2020	2019	2018
Net income	$421.0	$656.1	$574.0
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	0.8	1.1	(0.1)
Other comprehensive income (loss)	0.8	1.1	(0.1)
Comprehensive income	$421.8	$657.2	$573.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions)	Common Stock
	Number	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2018	19,310,049	$0.2	$145.5	$1,390.3	$(0.2)	$1,535.8
Net income	—	—	—	574.0	—	574.0
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	10.3	—	—	10.3
Restricted stock awards, net of forfeitures	3,998	—	—	—	—	—
Repurchase of common stock	(342,928)	—	(0.9)	(128.2)	—	(129.1)
Restricted stock units converted to common stock	1,439	—	—	—	—	—
Balance, December 31, 2018	18,972,558	0.2	154.9	1,836.1	(0.3)	1,990.9
Net income	—	—	—	656.1	—	656.1
Other comprehensive income	—	—	—	—	1.1	1.1
Stock-based compensation	—	—	7.6	—	—	7.6
Restricted stock awards, net of forfeitures	4,827	—	—	—	—	—
Repurchase of common stock	(712,448)	—	(4.8)	(295.6)	—	(300.4)
Restricted stock units converted to common stock	87,842	—	—	—	—	—
Balance, December 31, 2019	18,352,779	0.2	157.7	2,196.6	0.8	2,355.3
Net income	—	—	—	421.0	—	421.0
Other comprehensive income	—	—	—	—	0.8	0.8
Stock-based compensation	—	—	6.2	—	—	6.2
Restricted stock awards, net of forfeitures	(152)	—	—	—	—	—
Repurchase of common stock	(1,282,166)	—	(2.0)	(478.8)	—	(480.8)
Restricted stock units converted to common stock	21,971	—	—	—	—	—
Balance, December 31, 2020	17,092,432	$0.2	$161.9	$2,138.8	$1.6	$2,302.5

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Years Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$421.0	$656.1	$574.0
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	556.9	76.4	56.9
Depreciation	8.8	7.3	5.4
Amortization	15.0	15.1	14.1
Provision for deferred income taxes	68.3	85.5	49.3
Stock-based compensation	6.2	7.6	10.3
Loss on extinguishment of debt	7.4	1.8	—
Other	(0.7)	(0.2)	(0.2)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(18.4)	17.3	41.6
Increase in income taxes receivable	(80.8)	(58.3)	(5.7)
Decrease in income taxes payable	—	(2.3)	(37.4)
Decrease (increase) in other assets	1.5	6.0	(4.4)
Net cash provided by operating activities	985.2	812.3	703.9
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(43.2)	(40.1)	(43.8)
Proceeds from sale of restricted securities available for sale	24.8	29.1	19.7
Maturities of restricted securities available for sale	13.0	11.9	11.5
Principal collected on Loans receivable	3,170.1	2,971.2	2,576.7
Advances to Dealers	(2,207.8)	(2,424.5)	(2,414.8)
Purchases of Consumer Loans	(1,433.4)	(1,347.7)	(1,181.0)
Accelerated payments of Dealer Holdback	(45.9)	(58.8)	(52.6)
Payments of Dealer Holdback	(142.6)	(138.5)	(128.9)
Purchases of property and equipment	(8.5)	(26.8)	(25.1)
Net cash used in investing activities	(673.5)	(1,024.2)	(1,238.3)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	5,376.0	3,846.7	2,249.9
Repayments under revolving secured line of credit	(5,280.1)	(4,018.6)	(2,091.9)
Proceeds from secured financing	2,800.2	2,396.4	2,696.6
Repayments of secured financing	(2,427.2)	(2,149.5)	(2,116.9)
Proceeds from issuance of senior notes	—	800.0	—
Repayment of senior notes	(401.8)	(148.2)	—
Proceeds from mortgage note	—	—	12.0
Payments of debt issuance costs and debt extinguishment costs	(18.7)	(25.5)	(13.7)
Repurchase of common stock	(480.8)	(300.4)	(129.1)
Other	(0.8)	(0.6)	(7.0)
Net cash provided (used) by financing activities	(433.2)	400.3	599.9
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(121.5)	188.4	65.5
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	517.7	329.3	263.8
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$396.2	$517.7	$329.3
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$191.6	$175.6	$141.0
Cash paid during the period for income taxes	$141.5	$172.4	$168.8

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2020	2019	2018
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	94.9%	95.9%	95.6%

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
2018	69.7%	30.3%	67.2%	32.8%
2019	67.2%	32.8%	64.3%	35.7%
2020	64.1%	35.9%	60.6%	39.4%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

We record the amount advanced to the Dealer as a Dealer Loan, which is classified within Loans receivable in our consolidated balance sheets. Cash advanced to the Dealer is automatically assigned to the Dealer’s open pool of advances. Prior to August 5, 2019, we generally required Dealers to group advances into pools of at least 100 Consumer Loans. Beginning August 5, 2019, Dealers may also elect to close a pool containing at least 50 Consumer Loans and assign subsequent advances to a new pool. Unless we receive a request from the Dealer to keep a pool open, we automatically close each pool based on the Dealer’s election. All advances within a Dealer’s pool are secured by the future collections on the related Consumer Loans assigned to the pool. For Dealers with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for Dealer Holdback. We perfect our security interest with respect to the Dealer Loans by obtaining control or taking possession of the Consumer Loans, which list us as lien holder on the vehicle title.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Our primary subsidiaries as of December 31, 2020 are: Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2018-2 and Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2020-2 and Credit Acceptance Funding LLC 2020-3.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of December 31, 2020 and 2019, we had $15.7 million and $186.1 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of December 31, 2020 and 2019, we had $376.9 million and $326.7 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$16.0	$187.4	$25.7
Restricted cash and cash equivalents	380.2	330.3	303.6
Total cash and cash equivalents and restricted cash and cash equivalents	$396.2	$517.7	$329.3

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

2019 and 2018 Recognition and Measurement Policies. Prior to the adoption of CECL on January 1, 2020, we accounted for our Loans as loans acquired with significant credit deterioration.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Loans Receivable. Amounts advanced to Dealers for Consumer Loans assigned under the Portfolio Program are recorded as Dealer Loans and are aggregated by Dealer for purposes of recognizing revenue and measuring credit losses. Amounts paid to Dealers for Consumer Loans assigned under the Purchase Program are recorded as Purchased Loans and, for purposes of recognizing revenue and measuring credit losses, are:
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
•less: write-offs; and
•less: transfers out.

Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance and the related allowance for credit losses balance to Purchased Loans in the period this forfeiture occurs. We aggregate these Purchased Loans by Dealer for purposes of recognizing revenue and measuring credit losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

We monitor and evaluate the credit quality of Consumer Loans on a monthly basis by comparing our current forecasted collection rates to our initial expectations. We use a statistical model that considers a number of credit quality indicators to estimate the expected collection rate for each Consumer Loan at the time of assignment. The credit quality indicators considered in our model include attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information and other factors. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  Since all known, significant credit quality indicators have already been factored into our forecasts and pricing, we are not able to use any specific credit quality indicators to predict or explain variances in actual performance from our initial expectations. Any variances in performance from our initial expectations are the result of Consumer Loans performing differently from historical Consumer Loans with similar characteristics. We periodically adjust our statistical pricing model for new trends that we identify through our evaluation of these forecasted collection rate variances.

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

Methodology Changes. On January 1, 2020, we adopted CECL, which changed our accounting policies for Loans. During the first quarter of 2020, we reduced forecasted collection rates to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. For additional information, see New Accounting Updates Adopted During the Current Year below and Note 5. For the three year period ended December 31, 2020, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

Recognition Policy. We recognize finance charges under the interest method such that revenue is recognized on a level-yield basis over the life of the Loan. We calculate finance charges on a monthly basis by applying the effective interest rate of the Loan to the net carrying amount of the Loan (Loan receivable less the related allowance for credit losses). For Consumer Loans assigned subsequent to December 31, 2019, the effective interest rate is based on contractual future net cash flows. For Consumer Loans assigned prior to January 1, 2020, the effective interest rate was determined based on expected future net cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

We have consolidated the trust within our financial statements based on our determination of the following:

•We have a variable interest in the trust. We have a residual interest in the assets of the trust, which is variable in nature, given that it increases or decreases based upon the actual loss experience of the related service contracts. In addition, VSC Re is required to absorb any losses in excess of the trust’s assets.
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

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members. We offer matching contributions to the 401(k) plan based on each enrolled team members’ eligible annual gross pay (subject to statutory limitations). Our matching contribution rate is equal to 100% of the first 4% participants contribute and an additional 50% of the next 2% participants contribute, for a maximum matching contribution of 5% of each participant’s eligible annual gross pay. For the years ended December 31, 2020, 2019 and 2018, we recognized compensation expense of $7.2 million, $7.1 million, and $5.3 million, respectively, for our matching contributions to the plan.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.1 million for the year ended December 31, 2020, $0.3 million for the year ended December 31, 2019 and $0.2 million for the year ended December 31, 2018.

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

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU 2016-13, which included an allowance for credit losses model known as the current expected credit loss model, or CECL, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for credit losses based on the difference between contractual future net cash flows and its estimate of expected future net cash flows. The new guidance also changed the scope of the special accounting for loans acquired with significant credit deterioration. Our adoption of ASU 2016-13 on January 1, 2020 had a material impact on our consolidated financial statements and related disclosures, as it changed our accounting policies for Loans.

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

The net Loan income (finance charge revenue less provision for credit losses expense) that we will recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. While the total amount of net Loan income we will recognize over the life of the Loan is not impacted by CECL, the timing of when we will recognize this income changes significantly from our prior accounting method, as CECL requires us to recognize a significant provision for credit losses expense at the time of assignment for amounts we never expected to realize and finance charge revenue in subsequent periods that significantly exceeds our expected yields. Given the significant change in timing of net Loan income recognition, net income for the year ending December 31, 2020 was significantly lower under CECL than what would have been reported under our prior accounting method, with the greatest impact occurring in the quarter of adoption. For the year ended December 31, 2020, we recognized $518.6 million provision for credit losses on new Consumer Loan assignments related to our adoption of CECL on January 1, 2020, which reduced consolidated net income by $399.3 million, or $22.26 per diluted share. The financial statement impact of CECL in any period will depend on Consumer Loan assignment volume and the percentage of Consumer Loans assigned to us as Purchased Loans, the size and composition of our Loan portfolio, the Loan portfolio’s credit quality and economic conditions.

New Accounting Update Not Yet Adopted

Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, which intends to enhance and simplify various aspects of the income tax accounting guidance, including requirements impacting the allocation of income tax expense to certain legal entities and interim-period accounting for enacted changes in tax law. ASU 2019-12 is effective for fiscal years, and interim periods, beginning after December 15, 2020. Early application is permitted, but we have not yet adopted ASU 2019-12. We do not believe that the adoption of ASU 2019-12 will have a material impact on our consolidated financial statements and related disclosures.

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2020 for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 18 to the consolidated financial statements.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of December 31,
	2020		2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$16.0	$16.0	$187.4	$187.4
Restricted cash and cash equivalents	380.2	380.2	330.3	330.3
Restricted securities available for sale	66.1	66.1	59.3	59.3
Loans receivable, net	6,787.9	7,216.4	6,685.2	6,777.2
Liabilities
Revolving secured line of credit	$95.9	$95.9	$—	$—
Secured financing	3,711.6	3,793.9	3,339.7	3,397.5
Senior notes	790.6	842.0	1,187.8	1,257.6
Mortgage note	10.5	10.5	11.3	11.3

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$16.0	$—	$—	$16.0
Restricted cash and cash equivalents (1)	380.2	—	—	380.2
Restricted securities available for sale (2)	52.8	13.3	—	66.1
Loans receivable, net (1)	—	—	7,216.4	7,216.4
Liabilities
Revolving secured line of credit (1)	$—	$95.9	$—	$95.9
Secured financing (1)	—	3,793.9	—	3,793.9
Senior notes (1)	842.0	—	—	842.0
Mortgage note (1)	—	10.5	—	10.5

(In millions)	As of December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$187.4	$—	$—	$187.4
Restricted cash and cash equivalents (1)	330.3	—	—	330.3
Restricted securities available for sale (2)	47.5	11.8	—	59.3
Loans receivable, net (1)	—	—	6,777.2	6,777.2
Liabilities
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (1)	—	3,397.5	—	3,397.5
Senior notes (1)	1,257.6	—	—	1,257.6
Mortgage note (1)	—	11.3	—	11.3

(1)    Measured at amortized cost with fair value disclosed.
(2)    Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$31.3	$1.1	$—	$32.4
U.S. Government and agency securities	19.7	0.7	—	20.4
Asset-backed securities	12.7	0.2	—	12.9
Mortgage-backed securities	0.4	—	—	0.4
Total restricted securities available for sale	$64.1	$2.0	$—	$66.1
(In millions)	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$25.3	$0.5	$—	$25.8
U.S. Government and agency securities	21.3	0.4	—	21.7
Asset-backed securities	11.2	0.1	—	11.3
Mortgage-backed securities	0.5	—	—	0.5
Total restricted securities available for sale	$58.3	$1.0	$—	$59.3

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2020
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$2.2	$—	$—	$—	$2.2	$—
U.S. Government and agency securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$2.2	$—	$—	$—	$2.2	$—

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2019
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$1.4	$—	$—	$—	$1.4	$—
U.S. Government and agency securities	1.9	—	—	—	1.9	—
Asset-backed securities	1.9	—	—	—	1.9	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$5.2	$—	$—	$—	$5.2	$—

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

(In millions)	As of December 31,
	2020		2019
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$1.1	$1.1	$5.7	$5.7
Over one year to five years	58.1	60.0	50.8	51.8
Over five years to ten years	4.7	4.8	1.5	1.5
Over ten years	0.2	0.2	0.3	0.3
Total restricted securities available for sale	$64.1	$66.1	$58.3	$59.3

5.    LOANS RECEIVABLE

Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of December 31, 2020
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,869.6	$4,255.2	$10,124.8
Allowance for credit losses	(1,702.1)	(1,634.8)	(3,336.9)
Loans receivable, net	$4,167.5	$2,620.4	$6,787.9

(In millions)	As of December 31, 2019
	Dealer Loans	Purchased Loans	Total
Loans receivable	$4,623.3	$2,597.9	$7,221.2
Allowance for credit losses	(428.0)	(108.0)	(536.0)
Loans receivable, net	$4,195.3	$2,489.9	$6,685.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in Loans receivable and allowance for credit losses is as follows:

(In millions)	For the Year Ended December 31, 2020
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,623.3	$2,597.9	$7,221.2	$(428.0)	$(108.0)	$(536.0)	$4,195.3	$2,489.9	$6,685.2
Adoption of CECL (1)	940.2	1,523.4	2,463.6	(940.2)	(1,523.4)	(2,463.6)	—	—	—
Finance charges	1,313.9	991.0	2,304.9	(368.0)	(374.5)	(742.5)	945.9	616.5	1,562.4
Provision for credit losses	—	—	—	(239.7)	(317.2)	(556.9)	(239.7)	(317.2)	(556.9)
New Consumer Loan assignments (2)	2,207.8	1,433.4	3,641.2	—	—	—	2,207.8	1,433.4	3,641.2
Collections (3)	(3,059.1)	(1,682.3)	(4,741.4)	—	—	—	(3,059.1)	(1,682.3)	(4,741.4)
Accelerated Dealer Holdback payments	45.9	—	45.9	—	—	—	45.9	—	45.9
Dealer Holdback payments	142.6	—	142.6	—	—	—	142.6	—	142.6
Transfers (4)	(119.8)	119.8	—	39.7	(39.7)	—	(80.1)	80.1	—
Write-offs	(235.1)	(729.8)	(964.9)	235.1	729.8	964.9	—	—	—
Recoveries (5)	1.0	1.8	2.8	(1.0)	(1.8)	(2.8)	—	—	—
Deferral of Loan origination costs	8.9	—	8.9	—	—	—	8.9	—	8.9
Balance, end of period	$5,869.6	$4,255.2	$10,124.8	$(1,702.1)	$(1,634.8)	$(3,336.9)	$4,167.5	$2,620.4	$6,787.9

(In millions)	For the Year Ended December 31, 2019
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,141.0	$2,084.2	$6,225.2	$(378.1)	$(83.8)	$(461.9)	$3,762.9	$2,000.4	$5,763.3
Finance charges	888.7	480.7	1,369.4	—	—	—	888.7	480.7	1,369.4
Provision for credit losses	—	—	—	(65.9)	(10.5)	(76.4)	(65.9)	(10.5)	(76.4)
New Consumer Loan assignments (2)	2,424.5	1,347.7	3,772.2	—	—	—	2,424.5	1,347.7	3,772.2
Collections (3)	(2,947.0)	(1,402.5)	(4,349.5)	—	—	—	(2,947.0)	(1,402.5)	(4,349.5)
Accelerated Dealer Holdback payments	58.8	—	58.8	—	—	—	58.8	—	58.8
Dealer Holdback payments	138.5	—	138.5	—	—	—	138.5	—	138.5
Transfers (4)	(87.2)	87.2	—	13.1	(13.1)	—	(74.1)	74.1	—
Write-offs	(4.4)	(0.5)	(4.9)	4.4	0.5	4.9	—	—	—
Recoveries (5)	1.5	1.1	2.6	(1.5)	(1.1)	(2.6)	—	—	—
Deferral of Loan origination costs	8.9	—	8.9	—	—	—	8.9	—	8.9
Balance, end of period	$4,623.3	$2,597.9	$7,221.2	$(428.0)	$(108.0)	$(536.0)	$4,195.3	$2,489.9	$6,685.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(In millions)	For the Year Ended December 31, 2018
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$3,518.1	$1,530.9	$5,049.0	$(366.0)	$(63.4)	$(429.4)	$3,152.1	$1,467.5	$4,619.6
Finance charges	807.5	369.3	1,176.8	—	—	—	807.5	369.3	1,176.8
Provision for credit losses	—	—	—	(48.0)	(8.9)	(56.9)	(48.0)	(8.9)	(56.9)
New Consumer Loan assignments (2)	2,414.8	1,181.0	3,595.8	—	—	—	2,414.8	1,181.0	3,595.8
Collections (3)	(2,689.3)	(1,073.0)	(3,762.3)	—	—	—	(2,689.3)	(1,073.0)	(3,762.3)
Accelerated Dealer Holdback payments	52.6	—	52.6	—	—	—	52.6	—	52.6
Dealer Holdback payments	128.9	—	128.9	—	—	—	128.9	—	128.9
Transfers (4)	(78.2)	78.2	—	13.7	(13.7)	—	(64.5)	64.5	—
Write-offs	(25.2)	(3.4)	(28.6)	25.2	3.4	28.6	—	—	—
Recoveries (5)	3.0	1.2	4.2	(3.0)	(1.2)	(4.2)	—	—	—
Deferral of Loan origination costs	8.8	—	8.8	—	—	—	8.8	—	8.8
Balance, end of period	$4,141.0	$2,084.2	$6,225.2	$(378.1)	$(83.8)	$(461.9)	$3,762.9	$2,000.4	$5,763.3

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
(5)The Dealer Loans amount represents net cash flows received (collections less any related Dealer Holdback payments) on Dealer Loans that were previously written off in full. The Purchased Loans amount represents collections received on Purchased Loans that were previously written off in full.

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

(In millions)	For the Year Ended December 31, 2020
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$209.7	$308.9	$518.6
Forecast changes	30.0	8.3	38.3
Total	$239.7	$317.2	$556.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

(In millions)	For the Year Ended December 31, 2020
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,506.9	$3,151.2	$6,658.1
Expected net cash flows at the time of assignment (2)	3,113.4	2,018.2	5,131.6
Loans receivable at the time of assignment (3)	2,207.8	1,433.4	3,641.2

Provision for credit losses expense at the time of assignment	$(209.7)	$(308.9)	$(518.6)
Expected future finance charges at the time of assignment (4)	1,115.3	893.7	2,009.0
Expected net Loan income at the time of assignment (5)	$905.6	$584.8	$1,490.4

(In millions)	For the Year Ended December 31, 2019
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,810.6	$2,953.3	$6,763.9
Expected net cash flows at the time of assignment (2)	3,396.1	1,908.9	5,305.0
Loans receivable at the time of assignment (3)	2,424.5	1,347.7	3,772.2

Provision for credit losses expense at the time of assignment	$—	$—	$—
Expected future finance charges at the time of assignment (4)	971.6	561.2	1,532.8
Expected net Loan income at the time of assignment (5)	$971.6	$561.2	$1,532.8

(In millions)	For the Year Ended December 31, 2018
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,827.4	$2,610.7	$6,438.1
Expected net cash flows at the time of assignment (2)	3,405.0	1,669.4	5,074.4
Loans receivable at the time of assignment (3)	2,414.8	1,181.0	3,595.8

Provision for credit losses expense at the time of assignment	$—	$—	$—
Expected future finance charges at the time of assignment (4)	990.2	488.4	1,478.6
Expected net Loan income at the time of assignment (5)	$990.2	$488.4	$1,478.6

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
(5)Represents the amount that expected net cash flows at the time of assignment (2) exceed Loans receivable at the time of assignment (3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Year Ended December 31, 2020
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,577.0	$3,428.2	$9,005.2
New Consumer Loan assignments (1)	3,113.4	2,018.2	5,131.6
Realized net cash flows (2)	(2,870.6)	(1,682.3)	(4,552.9)
Forecast changes	(41.1)	(5.2)	(46.3)
Transfers (3)	(114.4)	121.2	6.8
Balance, end of period	$5,664.3	$3,880.1	$9,544.4

(In millions)	For the Year Ended December 31, 2019
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,045.9	$2,782.9	$7,828.8
New Consumer Loan assignments (1)	3,396.1	1,908.9	5,305.0
Realized net cash flows (2)	(2,749.7)	(1,402.5)	(4,152.2)
Forecast changes	(7.9)	22.5	14.6
Transfers (3)	(107.4)	116.4	9.0
Balance, end of period	$5,577.0	$3,428.2	$9,005.2

(In millions)	For the Year Ended December 31, 2018
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,240.7	$2,044.4	$6,285.1
New Consumer Loan assignments (1)	3,405.0	1,669.4	5,074.4
Realized net cash flows (2)	(2,507.8)	(1,073.0)	(3,580.8)
Forecast changes	2.0	40.3	42.3
Transfers (3)	(94.0)	101.8	7.8
Balance, end of period	$5,045.9	$2,782.9	$7,828.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our prior forecasted collection rates and our initial expectations. For additional information regarding credit quality, see Note 2 to the consolidated financial statements. The following table compares our forecast of Consumer Loan collection rates as of December 31, 2020, with the forecasts as of December 31, 2019, as of December 31, 2018, and at the time of assignment, segmented by year of assignment:

	Total Loans as of December 31, 2020
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2020	December 31, 2019	December 31, 2018	Initial Forecast	December 31, 2019	December 31, 2018	Initial Forecast
2011	74.8%	74.8%	74.7%	72.5%	0.0%	0.1%	2.3%
2012	73.8%	73.9%	73.8%	71.4%	-0.1%	0.0%	2.4%
2013	73.4%	73.5%	73.5%	72.0%	-0.1%	-0.1%	1.4%
2014	71.6%	71.7%	71.7%	71.8%	-0.1%	-0.1%	-0.2%
2015	65.2%	65.4%	65.4%	67.7%	-0.2%	-0.2%	-2.5%
2016	63.6%	64.1%	64.2%	65.4%	-0.5%	-0.6%	-1.8%
2017	64.1%	64.8%	65.5%	64.0%	-0.7%	-1.4%	0.1%
2018	64.0%	65.1%	65.0%	63.6%	-1.1%	-1.0%	0.4%
2019	64.4%	64.6%	—	64.0%	-0.2%	—	0.4%
2020	64.8%	—	—	63.4%	—	—	1.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Dealer Loans as of December 31, 2020
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2020	December 31, 2019	December 31, 2018	Initial Forecast	December 31, 2019	December 31, 2018	Initial Forecast
2011	74.6%	74.6%	74.6%	72.4%	0.0%	0.0%	2.2%
2012	73.6%	73.7%	73.7%	71.3%	-0.1%	-0.1%	2.3%
2013	73.4%	73.4%	73.4%	72.1%	0.0%	0.0%	1.3%
2014	71.5%	71.6%	71.6%	71.9%	-0.1%	-0.1%	-0.4%
2015	64.5%	64.8%	64.6%	67.5%	-0.3%	-0.1%	-3.0%
2016	62.8%	63.2%	63.3%	65.1%	-0.4%	-0.5%	-2.3%
2017	63.4%	64.2%	64.8%	63.8%	-0.8%	-1.4%	-0.4%
2018	63.5%	64.7%	64.7%	63.6%	-1.2%	-1.2%	-0.1%
2019	64.1%	64.4%	—	63.9%	-0.3%	—	0.2%
2020	64.5%	—	—	63.3%	—	—	1.2%

	Purchased Loans as of December 31, 2020
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2020	December 31, 2019	December 31, 2018	Initial Forecast	December 31, 2019	December 31, 2018	Initial Forecast
2011	76.4%	76.4%	76.3%	72.7%	0.0%	0.1%	3.7%
2012	75.9%	75.9%	75.9%	71.4%	0.0%	0.0%	4.5%
2013	74.3%	74.4%	74.3%	71.6%	-0.1%	0.0%	2.7%
2014	72.4%	72.5%	72.6%	70.9%	-0.1%	-0.2%	1.5%
2015	68.8%	69.3%	69.5%	68.5%	-0.5%	-0.7%	0.3%
2016	65.8%	66.6%	66.8%	66.5%	-0.8%	-1.0%	-0.7%
2017	65.6%	66.3%	67.0%	64.6%	-0.7%	-1.4%	1.0%
2018	65.1%	66.0%	65.6%	63.5%	-0.9%	-0.5%	1.6%
2019	65.1%	65.1%	—	64.2%	0.0%	—	0.9%
2020	65.4%	—	—	63.6%	—	—	1.8%

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
(2)The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments segmented by year of assignment:

(In millions)	Total Loans as of December 31, 2020 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and prior	$4.8	$2.2	$16.1	$99.0	$122.1
2016	73.5	29.1	119.3	41.7	263.6
2017	320.9	121.0	277.5	7.2	726.6
2018	962.8	374.6	513.9	1.0	1,852.3
2019	1,985.2	745.6	610.8	—	3,341.6
2020	3,002.0	663.8	152.8	—	3,818.6
	$6,349.2	$1,936.3	$1,690.4	$148.9	$10,124.8

(In millions)	Dealer Loans as of December 31, 2020 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and prior	$2.1	$1.0	$7.9	$76.1	$87.1
2016	31.9	12.3	55.7	31.1	131.0
2017	170.5	62.7	143.3	5.1	381.6
2018	523.3	197.5	267.4	0.7	988.9
2019	1,046.9	383.5	310.2	—	1,740.6
2020	2,009.5	433.1	97.8	—	2,540.4
	$3,784.2	$1,090.1	$882.3	$113.0	$5,869.6

(In millions)	Purchased Loans as of December 31, 2020 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and prior	$2.7	$1.2	$8.2	$22.9	$35.0
2016	41.6	16.8	63.6	10.6	132.6
2017	150.4	58.3	134.2	2.1	345.0
2018	439.5	177.1	246.5	0.3	863.4
2019	938.3	362.1	300.6	—	1,601.0
2020	992.5	230.7	55.0	—	1,278.2
	$2,565.0	$846.2	$808.1	$35.9	$4,255.2

(1)As Consumer Loans are aggregated by Dealer for purposes of recognizing revenue and measuring credit losses, the Dealer Loan amount was estimated by allocating the balance of each Dealer Loan to the underlying Consumer Loans based on the forecasted future collections of each Consumer Loan.
(2)As certain Consumer Loans are aggregated by Dealer or month of purchase for purposes of recognizing revenue and measuring credit losses, the Purchased Loan amount was estimated by allocating the balance of certain Purchased Loans to the underlying Consumer Loans based on the forecasted future collections of each Consumer Loan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

COVID-19 continues to be widespread in the United States. In an effort to contain the virus, authorities have implemented various measures, including travel bans, stay-at-home orders and shutdowns of non-essential businesses. These measures have caused a significant decline in economic activity and a dramatic increase in unemployment. While the prevalence, severity and impact of such restrictions have lessened and unemployment rates have improved, uncertainty remains as to when economic conditions will return to normalcy and whether further restrictions may be required. Starting in mid-March, we experienced a substantial reduction in demand for our product and a significant decline in cash flows from our Loan portfolio that lasted through mid-April, after which collections and new loan volumes improved significantly. Starting in late July and continuing through the end of the year, we experienced another substantial reduction in demand for our product. As the virus is not yet fully contained, the ultimate impact of the pandemic on our business is not yet known. The impact will depend on future developments, including, but not limited to, the duration of the pandemic, its severity, the actions to contain the disease or mitigate its impact, additional federal stimulus measures and enhanced unemployment benefits, if any, and the duration, timing and severity of the impact on consumer behavior and economic activity.

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the current period. While the adjustment to our forecast, which we continued to apply through the end of 2020, represents our best estimate at this time, the COVID-19 pandemic has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program are aggregated into pools for purposes of recognizing revenue and measuring credit losses. As a result of this aggregation, we are not able to segment the carrying amounts of the majority of our Loan portfolio by year of assignment. We are able to segment our Loan portfolio by the performance of the Loan pools. Performance considers both the amount and timing of expected net cash flows and is measured by comparing the balance of the Loan pool to the discounted value of the expected future net cash flows of each Loan pool using the yield established at the time of assignment. The following table segments our Loan portfolio by the performance of the Loan pools:

(In millions)	As of December 31, 2019
	Loan Pool Performance Meets or Exceeds Initial Estimates			Loan Pool Performance Less than Initial Estimates
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Loans receivable	$1,591.3	$2,006.9	$3,598.2	$3,032.0	$591.0	$3,623.0
Allowance for credit losses	—	—	—	(428.0)	(108.0)	(536.0)
Loans receivable, net	$1,591.3	$2,006.9	$3,598.2	$2,604.0	$483.0	$3,087.0

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of December 31,
	2020	2019
Land and land improvements	$2.9	$2.7
Building and improvements	59.3	54.5
Data processing equipment and software	41.1	41.3
Office furniture and equipment	3.4	3.9
Leasehold improvements	2.3	2.4
Total property and equipment	109.0	104.8
Less: Accumulated depreciation on property and equipment	(49.6)	(45.1)
Total property and equipment, net	$59.4	$59.7

Depreciation expense on property and equipment was $8.8 million, $7.3 million and $5.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Years Ended December 31,
	2020	2019	2018
Net assumed written premiums	$61.7	$51.8	$55.8
Net premiums earned	57.3	51.0	46.6
Provision for claims	37.9	30.1	26.0
Amortization of capitalized acquisition costs	1.4	1.3	1.2

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of December 31,
	Balance Sheet location	2020	2019
Trust assets	Restricted cash and cash equivalents	$0.7	$0.9
Trust assets	Restricted securities available for sale	66.1	59.3
Unearned premium	Accounts payable and accrued liabilities	48.5	44.1
Claims reserve (1)	Accounts payable and accrued liabilities	2.3	1.8

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

The following tables present information about incurred and paid claims development for the five-year period ended December 31, 2020:

(Dollars in millions)
	Cumulative Incurred Claims					As of December 31, 2020
Incident Year	As of December 31,					Claims Reserve	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020
2016	$25.7	$26.0	$26.0	$26.0	$26.0	$—	25,215
2017		22.3	22.5	22.6	22.6	—	20,462
2018			25.8	25.7	25.8	—	22,309
2019				30.1	30.2	—	24,411
2020					37.7	2.3	27,404
Total					$142.3	$2.3	119,801

(In millions)	Cumulative Paid Claims
	As of December 31,
Incident Year	2016	2017	2018	2019	2020
2016	$24.7	$26.0	$26.0	$26.0	$26.0
2017		21.3	22.5	22.6	22.6
2018			24.2	25.7	25.8
2019				28.3	30.2
2020					35.4
Total					$140.0

Average Annual Percentage Payout of Incurred Claims by Age
Claim Age (Years)	1	2	3	4	5
Payout Percentage	94.0%	5.7%	0.3%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Years Ended December 31,
	2020	2019	2018
Ancillary product profit sharing	$33.5	$37.9	$30.6
Remarketing fees	7.1	12.0	11.2
Dealer enrollment fees	3.0	4.7	4.3
Interest	2.9	8.5	5.0
Dealer support products and services	1.9	2.5	4.1
GPS-SID fees	—	1.9	6.4
Other	1.2	1.1	0.8
Total	$49.6	$68.6	$62.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Year Ended December 31, 2020
	Ancillary product profit sharing	Remarketing fees	Dealer enrollment fees	Interest	Dealer support products and services	Other	Total Other Income
Source of income
Third Party Providers	$33.5	$—	$—	$2.9	$—	$1.2	$37.6
Dealers	—	7.1	3.0	—	1.9	—	12.0
Total	$33.5	$7.1	$3.0	$2.9	$1.9	$1.2	$49.6

Timing of revenue recognition
Over time	$33.5	$—	$3.0	$2.9	$—	$—	$39.4
At a point in time	—	7.1	—	—	1.9	1.2	10.2
Total	$33.5	$7.1	$3.0	$2.9	$1.9	$1.2	$49.6
9.    DEBT

Debt consists of the following:

(In millions)	As of December 31, 2020
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$95.9	$—	$—	$95.9
Secured financing (2)	3,728.7	(17.1)	—	3,711.6
Senior notes	800.0	(9.4)	—	790.6
Mortgage note	10.5	—	—	10.5
Total debt	$4,635.1	$(26.5)	$—	$4,608.6

(In millions)	As of December 31, 2019
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (2)	3,355.6	(15.9)	—	3,339.7
Senior notes	1,201.8	(13.2)	(0.8)	1,187.8
Mortgage note	11.3	—	—	11.3
Total debt	$4,568.7	$(29.1)	$(0.8)	$4,538.8

(1)Excludes deferred debt issuance costs of $3.2 million and $3.2 million as of December 31, 2020 and December 31, 2019, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

General information for each of our financing transactions in place as of December 31, 2020 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount		Interest Rate Basis as of December 31, 2020
Revolving Secured Line of Credit	n/a	06/22/23		$340.0	(1)	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding Corp. II	07/12/22	(3)	$400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	07/26/22	(3)	$300.0		LIBOR plus 200 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/18/23	(5)	$125.0		LIBOR plus 225 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/22	(3)	$75.0		LIBOR plus 200 basis points
Warehouse Facility VII (2)	CAC Warehouse Funding LLC VII	12/16/21	(6)	$150.0		Commercial paper rate plus 200 basis points (4)
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	07/26/22	(3)	$200.0		LIBOR plus 190 basis points (4)
Term ABS 2017-3 (2)	Credit Acceptance Funding LLC 2017-3	10/15/19	(3)	$350.0		Fixed rate
Term ABS 2018-1 (2)	Credit Acceptance Funding LLC 2018-1	02/17/20	(3)	$500.0		Fixed rate
Term ABS 2018-2 (2)	Credit Acceptance Funding LLC 2018-2	05/15/20	(3)	$450.0		Fixed rate
Term ABS 2018-3 (2)	Credit Acceptance Funding LLC 2018-3	08/17/20	(3)	$398.3		Fixed rate
Term ABS 2019-1 (2)	Credit Acceptance Funding LLC 2019-1	02/15/21	(3)	$402.5		Fixed rate
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/22	(7)	$500.0		Fixed rate
Term ABS 2019-3 (2)	Credit Acceptance Funding LLC 2019-3	11/15/21	(3)	$351.7		Fixed rate
Term ABS 2020-1 (2)	Credit Acceptance Funding LLC 2020-1	02/15/22	(3)	$500.0		Fixed rate
Term ABS 2020-2 (2)	Credit Acceptance Funding LLC 2020-2	07/15/22	(3)	$481.8		Fixed rate
Term ABS 2020-3 (2)	Credit Acceptance Funding LLC 2020-3	10/17/22	(3)	$600.0		Fixed rate
2024 Senior Notes	n/a	12/31/24		$400.0		Fixed rate
2026 Senior Notes	n/a	03/15/26		$400.0		Fixed rate
Mortgage Note (2)	Chapter 4 Properties, LLC	08/06/23		$12.0		LIBOR plus 150 basis points
(1)The amount of the facility will decrease to $305.0 million on June 22, 2022.
(2)Financing made available only to a specified subsidiary of the Company.
(3)Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.
(4)Interest rate cap agreements are in place to limit the exposure to increasing interest rates.
(5)Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on December 16, 2025 will be due on that date.
(6)Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on December 16, 2023 will be due on that date.
(7)Represents the revolving maturity date. The Company has the option to redeem and retire the indebtedness after the revolving maturity date. If we do not elect this option, the outstanding balance will amortize based on the cash flows of the pledged assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Years Ended December 31,
	2020	2019
Revolving Secured Line of Credit
Maximum outstanding principal balance	$296.6	$282.9
Average outstanding principal balance	108.3	77.2
Warehouse Facility II
Maximum outstanding principal balance	$201.0	$201.0
Average outstanding principal balance	106.7	78.0
Warehouse Facility IV
Maximum outstanding principal balance	$—	$100.0
Average outstanding principal balance	—	1.1
Warehouse Facility V
Maximum outstanding principal balance	$75.0	$35.0
Average outstanding principal balance	19.1	0.9
Warehouse Facility VI
Maximum outstanding principal balance	$50.0	$—
Average outstanding principal balance	18.0	—
Warehouse Facility VII
Maximum outstanding principal balance	$125.0	$101.5
Average outstanding principal balance	61.9	7.1
Warehouse Facility VIII
Maximum outstanding principal balance	$149.0	$145.3
Average outstanding principal balance	28.2	7.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2020	2019
Revolving Secured Line of Credit
Principal balance outstanding	$95.9	$—
Amount available for borrowing (1)	244.1	340.0
Interest rate	2.02%	—%
Warehouse Facility II
Principal balance outstanding	$75.0	$—
Amount available for borrowing (1)	325.0	400.0
Loans pledged as collateral	91.8	—
Restricted cash and cash equivalents pledged as collateral	3.0	1.0
Interest rate	1.90%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	125.0	100.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	150.0	150.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2016-3
Principal balance outstanding	$—	$51.8
Loans pledged as collateral	—	219.5
Restricted cash and cash equivalents pledged as collateral	—	23.5
Interest rate	—%	3.60%
Term ABS 2017-1
Principal balance outstanding	$—	$120.9
Loans pledged as collateral	—	292.8
Restricted cash and cash equivalents pledged as collateral	—	26.1
Interest rate	—%	3.19%

(1) Availability may be limited by the amount of assets pledged as collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2020	2019
Term ABS 2017-2
Principal balance outstanding	$—	$277.2
Loans pledged as collateral	—	426.7
Restricted cash and cash equivalents pledged as collateral	—	35.1
Interest rate	—%	2.83%
Term ABS 2017-3
Principal balance outstanding	$70.9	$303.2
Loans pledged as collateral	215.8	393.0
Restricted cash and cash equivalents pledged as collateral	23.2	29.3
Interest rate	3.41%	2.91%
Term ABS 2018-1
Principal balance outstanding	$196.4	$500.0
Loans pledged as collateral	394.1	609.5
Restricted cash and cash equivalents pledged as collateral	36.2	43.8
Interest rate	3.61%	3.24%
Term ABS 2018-2
Principal balance outstanding	$254.3	$450.0
Loans pledged as collateral	410.0	550.4
Restricted cash and cash equivalents pledged as collateral	34.6	37.6
Interest rate	3.85%	3.68%
Term ABS 2018-3
Principal balance outstanding	$296.1	$398.3
Loans pledged as collateral	408.8	487.7
Restricted cash and cash equivalents pledged as collateral	32.9	32.3
Interest rate	3.78%	3.72%
Term ABS 2019-1
Principal balance outstanding	$402.5	$402.5
Loans pledged as collateral	482.3	490.2
Restricted cash and cash equivalents pledged as collateral	35.4	31.9
Interest rate	3.53%	3.53%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	575.4	628.5
Restricted cash and cash equivalents pledged as collateral	41.2	38.6
Interest rate	3.13%	3.13%
Term ABS 2019-3
Principal balance outstanding	$351.7	$351.7
Loans pledged as collateral	420.9	428.6
Restricted cash and cash equivalents pledged as collateral	30.8	27.2
Interest rate	2.56%	2.56%
Term ABS 2020-1
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	749.3	—
Restricted cash and cash equivalents pledged as collateral	48.8	—
Interest rate	2.18%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2020	2019
Term ABS 2020-2
Principal balance outstanding	$481.8	$—
Loans pledged as collateral	606.6	—
Restricted cash and cash equivalents pledged as collateral	41.1	—
Interest rate	1.65%	—%
Term ABS 2020-3
Principal balance outstanding	$600.0	$—
Loans pledged as collateral	759.1	—
Restricted cash and cash equivalents pledged as collateral	49.3	—
Interest rate	1.44%	—%
2021 Senior Notes
Principal balance outstanding	$—	$151.8
Interest rate	—%	6.125%
2023 Senior Notes
Principal balance outstanding	$—	$250.0
Interest rate	—%	7.375%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
Mortgage Note
Principal balance outstanding	$10.5	$11.3
Interest rate	1.65%	3.21%
Revolving Secured Line of Credit Facility

We have a $340.0 million revolving secured line of credit facility with a commercial bank syndicate. The amount of the facility will decrease to $305.0 million on June 22, 2022. Borrowings under the revolving secured line of credit facility, including any letters of credit issued under the facility, are subject to a borrowing-base limitation. This limitation equals 80% of the value of Loans, as defined in the agreement, less a hedging reserve (not exceeding $1.0 million), and the amount of other debt secured by the collateral which secures the revolving secured line of credit facility. Borrowings under the revolving secured line of credit facility agreement are secured by a lien on most of our assets.

Warehouse Facilities

We have six Warehouse facilities with total borrowing capacity of $1,250.0 million. Each of the facilities is with a different lender or group of lenders. Under each Warehouse facility, we can contribute Loans to our wholly-owned subsidiaries in return for cash and equity in each subsidiary. In turn, each subsidiary pledges the Loans as collateral to lenders to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to each subsidiary under the applicable facility is generally limited to the lesser of 80% of the value of the contributed Loans, as defined in the agreements, plus the restricted cash and cash equivalents pledged as collateral on such Loans or the facility limit.

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

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than that of Term ABS 2019-2, contributed the Loans to a respective trust that issued notes to qualified institutional investors. The Funding LLC for the Term ABS 2019-2 transaction pledged the Loans to a lender. The Term ABS 2017-3, 2018-1, 2018-2, 2018-3, 2019-1, 2019-3, 2020-1, 2020-2 and 2020-3 transactions each consist of three classes of notes.

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

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2017-3	October 26, 2017	$437.6	Through October 15, 2019
Term ABS 2018-1	February 22, 2018	625.1	Through February 17, 2020
Term ABS 2018-2	May 24, 2018	562.6	Through May 15, 2020
Term ABS 2018-3	August 23, 2018	500.1	Through August 17, 2020
Term ABS 2019-1	February 21, 2019	503.1	Through February 15, 2021
Term ABS 2019-2	August 28, 2019	625.1	Through August 15, 2022
Term ABS 2019-3	November 21, 2019	439.6	Through November 15, 2021
Term ABS 2020-1	February 20, 2020	625.1	Through February 15, 2022
Term ABS 2020-2	July 23, 2020	602.3	Through July 15, 2022
Term ABS 2020-3	October 22, 2020	750.1	Through October 17, 2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2020 are as follows:

(In millions)
Year	Revolving Secured Line of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes	Mortgage Note	Total
2021	$—	$—	$1,091.2	$—	$0.8	$1,092.0
2022	—	28.1	1,452.8	—	0.9	1,481.8
2023	95.9	46.9	1,034.7	—	8.8	1,186.3
2024	—	—	75.0	400.0	—	475.0
2025	—	—	—	—	—	—
Thereafter	—	—	—	400.0	—	400.0
Total	$95.9	$75.0	$3,653.7	$800.0	$10.5	$4,635.1
(1)The principal maturities of the Term ABS transactions are estimated based on forecasted collections.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Debt Covenants

As of December 31, 2020, we were in compliance with our covenants under the revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income, as defined in the agreements, of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the contributed assets.

Our Term ABS financings also contain covenants that measure the performance of the contributed assets. As of December 31, 2020, we were in compliance with all such covenants. As of the end of the year, we were also in compliance with our covenants under the senior notes indentures.

10.    DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings.  The following tables provide the terms of our interest rate cap agreements that were in effect as of December 31, 2020 and 2019:

(Dollars in millions)
As of December 31, 2020
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2020	07/2022	$205.0	5.50%

300.0	Warehouse Facility IV	Cap Floating Rate	05/2017	04/2021	33.3	6.50%
		Cap Floating Rate	05/2018	04/2021	50.0	6.50%
		Cap Floating Rate	07/2019	07/2023	216.7	6.50%
					300.0

125.0	Warehouse Facility V	Cap Floating Rate	12/2020	01/2026	94.0	5.50%

150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	68.7	5.50%
		Cap Floating Rate	01/2020	12/2023	81.3	5.50%
					150.0

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%

(Dollars in millions)
As of December 31, 2019
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2017	12/2020	$205.0	5.50%

300.0	Warehouse Facility IV	Cap Floating Rate	05/2017	04/2021	100.0	6.50%
		Cap Floating Rate	05/2018	04/2021	150.0	6.50%
		Cap Floating Rate	07/2019	07/2023	50.0	6.50%
					300.0

100.0	Warehouse Facility V	Cap Floating Rate	08/2018	08/2023	75.0	6.50%
150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	143.8	5.50%
200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%
(1) Rate excludes the spread over the corresponding LIBOR or commercial paper rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The interest rate caps have not been designated as hedging instruments.  As of December 31, 2020 and 2019, the interest rate caps had a fair value of $0.1 million, as the capped rates were significantly above market rates.

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 is as follows:

(In millions)		Amount of Loss Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		For the Years Ended December 31,
	Location	2020	2019	2018
Interest rate caps	Interest expense	$—	$(0.1)	$(0.1)

11.    INCOME TAXES

Income Tax Provision

The income tax provision consists of the following:

(In millions)	For the Years Ended December 31,
	2020	2019	2018
Income before provision for income taxes:	$549.5	$855.9	$755.1
Current provision for income taxes:
Federal	53.8	94.1	110.9
State	6.6	18.7	19.5
	60.4	112.8	130.4
Deferred provision for income taxes:
Federal	57.3	70.7	35.0
State	11.0	14.8	14.3
	68.3	85.5	49.3
Interest and penalties expense:
Interest	(0.2)	1.5	1.4
Penalties	—	—	—
	(0.2)	1.5	1.4
Provision for income taxes	$128.5	$199.8	$181.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In millions)	As of December 31,
	2020	2019
Deferred tax assets:
Allowance for credit losses	$801.4	$128.3
Stock-based compensation	15.8	15.5
Deferred state net operating loss	4.3	3.6
Other, net	12.3	13.2
Total deferred tax assets	833.8	160.6
Deferred tax liabilities:
Valuation of Loans receivable	1,208.5	471.3
Deferred Loan origination costs	1.6	1.6
Other, net	14.7	10.2
Total deferred tax liabilities	1,224.8	483.1
Net deferred tax liability	$391.0	$322.5

The increases in our deferred tax assets and deferred tax liabilities from 2019 to 2020 were primarily due to the adoption of CECL on January 1, 2020, which significantly increased the outstanding balances of Loans receivable and the related allowance for credit losses.

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

Effective Income Tax Rate

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Years Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	2.7%	3.1%	3.5%
Excess tax benefits from stock-based compensation plans	-0.5%	-0.9%	-0.1%
Effect of the 2017 Tax Act	—%	—%	-0.7%
Other	0.2%	0.1%	0.3%
Effective income tax rate	23.4%	23.3%	24.0%

State income taxes

The decrease in our state income tax rate from 2019 to 2020 was primarily the result of the settlement of an uncertain tax position for state income taxes during 2020. The decrease in our state income tax rate from 2018 to 2019 was primarily the result of the write-off of a deferred state net operating loss tax asset during 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Excess tax benefits from stock-based compensation plans

During the first quarter of each year, we receive a tax benefit upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount by which this tax benefit exceeds the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit. Excess tax benefits are recognized in provision for income taxes and reduce our effective income tax rate. The impact of excess tax benefits on our effective income tax rate decreased in magnitude from 2019 to 2020, and increased in magnitude from 2018 to 2019, primarily due to the number of restricted stock units that were converted to common stock in each period, due to the timing of our long-term stock award grants.

Effect of the 2017 Tax Act

In 2018, we reversed a provisional valuation allowance related to stock-based compensation that we had established in 2017 upon enactment of the 2017 Tax Act, which resulted in a $5.5 million reversal of provision for income taxes in 2018.

Unrecognized Tax Benefits

The following table is a summary of changes in gross unrecognized tax benefits:

(In millions)	For the Years Ended December 31,
	2020	2019	2018
Unrecognized tax benefits at January 1,	$41.7	$38.7	$31.9
Additions for tax positions of the current year	10.2	10.0	10.2
Additions for tax positions of prior years	0.1	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	(4.6)	(2.3)	—
Reductions as a result of a lapse of the statute of limitations	(5.6)	(4.7)	(3.4)
Unrecognized tax benefits at December 31,	$41.8	$41.7	$38.7
The total amount of gross unrecognized tax benefit that, if recognized, would favorably affect our effective income tax rate in future periods, was $41.8 million as of December 31, 2020.  Accrued interest related to uncertain tax positions was $9.2 million and $8.9 million as of December 31, 2020 and 2019, respectively.

We are subject to income tax in federal and state jurisdictions. We are generally no longer subject to tax examinations on federal returns filed for years prior to 2017 and state returns filed for years prior to 2013.

12.    NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Years Ended December 31,
	2020	2019	2018
Weighted average shares outstanding:
Common shares	17,544,837	18,614,719	19,144,785
Vested restricted stock units	314,098	285,537	301,282
Basic number of weighted average shares outstanding	17,858,935	18,900,256	19,446,067
Dilutive effect of restricted stock and restricted stock units	76,844	76,304	86,245
Dilutive number of weighted average shares outstanding	17,935,779	18,976,560	19,532,312

For the years ended December 31, 2020, 2019 and 2018 there were no shares of restricted stock or restricted stock units that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13.    STOCK REPURCHASES

The following table summarizes our stock repurchases for the years ended December 31, 2020, 2019, and 2018:

(Dollars in millions)	For the Years Ended December 31,
	2020		2019		2018
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	1,267,103	$474.3	669,752	$282.2	336,743	$127.1
Other (2)	15,063	6.5	42,696	18.2	6,185	2.0
Total	1,282,166	$480.8	712,448	$300.4	342,928	$129.1

(1)Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On March 5, 2020, the board of directors authorized the repurchase of up to three million shares of our common stock in addition to the board’s prior authorizations. As of December 31, 2020, we had authorization to repurchase 2,502,610 shares of our common stock.
(2)Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

14.           STOCK-BASED COMPENSATION PLANS

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), we can grant stock-based awards in the form of restricted stock, restricted stock units and stock options to team members, officers, directors, and contractors at any time prior to March 26, 2022. On March 26, 2012, our board of directors approved an amendment to our Incentive Plan, increasing the number of shares authorized for issuance by 500,000 shares, to 2.0 million shares. The shares available for future grants under the Incentive Plan totaled 116,031 as of December 31, 2020, disregarding the stock option grant described below which is subject to shareholder approval of an amendment to the Incentive Plan.

Restricted Stock

We grant performance-based and time-based shares of restricted stock to team members in accordance with our Incentive Plan. The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant. Based on the terms of individual restricted stock grant agreements, shares vest under one of the following methods:

•Over a period of 15 years, based on continuous employment and a combination of the cumulative improvement in our annual adjusted economic profit, a non-GAAP financial measure, and the attainment of annual adjusted economic profit targets.
•Over a period of three years, based on continuous employment.

A summary of the non-vested restricted stock activity under the Incentive Plan for the year ended December 31, 2020 is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2019	137,503	$125.04
Vested	(14,633)	182.61
Forfeited	(152)	362.80
Non-vested as of December 31, 2020	122,718	$117.88

No shares of restricted stock were granted in 2020. The grant-date weighted average fair value of shares granted in 2019 and 2018 was $441.54, and $317.87, respectively.  The total fair value of shares vested was $5.1 million in 2020, $7.9 million in 2019 and $4.8 million in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Restricted Stock Units

We grant performance-based and time-based restricted stock units to team members and directors in accordance with our Incentive Plan. The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant. Each restricted stock unit represents and has a value equal to one share of common stock. Based on the terms of individual restricted stock grant agreements, restricted stock units vest under one of the following methods:

•Over a period of ten years, based on continuous employment and the cumulative improvement in our annual adjusted economic profit.
•Over a period of five years, based upon the compounded annual growth rate in our adjusted economic profit.
•Over a period of one to four years, based on continuous employment and the compounded annual growth rate in our adjusted EPS, a non-GAAP financial measure.
•Over a period of three years, based on continuous employment.

A summary of the restricted stock unit activity under the Incentive Plan for the year ended December 31, 2020, is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (2) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2019	428,831	$132.99
Granted	5,870	436.89
Converted	(21,971)	105.97
Forfeited	(128)	434.60
Outstanding as of December 31, 2020 (1)	412,602	$138.65	$142.8	3.6
Vested as of December 31, 2020	320,250	$132.24	$110.9	3.2

(1)No RSUs outstanding at December 31, 2020 were convertible to shares of common stock.
(2)The intrinsic value of RSUs is measured by applying the closing stock price as of December 31, 2020 to the applicable number of units.
The grant-date weighted average fair value of RSUs granted in 2020, 2019 and 2018 was $436.89, $453.64, and $363.11, respectively. The total intrinsic value of RSUs converted to common stock during 2020, 2019 and 2018 was $7.6 million, $36.9 million, and $0.5 million, respectively.

Stock-based compensation expense

Stock-based compensation expense consists of the following:

(In millions)	For the Years Ended December 31,
	2020	2019	2018
Restricted stock	$2.0	$3.0	$2.7
Restricted stock units	4.2	4.6	7.6
Total	$6.2	$7.6	$10.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

While the stock-based awards are often expected to vest in equal, annual installments over the corresponding requisite service periods of the grants, the related stock-based compensation expense is not recognized on a straight-line basis over the same periods. Each installment is accounted for as a separate award and as a result, the fair value of each installment is recognized as stock-based compensation expense on a straight-line basis over the related expected vesting period. Assuming performance targets are achieved in the periods currently estimated, we expect to recognize the remaining expense for stock-based awards outstanding as of December 31, 2020 over a weighted average period of 2.2 years, as follows:

(In millions)
For the Years Ended December 31,	Restricted Stock Units	Restricted Stock	Total Projected Expense
2021	$1.2	$1.2	$2.4
2022	0.3	0.9	1.2
2023	0.1	0.7	0.8
2024	—	0.5	0.5
2025	—	0.3	0.3
Thereafter	—	0.2	0.2
Total	$1.6	$3.8	$5.4

Stock option grant subject to shareholder approval

On December 30, 2020, we granted 622,000 time-based stock options to team members, which are subject to shareholder approval of an amendment to our Incentive Plan at the next Annual Meeting of Shareholders (“Shareholder Approval”). The exercise price of the options is $333.94, which is equal to the closing market price of our common stock on the day prior to the date of the grant. Based on the terms of individual stock option grant agreements, the stock options:

•vest and become exercisable in four equal annual installments beginning on December 30, 2021, which is the first anniversary of the date on which the options were granted, based on continuous employment and
•expire six years from the date of the grant.

Under GAAP, if a stock award is subject to shareholder approval, it is not considered granted for accounting purposes until that approval is received. If Shareholder Approval is received, we will measure the grant date fair value of the December 30, 2020 stock options on the Shareholder Approval date and recognize stock-based compensation expense over the requisite service period, which would begin on the Shareholder Approval date. No stock-based compensation expense was recognized for stock options in 2020.

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

Geographic Information

For the three years ended December 31, 2020, 2019 and 2018, all of our revenues were derived from the United States.  As of December 31, 2020 and 2019, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of financing programs that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer or purchase ancillary products on vehicles financed by us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during 2020, 2019, or 2018. Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2020 or 2019.

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

On May 7, 2019, we received a subpoena from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York. On July 30, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, both from the Consumer Frauds and Protection Bureau and the Investor Protection Bureau, relating to the Company’s origination and collection policies and procedures in the state of New York and its securitizations. On August 28, 2020, we were informed that one of the two additional subpoenas was being withdrawn. On November 16, 2020, we received an additional subpoena for documents from the Office of the New York State Attorney General. On November 19, 2020, the Company received a letter from the Office of the New York State Attorney General stating that the New York State Attorney General is considering bringing claims against the Company under the Dodd-Frank Wall Street Reform and Consumer Protection Act, New York Executive Law § 63(12), the New York Martin Act and New York General Business Law § 349 in connection with the Company’s origination and securitization practices. On December 9, 2020, we responded to the New York State Attorney General’s letter disputing the assertions contained therein. On December 21, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, one relating to data and the other seeking testimony. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On April 22, 2019, we received a civil investigative demand from the Bureau of Consumer Financial Protection (the “Bureau”) seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs and credit reporting. On May 7, 2020, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. The Company raised various objections to the May 7, 2020 civil investigative demand, and on May 26, 2020, we were notified that it was withdrawn. On June 1, 2020, we received another civil investigative demand that was similar to the May 7, 2020 demand, and which raised many of the same objections. We formally petitioned the Bureau to modify the June 1, 2020 civil investigative demand. On September 3, 2020, the Director of the Bureau denied our petition to modify the June 1, 2020 civil investigative demand. On December 23, 2020, we received a civil investigative demand for investigational hearings in connection with the Bureau’s investigation. The Company objected to certain portions of the civil investigative demands for hearings and, on January 19, 2021, the Bureau notified the Company that it had withdrawn such portions from the December 23, 2020 civil investigative demands. We continue to cooperate with the investigation, but cannot predict the eventual scope, duration, or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

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

On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On April 3, 2020, we received a subpoena from the Attorney General of the State of Maryland relating to the Company’s origination and collection policies and procedures in the state of Maryland. On August 11, 2020, we received a subpoena from the Attorney General of the State of Maryland restating most of the requests contained in the March 18, 2016 and April 3, 2020 subpoenas, making additional requests, and expanding the inquiry to include 40 other states (Alabama, Alaska, Arizona, Arkansas, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, and Wisconsin) and the District of Columbia. Also on August 11, 2020, we received from the Attorney General of the State of New Jersey a subpoena that is essentially identical to the August 11, 2020 Maryland subpoena, both as to substance and as to the jurisdictions identified. We are cooperating with these inquiries and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from these investigations.

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

On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On November 20, 2017 we received a second civil investigative demand from the Office of the Attorney General seeking updated information on its original civil investigative demand, additional information related to the Company’s origination and collection of Consumer Loans, and information regarding securitization activities. In connection with this inquiry, we were informed by representatives of the Office of the Attorney General that it believes that the Company may have engaged in unfair and deceptive acts or practices related to the origination and collection of auto loans, which may have caused some of the Company’s representations and warranties contained in securitization documents to be inaccurate. On July 22, 2020, we received a third civil investigative demand from the Office of the Attorney General seeking updates on previously produced data and additional information related to the Company’s origination of Consumer Loans. On August 30, 2020, we were served with a complaint, filed by the Attorney General in Massachusetts Superior Court in Suffolk County, alleging that the Company engaged in unfair and deceptive trade practices in subprime auto lending, debt collection and asset-backed securitizations in the Commonwealth of Massachusetts, in violation of the Massachusetts Consumer Protection Law, M.G.L. c. 93A. The complaint seeks injunctive relief, restitution, disgorgement, civil penalties and payment of the Commonwealth’s attorney’s fees and costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Lease Commitments

We lease office space and office equipment.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense on all operating leases was $1.7 million for 2020, $1.8 million for 2019, and $2.2 million for 2018.  Contingent rentals under the operating leases were insignificant. Our total minimum future lease commitments under operating leases as of December 31, 2020 are as follows:

(In millions)
Year	Minimum Future Lease Commitments
2021	$1.2
2022	0.6
2023	—
2024	—
2025	—
Total	$1.8

17.    QUARTERLY FINANCIAL DATA (unaudited)

The following quarterly financial data for the years ended December 31, 2020 and 2019 has been prepared in accordance with GAAP:

(In millions, except per share data)	2020
	Quarters Ended
Income Statement Data	March 31	June 30	September 30	December 31
Revenue	$389.1	$406.3	$426.5	$447.4
Income before provision for income taxes	(112.8)	127.8	318.4	216.1
Net income	(83.8)	96.4	242.1	166.3
Net income per share (1):
Basic	$(4.61)	$5.40	$13.57	$9.47
Diluted	$(4.61)	$5.40	$13.56	$9.43

(In millions, except per share data)	2019
	Quarters Ended
Income Statement Data	March 31	June 30	September 30	December 31
Revenue	$353.8	$370.6	$378.7	$385.9
Income before provision for income taxes	206.3	215.3	219.1	215.2
Net income	164.4	164.4	165.4	161.9
Net income per share (1):
Basic	$8.67	$8.68	$8.73	$8.63
Diluted	$8.65	$8.68	$8.73	$8.60

(1)Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)

18. SUBSEQUENT EVENTS

On January 29, 2021, we completed a $100.0 million Term ABS financing, which was used to repay outstanding indebtedness. The financing will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

On January 29, 2021, we extended the date on which our $300.0 million Warehouse Facility IV will cease to revolve from July 26, 2022 to November 17, 2023. The interest rate on borrowings under the facility has been increased from LIBOR plus 200 basis points to LIBOR plus 210 basis points.

On February 3, 2021, we extended the date on which our $400.0 million Warehouse Facility II will cease to revolve from July 12, 2022 to April 30, 2024.

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, we used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we believe that as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2020 and their attestation report dated February 12, 2021 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Credit Acceptance Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 12, 2021 expressed an unqualified opinion on those financial statements.
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
February 12, 2021

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information is contained under the captions “Election of Directors” (excluding the “Report of the Audit Committee”) and, if required, “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference.

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

The following table sets forth (1) the number of shares of common stock to be issued upon the exercise of outstanding stock options or restricted stock units, (2) the weighted average exercise price of outstanding options, if applicable, and (3) the number of shares remaining available for future issuance, as of December 31, 2020, disregarding the stock option grant described below which is subject to shareholder approval of an amendment to the Incentive Plan:

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options (a)	Number of shares remaining available for future issuance under equity compensation plans (b)
Equity compensation plan approved by shareholders:
Incentive Plan	412,602	—	116,031

(a)The weighted average exercise price in this column does not take into account restricted stock units that are outstanding under the Incentive Plan, which have no exercise price.
(b)For additional information regarding our equity compensation plans, including grants of restricted stock units, see Note 14 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

The foregoing table does not reflect the December 30, 2020 grant, subject to shareholder approval of an amendment to the Incentive Plan at our next Annual Meeting of Shareholders, of 622,000 nonqualified stock options to team members. See Note 14 to the consolidated financial statements contained in Item 8 of this Form 10-K.

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
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2020 and 2019
— Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
— Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018
— Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.
(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended July 1, 1997 (incorporated by reference to Exhibit 3(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).
3.2	Amended and Restated Bylaws of the Company, as amended July 1, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 6, 2020).
4.1	Description of the Company's Common Stock.
4.2	Amended and Restated Intercreditor Agreement, dated as of February 1, 2010, among Credit Acceptance Corporation, the other Grantors party thereto, representatives of the Secured Parties thereunder and Comerica Bank, as administrative agent under the Original Credit Agreement (as defined therein) and as collateral agent (incorporated by reference to Exhibit 4(g)(6) to the Company’s Current Report on Form 8-K filed February 5, 2010).
4.3	Amended and Restated Backup Servicing Agreement dated as of December 27, 2012, among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed January 3, 2013).
4.4	Amended and Restated Sale and Contribution Agreement dated as of April 5, 2013, between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to Exhibit 4.85 to the Company’s Current Report on Form 8-K filed April 5, 2013).
4.5	First Amendment to Amended and Restated Sale and Contribution Agreement, dated as of December 4, 2013, between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to Exhibit 4.107 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).
4.6	Sixth Amended and Restated Credit Agreement, dated as of June 23, 2014, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed June 25, 2014).
4.7	Amendment No. 1 to Amended and Restated Backup Servicing Agreement, dated as of July 18, 2014, among the Company, CAC Warehouse Funding Corporation II, Wells Fargo Securities, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.126 to the Company’s Current Report on Form 8-K filed July 23, 2014).
4.8	Loan and Security Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.127 to the Company’s Current Report on Form 8-K filed September 18, 2014).
4.9	Backup Servicing Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.128 to the Company’s Current Report on Form 8-K filed September 18, 2014).
4.10	Contribution Agreement, dated as of September 15, 2014, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to Exhibit 4.129 to the Company’s Current Report on Form 8-K filed September 18, 2014).
4.11	Indenture dated as of March 30, 2015, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 31, 2015).
4.12	First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 11, 2015, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank (incorporated by reference to Exhibit 4.74 to the Company’s Current Report on Form 8-K filed June 16, 2015).
4.13	First Amendment to Loan and Security Agreement, dated as of June 11, 2015, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.75 to the Company’s Current Report on Form 8-K filed June 16, 2015).
4.14	Loan and Security Agreement dated as of September 30, 2015, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed October 5, 2015).
4.15	Contribution Agreement, dated as of September 30, 2015, between the Company and CAC Warehouse Funding LLC VI (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed October 5, 2015).
4.16	Second Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 15, 2016, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.76 to the Company’s Current Report on Form 8-K filed June 20, 2016).
4.17	Sixth Amended and Restated Loan and Security Agreement dated as of June 23, 2016, among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.77 to the Company’s Current Report on Form 8-K filed June 28, 2016).

4.18	Fourth Amended and Restated Sale and Contribution Agreement, dated as of June 23, 2016, between the Company and CAC Warehouse Funding Corporation II (incorporated by reference to Exhibit 4.78 to the Company’s Current Report on Form 8-K filed June 28, 2016).
4.19	Second Amendment to Loan and Security Agreement, dated as of August 18, 2016, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.79 to the Company’s Current Report on Form 8-K filed August 23, 2016).
4.20	First Amendment to Contribution Agreement, dated as of August 18, 2016, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed August 23, 2016).
4.21	Third Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of June 28, 2017, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed June 30, 2017).
4.22	First Amendment to Loan and Security Agreement, dated as of July 18, 2017, among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, fsb (incorporated by reference to Exhibit 4.87 to the Company’s Current Report on Form 8-K filed July 21, 2017).
4.23	New Bank Addendum, dated October 19, 2017 to the Sixth Amended and Restated Credit Acceptance Corporation Credit Agreement dated as of October 19, 2017, among the Company, each of the financial institutions parties thereto and Comerica Bank, as agent (incorporated by reference to Exhibit 4.94 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).
4.24	Assignment Agreement, dated October 19, 2017, among the Company, the Banks signatory thereto and Comerica Bank, as agent, under the Sixth Amended and Restated Credit Acceptance Corporation Credit Agreement dated as of June 23, 2014 (incorporated by reference to Exhibit 4.95 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).
4.25	Indenture dated as of October 26, 2017, between Credit Acceptance Auto Loan Trust 2017-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.88 to the Company’s Current Report on Form 8-K filed October 27, 2017).
4.26	Sale and Servicing Agreement, dated as of October 26, 2017, among the Company, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Funding LLC 2017-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.89 to the Company’s Current Report on Form 8-K filed October 27, 2017).
4.27	Backup Servicing Agreement, dated as of October 26, 2017, among the Company, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Auto Loan Trust 2017-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.90 to the Company’s Current Report on Form 8-K filed October 27, 2017).
4.28	Amended and Restated Trust Agreement, dated as of October 26, 2017, among Credit Acceptance Funding LLC 2017-3, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.91 to the Company’s Current Report on Form 8-K filed October 27, 2017).
4.29	Sale and Contribution Agreement, dated as of October 26, 2017, between the Company and Credit Acceptance Funding LLC 2017-3 (incorporated by reference to Exhibit 4.92 to the Company’s Current Report on Form 8-K filed October 27, 2017).
4.30	Loan and Security Agreement, dated as of December 1, 2017, among the Company, CAC Warehouse Funding LLC VII, Credit Suisse AG, New York Branch and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed December 7, 2017).
4.31	Contribution Agreement, dated as of December 1, 2017, between the Company and CAC Warehouse Funding LLC VII (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed December 7, 2017).
4.32	Backup Servicing Agreement, dated as of December 1, 2017, among the Company, CAC Warehouse Funding LLC VII, Credit Suisse AG, New York Branch and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.98 to the Company’s Current Report on Form 8-K filed December 7, 2017).
4.33	Amendment No. 1 to Sixth Amended and Restated Loan and Security Agreement, dated as of December 20, 2017, among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed December 21, 2017).
4.34	Indenture dated as of February 22, 2018, between Credit Acceptance Auto Loan Trust 2018-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed February 27, 2018).
4.35	Sale and Servicing Agreement, dated as of February 22, 2018, among the Company, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Funding LLC 2018-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.81 to the Company’s Current Report on Form 8-K filed February 27, 2018).

4.36	Backup Servicing Agreement, dated as of February 22, 2018, among the Company, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Auto Loan Trust 2018-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed February 27, 2018).
4.37	Amended and Restated Trust Agreement, dated as of February 22, 2018, among Credit Acceptance Funding LLC 2018-1, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed February 27, 2018).
4.38	Sale and Contribution Agreement, dated as of February 22, 2018, between the Company and Credit Acceptance Funding LLC 2018-1(incorporated by reference to Exhibit 4.84 to the Company’s Current Report on Form 8-K filed February 27, 2018).
4.39	Amended and Restated Loan and Security Agreement dated as of May 10, 2018 among the Company, CAC Warehouse Funding LLC IV, the lenders from time to time party thereto, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.86 to the Company’s Current Report on Form 8-K filed May 15, 2018).
4.40	Indenture dated as of May 24, 2018, between Credit Acceptance Auto Loan Trust 2018-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.88 to the Company’s Current Report on Form 8-K filed May 30, 2018).
4.41	Sale and Servicing Agreement, dated as of May 24, 2018, among the Company, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Funding LLC 2018-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.89 to the Company’s Current Report on Form 8-K filed May 30, 2018).
4.42	Backup Servicing Agreement, dated as of May 24, 2018, among the Company, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Auto Loan Trust 2018-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.90 to the Company’s Current Report on Form 8-K filed May 30, 2018).
4.43	Amended and Restated Trust Agreement, dated as of May 24, 2018, among Credit Acceptance Funding LLC 2018-2, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.91 to the Company’s Current Report on Form 8-K filed May 30, 2018).
4.44	Sale and Contribution Agreement, dated as of May 24, 2018, between the Company and Credit Acceptance Funding LLC 2018-2 (incorporated by reference to Exhibit 4.92 to the Company’s Current Report on Form 8-K filed May 30, 2018).
4.45	Fourth Amendment to Sixth Amended and Restated Credit Agreement dated as of June 27, 2018 among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to Exhibit 4.94 to the Company’s Current Report on Form 8-K filed June 28, 2018).
4.46	Third Amendment to Loan and Security Agreement, dated as of August 15, 2018, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.95 to the Company’s Current Report on Form 8-K filed August 17, 2018).
4.47	Indenture dated as of August 23, 2018, between Credit Acceptance Auto Loan Trust 2018-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed August 29, 2018).
4.48	Sale and Servicing Agreement, dated as of August 23, 2018, among the Company, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Funding LLC 2018-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed August 29, 2018).
4.49	Backup Servicing Agreement, dated as of August 23, 2018, among the Company, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Auto Loan Trust 2018-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.98 to the Company’s Current Report on Form 8-K filed August 29, 2018).
4.50	Amended and Restated Trust Agreement, dated as of August 23, 2018, among Credit Acceptance Funding LLC 2018-3, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.99 to the Company’s Current Report on Form 8-K filed August 29, 2018).
4.51	Sale and Contribution Agreement, dated as of August 23, 2018, between the Company and Credit Acceptance Funding LLC 2018-3 (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed August 29, 2018).

4.52	First Amendment to Loan and Security Agreement, dated as of December 17, 2018, among the Company, CAC Warehouse Funding LLC VII, the lenders and managing agents from time to time party thereto, Credit Suisse AG, New York Branch and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.102 to the Company’s Current Report on Form 8-K filed December 19, 2018).
4.53	Indenture dated as of February 21, 2019, between Credit Acceptance Auto Loan Trust 2019-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.93 to the Company’s Current Report on Form 8-K filed February 26, 2019).
4.54	Sale and Servicing Agreement, dated as of February 21, 2019, among the Company, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Funding LLC 2019-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.94 to the Company’s Current Report on Form 8-K filed February 26, 2019).
4.55	Backup Servicing Agreement, dated as of February 21, 2019, among the Company, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Auto Loan Trust 2019-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.95 to the Company’s Current Report on Form 8-K filed February 26, 2019).
4.56	Amended and Restated Trust Agreement, dated as of February 21, 2019, among Credit Acceptance Funding LLC 2019-1, each of the initial members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed February 26, 2019).
4.57	Sale and Contribution Agreement, dated as of February 21, 2019, between the Company and Credit Acceptance Funding LLC 2019-1 (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed February 26, 2019).
4.58	Indenture, dated as of March 7, 2019, among Credit Acceptance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.99 to the Company’s Current Report on Form 8-K filed March 8, 2019).
4.59	Registration Rights Agreement, dated March 7, 2019, among Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of Credit Acceptance Corporation’s 6.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed March 8, 2019).
4.60	Fifth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 24, 2019, among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.101 to the Company’s Current Report on Form 8-K filed June 26, 2019).
4.61	Amendment No. 2 to the Sixth Amended and Restated Loan and Security Agreement, dated as of July 12, 2019, by and among the Company, CAC Warehouse Funding Corporation II, the lenders from time to time party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.102 to the Company’s Current Report on Form 8-K filed July 15, 2019).
4.62	Fourth Amendment to Loan Security Agreement, dated as of July 16, 2019, among the Company, CAC
Warehouse Funding LLC V and Fifth Third Bank (incorporated by reference to Exhibit 4.103 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).
4.63	Second Amendment to Loan and Security Agreement, dated as of July 18, 2019, among the Company, CAC Warehouse Funding LLC VII, the lenders and managing agents from time to time party thereto, Credit Suisse International and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.104 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).
4.64	Second Amendment to Loan and Security Agreement, dated as of July 25, 2019, among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.105 to the Company’s Current Report on Form 8-K filed July 26, 2019).
4.65	Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, the lenders from time to time party thereto, Citizens Bank N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.66	Sale and Contribution Agreement, dated as of July 26, 2019, between the Company and CAC Warehouse Funding LLC VIII (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.67	Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.68	First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, Citizens Bank, N.A., BMO Capital Markets Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.69	Amended and Restated Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.70	Loan and Security Agreement, dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.71	Backup Servicing Agreement, dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.72	Sale and Contribution Agreement, dated as of August 28, 2019, between the Company and Credit Acceptance Funding LLC 2019-2 (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.73	Amendment No. 3 to the Sixth Amended and Restated Loan and Security Agreement, dated as of August 16, 2019, among the Company, CAC Warehouse Funding Corporation II, the lenders from time to time party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.116 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).
4.74	Second Amended and Restated Backup Servicing Agreement, dated as of August 16, 2019, among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).
4.75	Indenture dated as of November 21, 2019, between Credit Acceptance Auto Loan Trust 2019-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.76	Sale and Servicing Agreement, dated as of November 21, 2019, among the Company, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Funding LLC 2019-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.77	Backup Servicing Agreement, dated as of November 21, 2019, among the Company, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Auto Loan Trust 2019-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.78	Amended and Restated Trust Agreement, dated as of November 21, 2019, among Credit Acceptance Funding LLC 2019-3 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.79	Sale and Contribution Agreement, dated as of November 21, 2019, between the Company and Credit Acceptance Funding LLC 2019-3 (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.80	Indenture, dated as of December 18, 2019, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed December 18, 2019).
4.81	Third Amendment to Loan and Security Agreement, dated as of December 19, 2019, among the Company, CAC Warehouse Funding LLC VII, Credit Suisse AG, New York Branch and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.125 to the Company’s Current Report on Form 8-K filed December 19, 2019).
4.82	Indenture, dated as of February 20, 2020, between Credit Acceptance Auto Loan Trust 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.83	Sale and Servicing Agreement, dated as of February 20, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Funding LLC 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.84	Backup Servicing Agreement, dated as of February 20, 2020, among the Company, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Auto Loan Trust 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.109 to the Company’s Current Report on Form 8-K filed February 24, 2020).

4.85	Amended and Restated Trust Agreement, dated as of February 20, 2020, among Credit Acceptance Funding LLC 2020-1, each of the initial members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.86	Sale and Contribution Agreement, dated as of February 20, 2020, between the Company and Credit Acceptance Funding LLC 2020-1 (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.87	Sixth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 30, 2020, by and among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.88	Amendment No. 4 to the Sixth Amended and Restated Loan and Security Agreement, dated as of June 25, 2020, among the Company, CAC Warehouse Funding Corporation II, the lenders from time to time party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.89	Fourth Amendment to Loan and Security Agreement, dated as of June 26, 2020, among the Company, CAC Warehouse Funding LLC VII, the lenders and managing agents from time to time party thereto and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.90	Indenture, dated as of July 23, 2020, between Credit Acceptance Auto Loan Trust 2020-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.116 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.91	Sale and Servicing Agreement, dated as of July 23, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Funding LLC 2020-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.92	Backup Servicing Agreement, dated as of July 23, 2020, among the Company, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Auto Loan Trust 2020-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.93	Amended and Restated Trust Agreement, dated as of July 23, 2020, among Credit Acceptance Funding LLC 2020-2, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.94	Sale and Contribution Agreement, dated as of July 23, 2020, between the Company and Credit Acceptance Funding LLC 2020-2 (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.95	Indenture, dated as of October 22, 2020, between Credit Acceptance Auto Loan Trust 2020-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.96	Sale and Servicing Agreement, dated as of October 22, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Funding LLC 2020-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.97	Backup Servicing Agreement, dated as of October 22, 2020, among the Company, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Auto Loan Trust 2020-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.98	Amended and Restated Trust Agreement, dated as of October 22, 2020, among Credit Acceptance Funding LLC 2020-3, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.125 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.99	Sale and Contribution Agreement, dated as of October 22, 2020, between the Company and Credit Acceptance Funding LLC 2020-3 (incorporated by reference to Exhibit 4.126 to the Company’s Current Report on Form 8-K filed October 27, 2020).

4.100	Amended and Restated Intercreditor Agreement, dated October 22, 2020, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, National Association as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent, Citizens Bank, N.A., as agent, and Comerica Bank, as agent (incorporated by reference to Exhibit 4.127 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.101	Fifth Amendment to Loan and Security Agreement, dated as of December 16, 2020 among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.129 to the Company’s Current Report on Form 8-K filed December 18, 2020).
4.102	Seventh Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of December 15, 2020, by and among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.128 to the Company’s Current Report on Form 8-K filed December 18, 2020).
10.1	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10(q)(4) to the Company’s Current Report on Form 8-K filed February 28, 2007).*
10.2	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, April 6, 2009 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 10, 2009).*
10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(11) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*
10.4	Form of Board of Directors Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(12) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*
10.5	Restricted Stock Unit Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*
10.6	Restricted Stock Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*
10.7	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, March 26, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2012).*
10.8	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*
10.9	Shareholder Agreement, dated as of January 3, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed January 4, 2017).*
10.10	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).*
10.11	Amendment to Shareholder Agreement dated September 15, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).*
10.12	Amendment to Shareholder Agreement dated November 29, 2017, between the Company and Donald A. Foss.*
10.13	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).*
10.14	Form of Nonqualified Stock Option Agreement.*
21	Schedule of Credit Acceptance Corporation Subsidiaries.
23	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in Exhibit 101).

*	Management contract or compensatory plan or arrangement.

Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the Company’s consolidated assets and (ii) the Company hereby agrees that it will furnish such instruments, notes and extracts to the Securities and Exchange Commission upon its request.

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

CREDIT ACCEPTANCE CORPORATION

By:	/s/ BRETT A. ROBERTS
Brett A. Roberts
Chief Executive Officer

Date:	February 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 12, 2021 on behalf of the registrant and in the capacities indicated.

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