Form 10-Q
period 2021-03-31
CREDIT ACCEPTANCE CORP
filed 2021-04-29
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The number of shares of Common Stock, $.01 par value, outstanding on April 22, 2021 was 16,710,422.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	March 31, 2021	December 31, 2020
ASSETS:
Cash and cash equivalents	$45.7	$16.0
Restricted cash and cash equivalents	538.5	380.2
Restricted securities available for sale	68.1	66.1

Loans receivable	10,158.0	10,124.8
Allowance for credit losses	(3,282.7)	(3,336.9)
Loans receivable, net	6,875.3	6,787.9

Property and equipment, net	57.8	59.4
Income taxes receivable	98.3	147.0
Other assets	23.2	32.4
Total Assets	$7,706.9	$7,489.0

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$217.2	$186.7
Revolving secured line of credit	—	95.9
Secured financing	3,914.6	3,711.6
Senior notes	791.1	790.6
Mortgage note	10.3	10.5
Deferred income taxes, net	403.7	391.0
Income taxes payable	0.2	0.2
Total Liabilities	5,337.1	5,186.5

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 16,710,422 and 17,092,432 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	0.2	0.2
Paid-in capital	161.7	161.9
Retained earnings	2,207.0	2,138.8
Accumulated other comprehensive income	0.9	1.6
Total Shareholders' Equity	2,369.8	2,302.5
Total Liabilities and Shareholders' Equity	$7,706.9	$7,489.0

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2021	2020
Revenue:
Finance charges	$424.9	$361.9
Premiums earned	14.4	12.9
Other income	11.7	14.3
Total revenue	451.0	389.1
Costs and expenses:
Salaries and wages	49.3	45.0
General and administrative	46.1	15.0
Sales and marketing	17.2	19.1
Provision for credit losses	21.3	354.7
Interest	43.8	51.9
Provision for claims	9.0	8.8
Loss on extinguishment of debt	—	7.4
Total costs and expenses	186.7	501.9
Income (loss) before provision (benefit) for income taxes	264.3	(112.8)
Provision (benefit) for income taxes	62.2	(29.0)
Net income (loss)	$202.1	$(83.8)
Net income (loss) per share:
Basic	$11.85	$(4.61)
Diluted	$11.82	$(4.61)
Weighted average shares outstanding:
Basic	17,060,944	18,185,465
Diluted	17,099,058	18,185,465

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$202.1	$(83.8)
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of tax	(0.7)	(0.1)
Other comprehensive loss	(0.7)	(0.1)
Comprehensive income (loss)	$201.4	$(83.9)

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended March 31, 2021
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	17,092,432	$0.2	$161.9	$2,138.8	$1.6	$2,302.5
Net income	—	—	—	202.1	—	202.1
Other comprehensive loss	—	—	—	—	(0.7)	(0.7)
Stock-based compensation	—	—	1.1	—	—	1.1
Restricted stock awards, net of forfeitures	(18)	—	—	—	—	—
Repurchase of common stock	(393,408)	—	(1.3)	(133.9)	—	(135.2)
Restricted stock units converted to common stock	11,416	—	—	—	—	—
Balance, end of period	16,710,422	$0.2	$161.7	$2,207.0	$0.9	$2,369.8

(Dollars in millions)	For the Three Months Ended March 31, 2020
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,352,779	$0.2	$157.7	$2,196.6	$0.8	$2,355.3
Net loss	—	—	—	(83.8)	—	(83.8)
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	1.8	—	—	1.8
Restricted stock awards, net of forfeitures	(52)	—	—	—	—	—
Repurchase of common stock	(725,220)	—	(2.0)	(305.1)	—	(307.1)
Restricted stock units converted to common stock	21,971	—	—	—	—	—
Balance, end of period	17,649,478	$0.2	$157.5	$1,807.7	$0.7	$1,966.1

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$202.1	$(83.8)
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	21.3	354.7
Depreciation	2.4	1.8
Amortization	4.1	3.7
Provision (benefit) for deferred income taxes	12.9	(37.5)
Stock-based compensation	1.1	1.8
Loss on extinguishment of debt	—	7.4
Other	(0.1)	(0.2)
Change in operating assets and liabilities:
Decrease in accounts payable and accrued liabilities	24.0	(35.5)
Decrease in income taxes receivable	48.7	6.6
Decrease in other assets	8.7	12.3
Net cash provided by operating activities	325.2	231.3
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(11.8)	(16.0)
Proceeds from sale of restricted securities available for sale	5.2	8.1
Maturities of restricted securities available for sale	3.5	4.0
Principal collected on Loans receivable	973.0	815.3
Advances to Dealers	(647.1)	(638.1)
Purchases of Consumer Loans	(385.2)	(417.2)
Accelerated payments of Dealer Holdback	(10.4)	(11.4)
Payments of Dealer Holdback	(39.0)	(36.6)
Purchases of property and equipment	(0.8)	(4.4)
Net cash used in investing activities	(112.6)	(296.3)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	807.6	1,121.8
Repayments under revolving secured line of credit	(903.5)	(1,041.9)
Proceeds from secured financing	728.8	1,115.9
Repayments of secured financing	(521.3)	(497.1)
Proceeds from issuance of senior notes	—	—
Repayment of senior notes	—	(401.8)
Payments of debt issuance costs and debt extinguishment costs	(7.6)	(8.5)
Repurchase of common stock	(135.2)	(307.1)
Other	6.6	(0.2)
Net cash used by financing activities	(24.6)	(18.9)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	188.0	(83.9)
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	396.2	517.7
Cash and cash equivalents and restricted cash and cash equivalents end of period	$584.2	$433.8
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$41.5	$58.2
Cash paid during the period for income taxes	$—	$0.8

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2021 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended March 31,
Consumer Loan Assignment Volume	2021	2020
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	94.3%	96.5%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2020	64.9%	35.1%	60.5%	39.5%
June 30, 2020	62.5%	37.5%	59.1%	40.9%
September 30, 2020	64.1%	35.9%	60.9%	39.1%
December 31, 2020	65.3%	34.7%	62.7%	37.3%
March 31, 2021	65.4%	34.6%	62.7%	37.3%
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

We record the amount advanced to the Dealer as a Dealer Loan, which is classified within Loans receivable in our consolidated balance sheets. Cash advanced to the Dealer is automatically assigned to the Dealer’s open pool of advances. Dealers make an election as to how many Consumer Loans (either 50 or 100) will be assigned to an open pool before it is closed, and subsequent advances are assigned to a new pool. Unless we receive a request from the Dealer to keep a pool open, we automatically close each pool based on the Dealer's election. All advances within a Dealer’s pool are secured by the future collections on the related Consumer Loans assigned to the pool. For Dealers with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for Dealer Holdback. We perfect our security interest with respect to the Dealer Loans by obtaining control or taking possession of the Consumer Loans, which list us as lien holder on the vehicle title.

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

Program Enrollment

Dealers may enroll in our Portfolio Program without incurring an enrollment fee. Access to the Purchase Program is typically only granted to Dealers that meet one of the following:

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of March 31, 2021 and December 31, 2020, we had $45.2 million and $15.7 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of March 31, 2021 and December 31, 2020, we had $535.2 million and $376.9 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$45.7	$16.0	$25.7	$187.4
Restricted cash and cash equivalents	538.5	380.2	408.1	330.3
Total cash and cash equivalents and restricted cash and cash equivalents	$584.2	$396.2	$433.8	$517.7

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

Under the PCD Method, for each reporting period subsequent to the adoption of CECL, we:
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

Consumer Loans assigned to us on or subsequent to January 1, 2020 do not qualify for the PCD Method and are accounted for as originated financial assets (“Originated Method”). While the cash flows we expect to collect at the time of assignment are significantly lower than the contractual cash flows owed to us due to credit quality, our Loans do not qualify for the PCD Method because the assignment of the Consumer Loan to us occurs a moment after the Consumer Loan is originated by the Dealer, so “a more-than-insignificant deterioration in credit quality since origination” has not occurred at the time of assignment. In addition, Dealer Loans also do not qualify for the PCD Method because Consumer Loans assigned to us under the Portfolio Program are considered to be advances under Dealer Loans originated by us rather than Consumer Loans purchased by us.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Loans Receivable.  Amounts advanced to Dealers for Consumer Loans assigned under the Portfolio Program are recorded as Dealer Loans and are aggregated by Dealer for purposes of recognizing revenue and measuring credit losses. Amounts paid to Dealers for Consumer Loans assigned under the Purchase Program are recorded as Purchased Loans and, for purposes of recognizing revenue and measuring credit losses, are:
•not aggregated, if assigned on or subsequent to January 1, 2020; or
•aggregated into pools based on the month of purchase, if assigned prior to January 1, 2020.

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

Methodology Changes. On January 1, 2020, we adopted CECL, which changed our accounting policies for Loans. During the first quarter of 2020, we reduced forecasted collection rates to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. For additional information, see Note 6. For the three months ended March 31, 2021 and 2020, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

Recognition Policy. We recognize finance charges under the interest method such that revenue is recognized on a level-yield basis over the life of the Loan. We calculate finance charges on a monthly basis by applying the effective interest rate of the Loan to the net carrying amount of the Loan (Loan receivable less the related allowance for credit losses). For Consumer Loans assigned on or subsequent to January 1, 2020, the effective interest rate is based on contractual future net cash flows. For Consumer Loans assigned prior to January 1, 2020, the effective interest rate was determined based on expected future net cash flows.

In connection with the adoption of CECL on January 1, 2020, we have elected to report the change in the present value of credit losses attributable to the passage of time as a reduction to finance charges. As a result, we allocate finance charges recognized on each Loan between the Loan receivable and the related allowance for credit losses. The amount of finance charges allocated to the Loan receivable is equal to the effective interest rate applied to the Loans receivable balance. The reduction of finance charges allocated to the allowance for credit losses is equal to the effective interest rate applied to the allowance for credit losses balance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
New Accounting Update Adopted During the Current Year

Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU 2019-12, which intends to enhance and simplify various aspects of the income tax accounting guidance, including requirements impacting the allocation of income tax expense to certain legal entities and interim-period accounting for enacted changes in tax law. The adoption of ASU 2019-12 on January 1, 2021 did not have a material impact on our consolidated financial statements and related disclosures.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$45.7	$45.7	$16.0	$16.0
Restricted cash and cash equivalents	538.5	538.5	380.2	380.2
Restricted securities available for sale	68.1	68.1	66.1	66.1
Loans receivable, net	6,875.3	7,254.1	6,787.9	7,216.4
Liabilities
Revolving secured line of credit	$—	$—	$95.9	$95.9
Secured financing	3,914.6	3,993.6	3,711.6	3,793.9
Senior notes	791.1	829.5	790.6	842.0
Mortgage note	10.3	10.3	10.5	10.5

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of March 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$45.7	$—	$—	$45.7
Restricted cash and cash equivalents (1)	538.5	—	—	538.5
Restricted securities available for sale (2)	55.0	13.1	—	68.1
Loans receivable, net (1)	—	—	7,254.1	7,254.1
Liabilities
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (1)	—	3,993.6	—	3,993.6
Senior notes (1)	829.5	—	—	829.5
Mortgage note (1)	—	10.3	—	10.3

(In millions)	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$16.0	$—	$—	$16.0
Restricted cash and cash equivalents (1)	380.2	—	—	380.2
Restricted securities available for sale (2)	52.8	13.3	—	66.1
Loans receivable, net (1)	—	—	7,216.4	7,216.4
Liabilities
Revolving secured line of credit (1)	$—	$95.9	$—	$95.9
Secured financing (1)	—	3,793.9	—	3,793.9
Senior notes (1)	842.0	—	—	842.0
Mortgage note (1)	—	10.5	—	10.5

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$34.8	$0.7	$(0.2)	$35.3
U.S. Government and agency securities	19.2	0.5	—	19.7
Asset-backed securities	12.6	0.1	—	12.7
Mortgage-backed securities	0.4	—	—	0.4
Total restricted securities available for sale	$67.0	$1.3	$(0.2)	$68.1

(In millions)	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$31.3	$1.1	$—	$32.4
U.S. Government and agency securities	19.7	0.7	—	20.4
Asset-backed securities	12.7	0.2	—	12.9
Mortgage-backed securities	0.4	—	—	0.4
Total restricted securities available for sale	$64.1	$2.0	$—	$66.1

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of March 31, 2021
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$16.7	$(0.2)	$—	$—	$16.7	$(0.2)
U.S. Government and agency securities	3.4	—	—	—	3.4	—
Asset-backed securities	2.7	—	—	—	2.7	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$22.8	$(0.2)	$—	$—	$22.8	$(0.2)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2020
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$2.2	$—	$—	$—	$2.2	$—
U.S. Government and agency securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$2.2	$—	$—	$—	$2.2	$—

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

(In millions)	As of
	March 31, 2021		December 31, 2020
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$6.8	$6.8	$1.1	$1.1
Over one year to five years	58.3	59.4	58.1	60.0
Over five years to ten years	1.7	1.7	4.7	4.8
Over ten years	0.2	0.2	0.2	0.2
Total restricted securities available for sale	$67.0	$68.1	$64.1	$66.1

6.           LOANS RECEIVABLE

Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of March 31, 2021
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,933.5	$4,224.5	$10,158.0
Allowance for credit losses	(1,727.6)	(1,555.1)	(3,282.7)
Loans receivable, net	$4,205.9	$2,669.4	$6,875.3

(In millions)	As of December 31, 2020
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,869.6	$4,255.2	$10,124.8
Allowance for credit losses	(1,702.1)	(1,634.8)	(3,336.9)
Loans receivable, net	$4,167.5	$2,620.4	$6,787.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended March 31, 2021
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,869.6	$4,255.2	$10,124.8	$(1,702.1)	$(1,634.8)	$(3,336.9)	$4,167.5	$2,620.4	$6,787.9
Finance charges	344.2	275.2	619.4	(101.7)	(92.8)	(194.5)	242.5	182.4	424.9
Provision for credit losses	—	—	—	0.1	(21.4)	(21.3)	0.1	(21.4)	(21.3)
New Consumer Loan assignments (2)	647.1	385.2	1,032.3	—	—	—	647.1	385.2	1,032.3
Collections (3)	(875.8)	(524.3)	(1,400.1)	—	—	—	(875.8)	(524.3)	(1,400.1)
Accelerated Dealer Holdback payments	10.4	—	10.4	—	—	—	10.4	—	10.4
Dealer Holdback payments	39.0	—	39.0	—	—	—	39.0	—	39.0
Transfers (4)	(40.6)	40.6	—	13.5	(13.5)	—	(27.1)	27.1	—
Write-offs	(62.8)	(208.0)	(270.8)	62.8	208.0	270.8	—	—	—
Recoveries (5)	0.2	0.6	0.8	(0.2)	(0.6)	(0.8)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$5,933.5	$4,224.5	$10,158.0	$(1,727.6)	$(1,555.1)	$(3,282.7)	$4,205.9	$2,669.4	$6,875.3

	For the Three Months Ended March 31, 2020
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,623.3	$2,597.9	$7,221.2	$(428.0)	$(108.0)	$(536.0)	$4,195.3	$2,489.9	$6,685.2
Adoption of CECL (1)	940.2	1,523.4	2,463.6	(940.2)	(1,523.4)	(2,463.6)	—	—	—
Finance charges	311.8	222.0	533.8	(83.7)	(88.2)	(171.9)	228.1	133.8	361.9
Provision for credit losses	—	—	—	(168.1)	(186.6)	(354.7)	(168.1)	(186.6)	(354.7)
New Consumer Loan assignments (2)	638.1	417.2	1,055.3	—	—	—	638.1	417.2	1,055.3
Collections (3)	(776.6)	(402.8)	(1,179.4)	—	—	—	(776.6)	(402.8)	(1,179.4)
Accelerated Dealer Holdback payments	11.4	—	11.4	—	—	—	11.4	—	11.4
Dealer Holdback payments	36.6	—	36.6	—	—	—	36.6	—	36.6
Transfers (4)	(31.3)	31.3	—	9.7	(9.7)	—	(21.6)	21.6	—
Write-offs	(78.3)	(208.0)	(286.3)	78.3	208.0	286.3	—	—	—
Recoveries (5)	0.3	0.3	0.6	(0.3)	(0.3)	(0.6)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$5,677.7	$4,181.3	$9,859.0	$(1,532.3)	$(1,708.2)	$(3,240.5)	$4,145.4	$2,473.1	$6,618.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
We recognize provision for credit losses on new Consumer Loan assignments for contractual net cash flows that were not expected to be realized at the time of assignment. We also recognize provision for credit losses on forecast changes in the amount and timing of expected future net cash flows subsequent to assignment. The following table summarizes the provision for credit losses for each of these components:

(In millions)	For the Three Months Ended March 31, 2021
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$54.7	$77.1	$131.8
Forecast changes	(54.8)	(55.7)	(110.5)
Total	$(0.1)	$21.4	$21.3

(In millions)	For the Three Months Ended March 31, 2020
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$64.8	$93.1	$157.9
Forecast changes	103.3	93.5	196.8
Total	$168.1	$186.6	$354.7

The net Loan income (finance charge revenue less provision for credit losses expense) that we will recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. Under CECL, we are required to recognize a significant provision for credit losses expense at the time of assignment for contractual net cash flows we never expect to realize and to recognize in subsequent periods finance charge revenue that is significantly in excess of our expected yields. Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended March 31, 2021
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,017.5	$832.1	$1,849.6
Expected net cash flows at the time of assignment (2)	911.4	544.3	1,455.7
Loans receivable at the time of assignment (3)	647.1	385.2	1,032.3

Provision for credit losses expense at the time of assignment	$(54.7)	$(77.1)	$(131.8)
Expected future finance charges at the time of assignment (4)	319.0	236.2	555.2
Expected net Loan income at the time of assignment (5)	$264.3	$159.1	$423.4

(In millions)	For the Three Months Ended March 31, 2020
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,013.5	$911.6	$1,925.1
Expected net cash flows at the time of assignment (2)	897.6	576.8	1,474.4
Loans receivable at the time of assignment (3)	638.1	417.2	1,055.3

Provision for credit losses expense at the time of assignment	$(64.8)	$(93.1)	$(157.9)
Expected future finance charges at the time of assignment (4)	324.3	252.7	577.0
Expected net Loan income at the time of assignment (5)	$259.5	$159.6	$419.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended March 31, 2021
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,664.3	$3,880.1	$9,544.4
New Consumer Loan assignments (1)	911.4	544.3	1,455.7
Realized net cash flows (2)	(826.4)	(524.3)	(1,350.7)
Forecast changes	26.7	80.7	107.4
Transfers (3)	(38.6)	41.3	2.7
Balance, end of period	$5,737.4	$4,022.1	$9,759.5

(In millions)	For the Three Months Ended March 31, 2020
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,577.0	$3,428.2	$9,005.2
New Consumer Loan assignments (1)	897.6	576.8	1,474.4
Realized net cash flows (2)	(728.6)	(402.8)	(1,131.4)
Forecast changes	(75.9)	(130.6)	(206.5)
Transfers (3)	(31.3)	33.5	2.2
Balance, end of period	$5,638.8	$3,505.1	$9,143.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table compares our forecast of Consumer Loan collection rates as of March 31, 2021 with the forecasts as of December 31, 2020 and at the time of assignment, segmented by year of assignment:

	Total Loans as of March 31, 2021
	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2021	December 31, 2020	Initial Forecast	December 31, 2020	Initial Forecast
2012	73.8%	73.8%	71.4%	0.0%	2.4%
2013	73.4%	73.4%	72.0%	0.0%	1.4%
2014	71.6%	71.6%	71.8%	0.0%	-0.2%
2015	65.2%	65.2%	67.7%	0.0%	-2.5%
2016	63.6%	63.6%	65.4%	0.0%	-1.8%
2017	64.2%	64.1%	64.0%	0.1%	0.2%
2018	64.3%	64.0%	63.6%	0.3%	0.7%
2019	65.1%	64.4%	64.0%	0.7%	1.1%
2020	66.1%	64.8%	63.4%	1.3%	2.7%
2021	64.8%	—	64.9%	—	-0.1%

	Dealer Loans as of March 31, 2021
	Forecasted Collection Percentage as of (1) (2)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2021	December 31, 2020	Initial Forecast	December 31, 2020	Initial Forecast
2012	73.6%	73.6%	71.3%	0.0%	2.3%
2013	73.3%	73.4%	72.1%	-0.1%	1.2%
2014	71.5%	71.5%	71.9%	0.0%	-0.4%
2015	64.5%	64.5%	67.5%	0.0%	-3.0%
2016	62.9%	62.8%	65.1%	0.1%	-2.2%
2017	63.5%	63.4%	63.8%	0.1%	-0.3%
2018	63.8%	63.5%	63.6%	0.3%	0.2%
2019	64.7%	64.1%	63.9%	0.6%	0.8%
2020	65.7%	64.5%	63.3%	1.2%	2.4%
2021	64.7%	—	64.8%	—	-0.1%

	Purchased Loans as of March 31, 2021
	Forecasted Collection Percentage as of (1) (2)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2021	December 31, 2020	Initial Forecast	December 31, 2020	Initial Forecast
2012	75.9%	75.9%	71.4%	0.0%	4.5%
2013	74.3%	74.3%	71.6%	0.0%	2.7%
2014	72.5%	72.4%	70.9%	0.1%	1.6%
2015	68.9%	68.8%	68.5%	0.1%	0.4%
2016	65.8%	65.8%	66.5%	0.0%	-0.7%
2017	65.7%	65.6%	64.6%	0.1%	1.1%
2018	65.4%	65.1%	63.5%	0.3%	1.9%
2019	65.8%	65.1%	64.2%	0.7%	1.6%
2020	66.8%	65.4%	63.6%	1.4%	3.2%
2021	65.0%	—	65.0%	—	0.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of March 31, 2021and December 31, 2020, segmented by year of assignment:

(In millions)	Total Loans as of March 31, 2021 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$52.9	$16.4	$103.6	$136.3	$309.2
2017	261.9	75.1	243.7	11.4	592.1
2018	879.8	246.5	465.4	2.0	1,593.7
2019	1,898.1	498.4	586.2	0.1	2,982.8
2020	2,754.7	492.1	209.6	—	3,456.4
2021	1,187.2	36.6	—	—	1,223.8
	$7,034.6	$1,365.1	$1,608.5	$149.8	$10,158.0

(In millions)	Dealer Loans as of March 31, 2021 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$21.1	$6.7	$44.7	$102.0	$174.5
2017	133.8	37.9	123.6	8.0	303.3
2018	464.3	126.0	237.4	1.3	829.0
2019	966.6	249.4	289.9	0.1	1,506.0
2020	1,822.0	320.8	134.8	—	2,277.6
2021	817.6	25.5	—	—	843.1
	$4,225.4	$766.3	$830.4	$111.4	$5,933.5

(In millions)	Purchased Loans as of March 31, 2021 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$31.8	$9.7	$58.9	$34.3	$134.7
2017	128.1	37.2	120.1	3.4	288.8
2018	415.5	120.5	228.0	0.7	764.7
2019	931.5	249.0	296.3	—	1,476.8
2020	932.7	171.3	74.8	—	1,178.8
2021	369.6	11.1	—	—	380.7
	$2,809.2	$598.8	$778.1	$38.4	$4,224.5

(In millions)	Total Loans as of December 31, 2020 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$4.8	$2.2	$16.1	$99.0	$122.1
2016	73.5	29.1	119.3	41.7	263.6
2017	320.9	121.0	277.5	7.2	726.6
2018	962.8	374.6	513.9	1.0	1,852.3
2019	1,985.2	745.6	610.8	—	3,341.6
2020	3,002.0	663.8	152.8	—	3,818.6
	$6,349.2	$1,936.3	$1,690.4	$148.9	$10,124.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Dealer Loans as of December 31, 2020 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$2.1	$1.0	$7.9	$76.1	$87.1
2016	31.9	12.3	55.7	31.1	131.0
2017	170.5	62.7	143.3	5.1	381.6
2018	523.3	197.5	267.4	0.7	988.9
2019	1,046.9	383.5	310.2	—	1,740.6
2020	2,009.5	433.1	97.8	—	2,540.4
	$3,784.2	$1,090.1	$882.3	$113.0	$5,869.6

(In millions)	Purchased Loans as of December 31, 2020 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$2.7	$1.2	$8.2	$22.9	$35.0
2016	41.6	16.8	63.6	10.6	132.6
2017	150.4	58.3	134.2	2.1	345.0
2018	439.5	177.1	246.5	0.3	863.4
2019	938.3	362.1	300.6	—	1,601.0
2020	992.5	230.7	55.0	—	1,278.2
	$2,565.0	$846.2	$808.1	$35.9	$4,255.2

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

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the current period. While the adjustment to our forecast, which we continued to apply through the first quarter of 2021, represents our best estimate at this time, the COVID-19 pandemic has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended March 31,
	2021	2020
Net assumed written premiums	$18.7	$17.3
Net premiums earned	14.4	12.9
Provision for claims	9.0	8.8
Amortization of capitalized acquisition costs	0.4	0.4

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	March 31, 2021	December 31, 2020
Trust assets	Restricted cash and cash equivalents	$0.5	$0.7
Trust assets	Restricted securities available for sale	68.1	66.1
Unearned premium	Accounts payable and accrued liabilities	52.8	48.5
Claims reserve (1)	Accounts payable and accrued liabilities	2.3	2.3

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended March 31,
	2021	2020
Ancillary product profit sharing	$8.2	$8.2
Remarketing fees	2.2	2.8
Dealer enrollment fees	0.4	0.9
Dealer support products and services	0.4	0.5
Interest	0.3	1.7
Other	0.2	0.2
Total	$11.7	$14.3

Ancillary product profit sharing consists of payments received from TPPs based upon the performance of vehicle service contracts and GAP contracts, and is recognized as income over the life of the vehicle service contracts and GAP contracts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended March 31, 2021
	Ancillary product profit sharing	Remarketing fees	Dealer enrollment fees	Dealer support products and services	Interest	Other	Total Other Income
Source of income
Third Party Providers	$8.2	$—	$—	$—	$0.3	$0.2	$8.7
Dealers	—	2.2	0.4	0.4	—	—	3.0
Total	$8.2	$2.2	$0.4	$0.4	$0.3	$0.2	$11.7

Timing of revenue recognition
Over time	$8.2	$—	$0.4	$—	$0.3	$—	$8.9
At a point in time	—	2.2	—	0.4	—	0.2	2.8
Total	$8.2	$2.2	$0.4	$0.4	$0.3	$0.2	$11.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
9.           DEBT

Debt consists of the following:

(In millions)	As of March 31, 2021
	Principal Outstanding	Unamortized Debt Issuance Costs	Carrying Amount
Revolving secured line of credit (1)	$—	$—	$—
Secured financing (2)	3,936.1	(21.5)	3,914.6
Senior notes	800.0	(8.9)	791.1
Mortgage note	10.3	—	10.3
Total debt	$4,746.4	$(30.4)	$4,716.0

(In millions)	As of December 31, 2020
	Principal Outstanding	Unamortized Debt Issuance Costs	Carrying Amount
Revolving secured line of credit (1)	$95.9	$—	$95.9
Secured financing (2)	3,728.7	(17.1)	3,711.6
Senior notes	800.0	(9.4)	790.6
Mortgage note	10.5	—	10.5
Total debt	$4,635.1	$(26.5)	$4,608.6

(1)Excludes deferred debt issuance costs of $2.9 million and $3.2 million as of March 31, 2021 and December 31, 2020, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of March 31, 2021 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount		Interest Rate Basis as of March 31, 2021
Revolving Secured Line of Credit	n/a	06/22/2023		$340.0	(1)	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding Corp. II	04/30/2024	(3)	400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	11/17/2023	(3)	300.0		LIBOR plus 210 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/18/2023	(5)	125.0		LIBOR plus 225 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2022	(3)	75.0		LIBOR plus 200 basis points
Warehouse Facility VII (2)	CAC Warehouse Funding LLC VII	12/16/2021	(6)	150.0		Commercial paper rate plus 200 basis points (4)
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	07/26/2022	(3)	200.0		LIBOR plus 190 basis points (4)
Term ABS 2018-1 (2)	Credit Acceptance Funding LLC 2018-1	02/17/2020	(3)	500.0		Fixed rate
Term ABS 2018-2 (2)	Credit Acceptance Funding LLC 2018-2	05/15/2020	(3)	450.0		Fixed rate
Term ABS 2018-3 (2)	Credit Acceptance Funding LLC 2018-3	08/17/2020	(3)	398.3		Fixed rate
Term ABS 2019-1 (2)	Credit Acceptance Funding LLC 2019-1	02/15/2021	(3)	402.5		Fixed rate
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/2022	(7)	500.0		Fixed rate
Term ABS 2019-3 (2)	Credit Acceptance Funding LLC 2019-3	11/15/2021	(3)	351.7		Fixed rate
Term ABS 2020-1 (2)	Credit Acceptance Funding LLC 2020-1	02/15/2022	(3)	500.0		Fixed rate
Term ABS 2020-2 (2)	Credit Acceptance Funding LLC 2020-2	07/15/2022	(3)	481.8		Fixed rate
Term ABS 2020-3 (2)	Credit Acceptance Funding LLC 2020-3	10/17/2022	(3)	600.0		Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/15/2023	(3)	100.0		LIBOR plus 198.5 basis points (4)
Term ABS 2021-2 (2)	Credit Acceptance Funding LLC 2021-2	02/15/2023	(3)	500.0		Fixed rate
2024 Senior Notes	n/a	12/31/2024		400.0		Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0		Fixed rate
Mortgage Note (2)	Chapter 4 Properties, LLC	08/06/2023		12.0		LIBOR plus 150 basis points

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended March 31,
	2021	2020
Revolving Secured Line of Credit
Maximum outstanding principal balance	$216.0	$268.2
Average outstanding principal balance	68.9	85.2
Warehouse Facility II
Maximum outstanding principal balance	201.0	201.0
Average outstanding principal balance	42.8	20.4
Warehouse Facility IV
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility V
Maximum outstanding principal balance	—	50.0
Average outstanding principal balance	—	8.2
Warehouse Facility VI
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility VII
Maximum outstanding principal balance	—	100.0
Average outstanding principal balance	—	21.7
Warehouse Facility VIII
Maximum outstanding principal balance	—	49.0
Average outstanding principal balance	—	7.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2021	December 31, 2020
Revolving Secured Line of Credit
Principal balance outstanding	$—	$95.9
Amount available for borrowing (1)	340.0	244.1
Interest rate	—%	2.02%
Warehouse Facility II
Principal balance outstanding	$—	$75.0
Amount available for borrowing (1)	400.0	325.0
Loans pledged as collateral	—	91.8
Restricted cash and cash equivalents pledged as collateral	1.0	3.0
Interest rate	—%	1.90%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	125.0	125.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	150.0	150.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2017-3
Principal balance outstanding	$—	$70.9
Loans pledged as collateral	—	215.8
Restricted cash and cash equivalents pledged as collateral	—	23.2
Interest rate	—%	3.41%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2018-1
Principal balance outstanding	$122.7	$196.4
Loans pledged as collateral	335.4	394.1
Restricted cash and cash equivalents pledged as collateral	46.7	36.2
Interest rate	3.70%	3.61%
Term ABS 2018-2
Principal balance outstanding	$181.3	$254.3
Loans pledged as collateral	355.8	410.0
Restricted cash and cash equivalents pledged as collateral	45.1	34.6
Interest rate	4.00%	3.85%
Term ABS 2018-3
Principal balance outstanding	$224.2	$296.1
Loans pledged as collateral	355.7	408.8
Restricted cash and cash equivalents pledged as collateral	42.1	32.9
Interest rate	3.85%	3.78%
Term ABS 2019-1
Principal balance outstanding	$374.4	$402.5
Loans pledged as collateral	451.6	482.3
Restricted cash and cash equivalents pledged as collateral	49.3	35.4
Interest rate	3.54%	3.53%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	561.2	575.4
Restricted cash and cash equivalents pledged as collateral	58.1	41.2
Interest rate	3.13%	3.13%
Term ABS 2019-3
Principal balance outstanding	$351.7	$351.7
Loans pledged as collateral	408.4	420.9
Restricted cash and cash equivalents pledged as collateral	43.3	30.8
Interest rate	2.56%	2.56%
Term ABS 2020-1
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	688.0	749.3
Restricted cash and cash equivalents pledged as collateral	64.7	48.8
Interest rate	2.18%	2.18%
Term ABS 2020-2
Principal balance outstanding	$481.8	$481.8
Loans pledged as collateral	596.7	606.6
Restricted cash and cash equivalents pledged as collateral	56.0	41.1
Interest rate	1.65%	1.65%
Term ABS 2020-3
Principal balance outstanding	$600.0	$600.0
Loans pledged as collateral	761.9	759.1
Restricted cash and cash equivalents pledged as collateral	66.1	49.3
Interest rate	1.44%	1.44%
Term ABS 2021-1
Principal balance outstanding	$100.0	$—
Loans pledged as collateral	150.3	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Restricted cash and cash equivalents pledged as collateral	10.0	—
Interest rate	2.09%	—%
Term ABS 2021-2
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	703.8	—
Restricted cash and cash equivalents pledged as collateral	52.6	—
Interest rate	1.12%	—%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
Mortgage Note
Principal balance outstanding	$10.3	$10.5
Interest rate	1.62%	1.65%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The subsidiaries pay us a monthly servicing fee equal to 6% (4% for Warehouse Facility II) of the collections received with respect to the contributed Loans. The servicing fee is paid out of the collections. Except for the servicing fee and holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied.

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than those of Term ABS 2019-2 and 2021-1, contributed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2 and 2021-1 transactions pledged the Loans to the respective lenders. The Term ABS 2018-1, 2018-2, 2018-3, 2019-1, 2019-3, 2020-1, 2020-2, 2020-3 and 2021-2 transactions each consist of three classes of notes.

Each financing at the time of issuance has a specified revolving period during which we are likely to contribute additional Loans to each Funding LLC. Each Funding LLC will then contribute the Loans to its respective trust.  At the end of the applicable revolving period, the debt outstanding under each financing will begin to amortize.

The financings create indebtedness for which the trusts or Funding LLCs are liable and which is secured by all the assets of each trust or Funding LLC. Such indebtedness is non-recourse to us, even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs. Because the Funding LLCs are organized as legal entities separate from us, their assets (including the contributed Loans) are not available to our creditors. We receive a monthly servicing fee on each financing equal to 6% (4% for Term ABS 2021-2) of the collections received with respect to the contributed Loans. The fee is paid out of the collections. Except for the servicing fee and Dealer Holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied. However, in our capacity as servicer of the Loans, we do have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances. For those Funding LLCs with a trust, when the trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. For all Funding LLCs, after the indebtedness is paid in full, any remaining collections will ultimately be available to be distributed to us as the sole member of the respective Funding LLC.

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2018-1	February 22, 2018	$625.1	Through February 17, 2020
Term ABS 2018-2	May 24, 2018	562.6	Through May 15, 2020
Term ABS 2018-3	August 23, 2018	500.1	Through August 17, 2020
Term ABS 2019-1	February 21, 2019	503.1	Through February 15, 2021
Term ABS 2019-2	August 28, 2019	625.1	Through August 15, 2022
Term ABS 2019-3	November 21, 2019	439.6	Through November 15, 2021
Term ABS 2020-1	February 20, 2020	625.1	Through February 15, 2022
Term ABS 2020-2	July 23, 2020	602.3	Through July 15, 2022
Term ABS 2020-3	October 22, 2020	750.1	Through October 17, 2022
Term ABS 2021-1	January 29, 2021	125.1	Through February 15, 2023
Term ABS 2021-2	February 18, 2021	625.1	Through February 15, 2023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

Debt Covenants

As of March 31, 2021, we were in compliance with our covenants under the revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income, as defined in the agreements, of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the contributed assets.

Our Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of March 31, 2021, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of March 31, 2021 and December 31, 2020:

(Dollars in millions)
As of March 31, 2021
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2020	7/2022	$205.0	5.50%

300.0	Warehouse Facility IV	Cap Floating Rate	05/2017	04/2021	8.3	6.50%
		Cap Floating Rate	05/2018	04/2021	12.5	6.50%
		Cap Floating Rate	07/2019	07/2023	279.2	6.50%
					300.0

125.0	Warehouse Facility V	Cap Floating Rate	12/2020	01/2026	94.0	5.50%

150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	50.0	5.50%
		Cap Floating Rate	01/2020	12/2023	100.0	5.50%
					150.0

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%
100.0	Term ABS 2021-1	Cap Floating Rate	02/2021	06/2024	100.0	5.50%

(Dollars in millions)
As of December 31, 2020
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2020	7/2022	$205.0	5.50%

300.0	Warehouse Facility IV	Cap Floating Rate	05/2017	04/2021	33.3	6.50%
		Cap Floating Rate	05/2018	04/2021	50.0	6.50%
		Cap Floating Rate	07/2019	07/2023	216.7	6.50%
					300.0

125.0	Warehouse Facility V	Cap Floating Rate	12/2020	01/2026	94.0	5.50%

150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	68.7	5.50%
		Cap Floating Rate	01/2020	12/2023	81.3	5.50%
					150.0

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%

(1)Rate excludes the spread over the corresponding LIBOR or commercial paper rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The interest rate caps have not been designated as hedging instruments. As of March 31, 2021 and December 31, 2020, the interest rate caps had a fair value of $0.2 million and $0.1 million, respectively, as the capped rates were significantly above market rates.

11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended March 31,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes	2.8%	2.7%
Excess tax benefits from stock-based compensation plans	-0.4%	2.3%
Other	0.1%	-0.3%
Effective income tax rate	23.5%	25.7%

Excess tax benefits from stock-based compensation plans

During the first quarter of each year, we receive a tax benefit upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount by which this tax benefit exceeds the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit. Excess tax benefits are recognized in provision (benefit) for income taxes and reduce (increase) our effective income tax rate. The impact of excess tax benefits on our effective income tax rate decreased in magnitude from 2020 to 2021 primarily due to a decrease in the number of restricted stock units that were converted to common stock during the first quarter of 2021 due to the timing of long-term stock award grants.

Other

Other items impacting our effective income tax rate primarily consist of non-deductible executive compensation expenses. The impact on our effective income tax rate decreased in magnitude from 2020 to 2021 primarily due to the increase in pre-tax income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended March 31,
	2021	2020
Weighted average shares outstanding:
Common shares	16,736,086	17,883,535
Vested restricted stock units	324,858	301,930
Basic number of weighted average shares outstanding	17,060,944	18,185,465
Dilutive effect of restricted stock and restricted stock units	38,114	—
Dilutive number of weighted average shares outstanding	17,099,058	18,185,465

For the three months ended March 31, 2021, there were no shares of restricted stock and restricted stock units that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2020, there were 73,655 shares of restricted stock and restricted stock units that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive.

13.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three months ended March 31, 2021 and 2020:

(Dollars in millions)	For the Three Months Ended March 31,
	2021		2020
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	386,342	$132.5	710,157	$300.6
Other (2)	7,066	2.7	15,063	6.5
Total	393,408	$135.2	725,220	$307.1
(1)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On March 5, 2020, the board of directors authorized the repurchase of up to three million shares of our common stock in addition to the board’s prior authorizations. As of March 31, 2021, we had authorization to repurchase 2,116,268 shares of our common stock.
(2)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended March 31,
	2021	2020
Restricted stock	$0.4	$0.6
Restricted stock units	0.7	1.2
Total	$1.1	$1.8

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

Under GAAP, if a stock award is subject to shareholder approval, it is not considered granted for accounting purposes until that approval is received. If Shareholder Approval is received, we will measure the grant date fair value of the December 30, 2020 stock options on the Shareholder Approval date and recognize stock-based compensation expense over the requisite service period, which would begin on the Shareholder Approval date. No stock-based compensation expense was recognized for stock options for the three months ended March 31, 2021.

15.        COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Matters

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fines and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for alleged physical and mental harm relating to the repossession and sale of consumers' vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions. The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

On May 7, 2019, we received a subpoena from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York. On July 30, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, both from the Consumer Frauds and Protection Bureau and the Investor Protection Bureau, relating to the Company’s origination and collection policies and procedures in the state of New York and its securitizations. On August 28, 2020, we were informed that one of the two additional subpoenas was being withdrawn. On November 16, 2020, we received an additional subpoena for documents from the Office of the New York State Attorney General. On November 19, 2020, the Company received a letter from the Office of the New York State Attorney General stating that the New York State Attorney General is considering bringing claims against the Company under the Dodd-Frank Wall Street Reform and Consumer Protection Act, New York Executive Law § 63(12), the New York Martin Act and New York General Business Law § 349 in connection with the Company’s origination and securitization practices. On December 9, 2020, we responded to the New York State Attorney General’s letter disputing the assertions contained therein. On December 21, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, one relating to data and the other seeking testimony. On February 24, 2021, we received another subpoena from the Office of the New York State Attorney General seeking information relating to its investigation. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

On April 22, 2019, we received a civil investigative demand from the Bureau of Consumer Financial Protection (the “Bureau”) seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs and credit reporting. On May 7, 2020, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. The Company raised various objections to the May 7, 2020 civil investigative demand, and on May 26, 2020, we were notified that it was withdrawn. On June 1, 2020, we received another civil investigative demand that was similar to the May 7, 2020 demand, and which raised many of the same objections. We formally petitioned the Bureau to modify the June 1, 2020 civil investigative demand. On September 3, 2020, the Director of the Bureau denied our petition to modify the June 1, 2020 civil investigative demand. On December 23, 2020, we received a civil investigative demand for investigational hearings in connection with the Bureau’s investigation. The Company objected to certain portions of the civil investigative demands for hearings and, on January 19, 2021, the Bureau notified the Company that it had withdrawn such portions from the December 23, 2020 civil investigative demands. On March 11, 2021, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation and an investigational hearing. We continue to cooperate with the investigation, but cannot predict the eventual scope, duration, or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

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

On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On November 20, 2017 we received a second civil investigative demand from the Office of the Attorney General seeking updated information on its original civil investigative demand, additional information related to the Company's origination and collection of Consumer Loans, and information regarding securitization activities. In connection with this inquiry, we were informed by representatives of the Office of the Attorney General that it believes that the Company may have engaged in unfair and deceptive acts or practices related to the origination and collection of auto loans, which may have caused some of the Company’s representations and warranties contained in securitization documents to be inaccurate. On July 22, 2020, we received a third civil investigative demand from the Office of the Attorney General seeking updates on previously produced data and additional information related to the Company's origination of Consumer Loans. On August 30, 2020, we were served with a complaint, filed by the Attorney General in Massachusetts Superior Court in Suffolk County, alleging that the Company engaged in unfair and deceptive trade practices in subprime auto lending, debt collection and asset-backed securitizations in the Commonwealth of Massachusetts, in violation of the Massachusetts Consumer Protection Law, M.G.L. c. 93A. The complaint seeks injunctive relief, restitution, disgorgement, civil penalties and payment of the Commonwealth’s attorney’s fees and costs. On March 15, 2021, the court entered an order denying a motion by the Company to dismiss four of the Commonwealth’s seven claims and granting in part and denying in part a motion by the Commonwealth for partial summary judgment on three of its claims. On April 27, 2021, the Company and the Commonwealth reached an agreement in principle to settle this lawsuit, and, as a result, we have estimated a probable loss of $27.2 million, all of which was recognized as a contingent loss during the first quarter of 2021.

An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity and results of operations.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2020 Annual Report on Form 10-K, as well as Part I - Item 1 - Financial Statements, of this Form 10-Q, which is incorporated herein by reference.

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

For the three months ended March 31, 2021, consolidated net income was $202.1 million, or $11.82 per diluted share, compared to a consolidated net loss of $83.8 million, or $4.61 per diluted share, for the same period in 2020. The increase in consolidated net income for the three months ended March 31, 2021 was primarily due to a decrease in provision for credit losses of $333.4 million. Results for the quarter ended March 31, 2020 included provision for credit losses of $354.7 million, of which $196.8 million related to a reduction in forecasted future net cash flows from our Loan portfolio, primarily related to the estimated impact of COVID-19, and $157.9 million related to new Consumer Loan assignments. Results for the quarter ended March 31, 2021 included provision for credit losses of $21.3 million, of which a reversal of $110.5 million related to an increase in forecasted future net cash flows from our Loan portfolio, related to an improvement in Consumer Loan performance, and $131.8 million related to new Consumer Loan assignments.

COVID-19 continues to be widespread in the United States. In an effort to contain the virus, authorities have implemented various measures, including travel bans, stay-at-home orders and shutdowns of non-essential businesses. In the early stages of the pandemic, these measures caused a significant decline in economic activity and a dramatic increase in unemployment. While the prevalence, severity and impact of such restrictions have lessened and unemployment rates have improved significantly, uncertainty remains as to when economic conditions will return to normalcy and whether further restrictions may be required. Starting in mid-March 2020, we experienced a substantial reduction in demand for our product and a significant decline in cash flows from our Loan portfolio that lasted through mid-April 2020, after which collections and new loan volumes improved significantly. Starting in late July 2020 and continuing through February 2021, we experienced another substantial reduction in demand for our product. Starting in March 2021, demand for our product improved again as additional federal stimulus payments were distributed. As the virus is not yet fully contained and the rollout of the COVID-19 vaccines in the United States is ongoing, the ultimate impact of the pandemic on our business is not yet known. The impact will depend on future developments, including, but not limited to, the duration of the pandemic, its severity, the actions to contain the disease or mitigate its impact, additional federal stimulus measures and enhanced unemployment benefits, if any, and the duration, timing and severity of the impact on consumer behavior and economic activity.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of March 31, 2021 with the forecasts as of December 31, 2020 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2021	December 31, 2020	Initial Forecast	December 31, 2020	Initial Forecast
2012	73.8%	73.8%	71.4%	0.0%	2.4%
2013	73.4%	73.4%	72.0%	0.0%	1.4%
2014	71.6%	71.6%	71.8%	0.0%	-0.2%
2015	65.2%	65.2%	67.7%	0.0%	-2.5%
2016	63.6%	63.6%	65.4%	0.0%	-1.8%
2017	64.2%	64.1%	64.0%	0.1%	0.2%
2018	64.3%	64.0%	63.6%	0.3%	0.7%
2019	65.1%	64.4%	64.0%	0.7%	1.1%
2020	66.1%	64.8%	63.4%	1.3%	2.7%
2021	64.8%	—	64.9%	—	-0.1%
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

Consumer Loans assigned in 2012, 2013, 2019 and 2020 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates. For the three months ended March 31, 2021, forecasted collection rates improved for Consumer Loans assigned in 2018 through 2020 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three months ended March 31, 2021 and 2020 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended March 31,
Increase (Decrease) in Forecasted Net Cash Flows	2021	2020
Dealer Loans	$26.7	$(75.9)
Purchased Loans	80.7	(130.6)
Total	$107.4	$(206.5)

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under the GAAP methodology that we employ (known as CECL), changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the current period. While the adjustment to our forecast, which we continued to apply through the first quarter of 2021, represents our best estimate at this time, the COVID-19 pandemic has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio.

The following table summarizes changes in realized collections in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Front End Collections (1)	Total Collections
March 31, 2020	8.8%	9.1%
June 30, 2020	11.4%	6.5%
September 30, 2020	15.6%	11.3%
December 31, 2020	12.4%	9.9%
March 31, 2021	22.7%	19.0%
(1)Represents collections realized on Consumer Loans that are either current or in the early stages of delinquency.

Starting in mid-March 2020, we experienced a reduction in realized collections at the same time government authorities began to implement restrictions that limited economic activity. The reduction in front end collections reflected a lower volume of payments from customers while the reduction in total collections also included lower realized collections from repossessions, which were temporarily suspended as the COVID-19 crisis began to unfold. Starting in mid-April 2020, front end collections improved as federal stimulus and enhanced unemployment benefit payments were distributed. Starting in August 2020 and continuing through the end of 2020, the improvement in front end collections declined as federal stimulus and enhanced unemployment benefit payments lapsed, and unemployment rates, while improved, remained above pre-pandemic levels. For the quarter ended March 31, 2021, front end collections and total collections improved as additional federal stimulus payments were distributed. Front end collections and total collections for the 28-day period ended April 28, 2021, increased 28.5% and 36.2%, respectively, compared to the same period in 2020.

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2012	15,468	7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020	24,262	10,656	59
2021	24,601	11,015	60

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2021. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2021
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2012	73.8%	46.3%	27.5%	99.7%
2013	73.4%	47.6%	25.8%	99.5%
2014	71.6%	47.7%	23.9%	99.1%
2015	65.2%	44.5%	20.7%	98.1%
2016	63.6%	43.8%	19.8%	95.1%
2017	64.2%	43.2%	21.0%	87.3%
2018	64.3%	43.5%	20.8%	72.5%
2019	65.1%	44.0%	21.1%	51.4%
2020	66.1%	43.9%	22.2%	24.0%
2021	64.8%	44.8%	20.0%	2.6%

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

The spread between the forecasted collection rate and the advance rate has ranged from 19.8% to 27.5% over the last 10 years. The spread was at the high end of this range in 2012, when the competitive environment was unusually favorable, and much lower during other years (2015 through 2021) when competition was more intense. The decrease in the spread from 2020 to 2021 was primarily the result of the performance of 2020 Consumer Loans, which has exceeded our initial estimates, partially offset by a higher initial spread on 2021 Consumer Loans, primarily due to a higher initial forecast on 2021 Consumer Loans.

The following table compares our forecast of Consumer Loan collection rates as of March 31, 2021 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	March 31, 2021	Initial Forecast	Variance	March 31, 2021	Initial Forecast	Variance
2012	73.6%	71.3%	2.3%	75.9%	71.4%	4.5%
2013	73.3%	72.1%	1.2%	74.3%	71.6%	2.7%
2014	71.5%	71.9%	-0.4%	72.5%	70.9%	1.6%
2015	64.5%	67.5%	-3.0%	68.9%	68.5%	0.4%
2016	62.9%	65.1%	-2.2%	65.8%	66.5%	-0.7%
2017	63.5%	63.8%	-0.3%	65.7%	64.6%	1.1%
2018	63.8%	63.6%	0.2%	65.4%	63.5%	1.9%
2019	64.7%	63.9%	0.8%	65.8%	64.2%	1.6%
2020	65.7%	63.3%	2.4%	66.8%	63.6%	3.2%
2021	64.7%	64.8%	-0.1%	65.0%	65.0%	0.0%

(1)The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment. The forecasted collection rates represent the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment. Contractual repayments include both principal and interest. Forecasted collection rates are negatively impacted by canceled Consumer Loans as the contractual amount owed is not removed from the denominator for purposes of computing forecasted collection rates in the table.

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of March 31, 2021 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2012	73.6%	46.0%	27.6%	75.9%	50.0%	25.9%
2013	73.3%	47.2%	26.1%	74.3%	51.5%	22.8%
2014	71.5%	47.2%	24.3%	72.5%	51.8%	20.7%
2015	64.5%	43.4%	21.1%	68.9%	50.2%	18.7%
2016	62.9%	42.1%	20.8%	65.8%	48.6%	17.2%
2017	63.5%	42.1%	21.4%	65.7%	45.8%	19.9%
2018	63.8%	42.7%	21.1%	65.4%	45.2%	20.2%
2019	64.7%	43.1%	21.6%	65.8%	45.6%	20.2%
2020	65.7%	43.0%	22.7%	66.8%	45.5%	21.3%
2021	64.7%	43.9%	20.8%	65.0%	46.3%	18.7%

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

The spread on Dealer Loans decreased from 22.7% in 2020 to 20.8% in 2021 primarily as a result of the performance of the 2020 Consumer Loans in our Dealer Loan portfolio, which has exceeded our initial estimates, partially offset by a higher initial spread on 2021 Consumer Loans in our Dealer Loan portfolio, primarily due to a higher initial forecast on 2021 Consumer Loans in our Dealer Loan portfolio. The spread on Purchased Loans decreased from 21.3% in 2020 to 18.7% in 2021 primarily as a result of the performance of the 2020 Consumer Loans in our Purchased Loan portfolio, which has exceeded our initial estimates, partially offset by a higher initial spread on 2021 Consumer Loans in our Purchased Loan portfolio, primarily due to a higher initial forecast on 2021 Consumer Loans in our Purchased Loan portfolio.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.0 to 1 as of March 31, 2021. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2020	-10.1%	-4.5%
June 30, 2020	5.7%	5.2%
September 30, 2020	-8.8%	-4.7%
December 31, 2020	-18.1%	-10.8%
March 31, 2021	-7.5%	-2.2%

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

Unit and dollar volumes declined 7.5% and 2.2%, respectively, during the first quarter of 2021 as the number of active Dealers declined 7.3% while average unit volume per active Dealer remained flat. Dollar volume declined less than unit volume during the first quarter of 2021 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned, primarily due to increases in the average vehicle selling price and average initial loan term.

Starting in mid-March 2020, we experienced a significant decline in unit volume that we believe was primarily due to the impact of COVID-19, which resulted in many Dealers temporarily closing or restricting their operations and a deterioration in consumer demand for Dealers that remained open. During the latter part of April 2020 and continuing into July 2020, unit volumes improved. We believe the improvement resulted from a combination of Dealers gradually reopening their operations and the distribution of federal stimulus and enhanced unemployment benefit payments. Starting in late July 2020 and continuing through February 2021, we experienced another significant decline in unit volume as federal stimulus and enhanced unemployment benefit payments lapsed, dealer inventories declined and used vehicle prices increased. Starting in March 2021, unit volumes improved again as additional federal stimulus payments were distributed. Unit volume for the 28-day period ended April 28, 2021, grew 25.2% and declined 7.0% compared to the same periods in 2020 and 2019, respectively.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2021	2020	% Change
Consumer Loan unit volume	93,874	101,477	-7.5%
Active Dealers (1)	9,129	9,843	-7.3%
Average volume per active Dealer	10.3	10.3	0.0%

Consumer Loan unit volume from Dealers active both periods	80,048	86,096	-7.0%
Dealers active both periods	6,711	6,711	—
Average volume per Dealer active both periods	11.9	12.8	-7.0%

Consumer Loan unit volume from Dealers not active both periods	13,826	15,381	-10.1%
Dealers not active both periods	2,418	3,132	-22.8%
Average volume per Dealer not active both periods	5.7	4.9	16.3%
(1)    Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2021	2020	% Change
Consumer Loan unit volume from new active Dealers	3,039	4,644	-34.6%
New active Dealers (1)	706	902	-21.7%
Average volume per new active Dealer	4.3	5.1	-15.7%

Attrition (2)	-15.2%	-14.3%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last five quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2020	64.9%	35.1%	60.5%	39.5%
June 30, 2020	62.5%	37.5%	59.1%	40.9%
September 30, 2020	64.1%	35.9%	60.9%	39.1%
December 31, 2020	65.3%	34.7%	62.7%	37.3%
March 31, 2021	65.4%	34.6%	62.7%	37.3%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of March 31, 2021 and December 31, 2020, the net Dealer Loans receivable balance was 61.2% and 61.4%, respectively, of the total net Loans receivable balance.

Results of Operations

The net Loan income (finance charge revenue less provision for credit losses expense) that we recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. We believe the economics of our business are best exhibited by recognizing net Loan income on a level-yield basis over the life of the Loan based on expected future net cash flows. We do not believe the GAAP methodology we employ (known as CECL) provides sufficient transparency into the economics of our business due to its asymmetry requiring us to recognize a significant provision for credit losses expense at the time of assignment for contractual net cash flows we never expect to realize and to recognize in subsequent periods finance charge revenue that is significantly in excess of our expected yields. For additional information, see Note 3 and Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue:
Finance charges	$424.9	$361.9	$63.0	17.4%
Premiums earned	14.4	12.9	1.5	11.6%
Other income	11.7	14.3	(2.6)	-18.2%
Total revenue	451.0	389.1	61.9	15.9%
Costs and expenses:
Salaries and wages (1)	49.3	45.0	4.3	9.6%
General and administrative (1)	46.1	15.0	31.1	207.3%
Sales and marketing (1)	17.2	19.1	(1.9)	-9.9%
Provision for credit losses	21.3	354.7	(333.4)	-94.0%
Interest	43.8	51.9	(8.1)	-15.6%
Provision for claims	9.0	8.8	0.2	2.3%
Loss on extinguishment of debt	—	7.4	(7.4)	-100.0%
Total costs and expenses	186.7	501.9	(315.2)	-62.8%
Income (loss) before provision for income taxes	264.3	(112.8)	377.1	334.3%
Provision (benefit) for income taxes	62.2	(29.0)	91.2	314.5%
Net income (loss)	$202.1	$(83.8)	$285.9	341.2%
Net income (loss) per share:
Basic	$11.85	$(4.61)	$16.46	357.0%
Diluted	$11.82	$(4.61)	$16.43	356.4%
Weighted average shares outstanding:
Basic	17,060,944	18,185,465	(1,124,521)	-6.2%
Diluted	17,099,058	18,185,465	(1,086,407)	-6.0%

(1) Operating expenses	$112.6	$79.1	$33.5	42.4%

Finance Charges. The increase of $63.0 million, or 17.4%, was primarily the result of an increase in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2021	2020	Change
Average net Loans receivable balance	$6,784.2	$6,682.9	$101.3
Average yield on our Loan portfolio	25.1%	21.7%	3.4%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2021:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2021
Due to an increase in the average yield	$57.5
Due to an increase in the average net Loans receivable balance	5.5
Total increase in finance charges	$63.0

The average yield on our Loan portfolio for the three months ended March 31, 2021 increased as compared to the same period in 2020 primarily due to the adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Operating Expenses. The increase of $33.5 million, or 42.4%, was primarily due to:
• An increase in general and administrative expense of $31.1 million, or 207.3%, primarily due to an increase in legal expenses, which included the recognition of a $27.2 million contingent loss during the first quarter of 2021 related to the Company and the Commonwealth of Massachusetts reaching an agreement in principle to settle pending litigation.
• An increase in salaries and wages expense of $4.3 million, or 9.6%, primarily related to our information technology department.

Provision for Credit Losses. The decrease of $333.4 million, or 94.0%, was primarily due to a decrease in provision for credit losses on forecast changes.

We recognize provision for credit losses on new Consumer Loan assignments for contractual net cash flows that are not expected to be realized at the time of assignment. We also recognize provision for credit losses on forecast changes in the amount and timing of expected future net cash flows subsequent to assignment. The following table summarizes the provision for credit losses for each of these components:

(In millions)	For the Three Months Ended March 31,
Provision for Credit Losses	2021	2020	Change
New Consumer Loan assignments	$131.8	$157.9	$(26.1)
Forecast changes	(110.5)	196.8	(307.3)
Total	$21.3	$354.7	$(333.4)

The decrease in provision for credit losses related to new Consumer Loan assignments was primarily due to a 7.5% decrease in Consumer Loan assignment volume and a decrease in the average provision for credit losses per Consumer Loan assignment primarily due to a higher initial forecast on 2021 Consumer Loan assignments.

The decrease in provision for credit losses related to forecast changes was primarily due to an improvement in Consumer Loan performance. During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. During the first quarter of 2021, we increased our estimate of future net cash flows by $107.4 million to reflect an improvement in Consumer Loan performance during the period.

For additional information, see Note 3 and Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Interest. The decrease of $8.1 million, or 15.6%, was primarily due to a decrease in our average cost of debt, partially offset by an increase in our average outstanding debt principal balance, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2021	2020	Change
Interest expense	$43.8	$51.9	$(8.1)
Average outstanding debt principal balance (1)	4,730.7	4,625.7	105.0
Average cost of debt	3.7%	4.5%	-0.8%

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

Provision for Income Taxes. For the three months ended March 31, 2021, the effective income tax rate decreased to 23.5% from 25.7% for the three months ended March 31, 2020. The decrease was primarily due to the impact of tax benefits related to our stock-based compensation plan. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of March 31, 2021. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

On February 18, 2021, we completed a $500.0 million Term ABS financing, which was used to repay outstanding indebtedness. The financing has an expected annualized cost of approximately 1.4% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

Cash and cash equivalents as of March 31, 2021 and December 31, 2020 was $45.7 million and $16.0 million, respectively. As of March 31, 2021 and December 31, 2020, we had $1,590.0 million and $1,419.1 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased $107.4 million to $4,716.0 million as of March 31, 2021 from $4,608.6 million as of December 31, 2020, primarily due to stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of March 31, 2021 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2021	$789.0
2022	1,438.9
2023	1,456.0
2024	662.5
2025	—
Over five years	400.0
Total	$4,746.4

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2020, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

Industry, Operational and Macroeconomic Risks
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

Capital and Liquidity Risks
•We may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow our business.
•The terms of our debt limit how we conduct our business.
•A violation of the terms of our asset-backed secured financing facilities or revolving secured warehouse facilities could have a material adverse impact on our operations.
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

Information Technology and Cybersecurity Risks
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
•The regulations to which we are or may become subject could result in a material adverse effect on our business.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2020 Annual Report on Form 10-K.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases
The following table summarizes stock repurchases for the three months ended March 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2021	149,929	(2)	$336.67	149,298	2,353,312
February 1 to February 28, 2021	216,971	(3)	344.87	215,446	2,137,866
March 1 to March 31, 2021	26,508	(4)	372.40	21,598	2,116,268
	393,408		$343.60	386,342

(1)    On March 5, 2020, our board of directors authorized the repurchase by us from time to time in the open market or in privately negotiated transactions of up to three million shares of our common stock (the "March 2020 Authorization"). The March 2020 Authorization, which was announced on March 11, 2020, does not have a specified expiration date.
(2)     Amount includes 631 shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the conversion of restricted stock units to common stock.
(3)    Amount includes 1,525 shares of common stock released to us by team members as payment of tax withholdings upon the conversion of restricted stock units to common stock and the vesting of restricted stock and restricted stock units.
(4)    Amount includes 4,910 shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.103	Indenture dated as of February 18, 2021, between Credit Acceptance Auto Loan Trust 2021-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.103 to the Company’s Current Report on Form 8-K filed February 24, 2021).
4.104	Sale and Servicing Agreement, dated as of February 18, 2021, among the Company, Credit Acceptance Auto Loan Trust 2021-2, Credit Acceptance Funding LLC 2021-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.104 to the Company’s Current Report on Form 8-K filed February 24, 2021).
4.105	Backup Servicing Agreement, dated as of February 18, 2021, among the Company, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Auto Loan Trust 2021-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.105 to the Company’s Current Report on Form 8-K filed February 24, 2021).
4.106	Amended and Restated Trust Agreement, dated as of February 18, 2021, between Credit Acceptance Funding LLC 2021-2 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed February 24, 2021).
4.107	Sale and Contribution Agreement, dated as of February 18, 2021, between the Company and Credit Acceptance Funding LLC 2021-2 (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed February 24, 2021).
4.108	Amended and Restated Intercreditor Agreement, dated February 18, 2021, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Auto Loan Trust 2021-2, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent, Citizens Bank, N.A., as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed February 24, 2021).
4.109	Sixth Amendment to Loan and Security Agreement, dated as of March 22, 2021, among the Company, CAC Warehouse Funding LLC V and Fifth Third Bank, National Association.
4.110	First Amendment to Loan and Security Agreement, dated as of March 22, 2021, among the Company, Credit Acceptance Funding LLC 2021-1 and Fifth Third Bank, National Association.
4.130	Loan and Security Agreement dated as of January 29, 2021 among the Company, Credit Acceptance Funding LLC 2021-1, Fifth Third Bank, National Association and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.130 to the Company’s Current Report on Form 8-K filed February 4, 2021).
4.131	Backup Servicing Agreement, dated as of January 29, 2021, among the Company, Credit Acceptance Funding LLC 2021-1, Fifth Third Bank, National Association and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.131 to the Company’s Current Report on Form 8-K filed February 4, 2021).
4.132	Sale and Contribution Agreement, dated as of January 29, 2021, between the Company and Credit Acceptance Funding LLC 2021-1 (incorporated by reference to Exhibit 4.132 to the Company’s Current Report on Form 8-K filed February 4, 2021).
4.134	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of January 29, 2021, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, Wells Fargo Bank, National Association and BMO Capital Markets Corp. (incorporated by reference to Exhibit 4.134 to the Company’s Current Report on Form 8-K filed February 4, 2021).
4.135	Amendment No. 5 to the Sixth Amended and Restated Loan and Security Agreement, dated as of February 3, 2021, among the Company, CAC Warehouse Funding Corporation II, the lenders from time to time party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.135 to the Company’s Current Report on Form 8-K filed February 4, 2021).
10.15	Form of Nonqualified Stock Option Agreement*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in Exhibit 101).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Kenneth S. Booth
Kenneth S. Booth
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	April 29, 2021