Form 10-K/A
period 2020-12-31
CREDIT ACCEPTANCE CORP
filed 2021-04-30
CIK 885550

_________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Amendment No. 1)
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
DOCUMENTS INCORPORATED BY REFERENCE
None.
_________________________________________________________________________________________________________________

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original 10-K Filing”) of Credit Acceptance Corporation (referred to as the “Company,” “Credit Acceptance,” “we,” “our” or “us”), filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2021. The Original 10-K Filing omitted certain information required by Part III of Form 10-K (“Part III”) in reliance on General Instruction G(3) to Form 10-K (the “Instruction”), under which the information required by Part III (Items 10, 11, 12, 13 and 14) could be incorporated by reference into the Original 10-K Filing from our definitive proxy statement for our 2021 annual meeting of shareholders (the “Proxy Statement”) if the Proxy Statement were filed with the SEC not later than 120 days after the end of the fiscal year covered by the Original 10-K Filing. Because the Proxy Statement will not be filed within 120 days after the end of such fiscal year, this Amendment is being filed as permitted by the Instruction to provide the information required by Part III. This Amendment also amends the cover page of the Original 10-K Filing to remove the reference to the incorporation by reference of information from the Proxy Statement and amends and restates Item 15 of Part IV of the Original 10-K Filing to reflect the filing with this Amendment of new certifications by our principal executive officer and principal financial officer.

Except as described above, this Amendment does not amend or otherwise update any information in the Original 10-K Filing, and the Original 10-K Filing, as amended by this Form 10-K/A, continues to speak as of the date of the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

Our Board of Directors (the “Board”) currently consists of four directors. On April 29, 2021, we announced that, effective May 3, 2021, our Chief Executive Officer and President, Brett A. Roberts, who is also a director, would be retiring, and Kenneth S. Booth, our Chief Financial Officer, would succeed Mr. Roberts as Chief Executive Officer and President; that the number of directors constituting the entire Board had been increased to five directors effective May 3, 2021; and that Mr. Booth and Vinayak Hegde were elected by the Board as directors effective May 3, 2021 to fill the Board vacancies resulting from Mr. Roberts’ retirement and the increase in the number of directors constituting the entire Board.

Our directors are elected at each annual meeting. Each director holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. The following sets forth information as to each current director and Mr. Hegde, including their age, present principal occupation, other business experience during the last five years, directorships in other publicly-held companies, membership on committees of the Board and period of service as a director of Credit Acceptance. Similar information with respect to Mr. Booth is set forth below under “Other Executive Officers.”

Glenda J. Flanagan; age 67; Executive Vice President and Senior Advisor, Whole Foods Market, Inc.

Ms. Flanagan is an Executive Vice President and Senior Advisor of Whole Foods Market, Inc., the largest natural and organic foods supermarket retailer in the United States. Ms. Flanagan joined Whole Foods Market in 1988 as Chief Financial Officer, prior to which she held positions in public accounting, retail and business consulting. She transitioned from Chief Financial Officer to Senior Advisor in May 2017. Ms. Flanagan became a director of Credit Acceptance in March 2004. She is also a director of Vital Farms, Inc. Ms. Flanagan is a member of the Company’s Executive Compensation Committee, Audit Committee and Nominating Committee.

Vinayak Hegde; age 51

Mr. Hegde served as President and Chief Operating Officer at Blink Health LLC, a digital health company that uses its technology platform to make prescriptions affordable and conveniently accessible for patients, from July 2020 to March 2021. From September 2018 to July 2020, Mr. Hegde served as the vice president of global growth and performance marketing and traffic and chief marketing officer Airbnb Homes, at Airbnb, which operates an online marketplace and hospitality service for leasing or renting short-term lodging. From October 2014 to September 2018, Mr. Hegde served as the senior vice president and global chief marketing officer at Groupon, Inc., a company that operates online local commerce marketplaces that connect merchants to consumers by offering discounted goods and services in Europe, North America and Africa. Prior to Groupon, he spent over 12 years at Amazon.com, Inc., where he served as General Manager for Amazon Smile, Amazon Goldbox, the CRM program and all social media channels and led product and engineering for Amazon’s traffic and marketing organization. Mr. Hegde has served as a director of LifeVantage Corporation since February 2017 and of Gannett Co., Inc. since February 2021. Mr. Hegde has been elected to the Board effective May 3, 2021 and, upon becoming a director, is expected to be a member of the Company’s Executive Compensation Committee and Nominating Committee.

Brett A. Roberts; age 54; Chief Executive Officer and President

Mr. Roberts joined Credit Acceptance in 1991 as Corporate Controller and was named Assistant Treasurer in March 1992 and Vice President - Finance in April 1993. He was named Chief Financial Officer and Treasurer in August 1995. He was named Executive Vice President and Chief Financial Officer in January 1997, Co-President in January 2000, Executive Vice President of Finance and Operations in October 2000, Chief Operating Officer in January 2001, and Chief Executive Officer in January 2002. Mr. Roberts assumed the position of President from September 2006 until April 2007 and has served as President since June 2018. Mr. Roberts became a director of Credit Acceptance in March 2002. Mr. Roberts has notified the Company of his retirement, both as an officer and as a director of the Company, effective May 3, 2021.

Thomas N. Tryforos; age 61; Private Investor

Mr. Tryforos is a private investor. Between May 1991 and September 2004, Mr. Tryforos was employed as a General Partner at Prescott Investors, Inc., a private investment firm based in Connecticut. Mr. Tryforos became a director of Credit Acceptance in July 1999 and was named Lead Director in January 2017. He is also a director of Copart, Inc. Mr. Tryforos is a member of the Company’s Executive Compensation Committee, Audit Committee and Nominating Committee.

Scott J. Vassalluzzo; age 49; Managing Member, Prescott General Partners LLC

Mr. Vassalluzzo is a Managing Member of Prescott General Partners LLC, an investment advisory firm. Mr. Vassalluzzo joined Prescott in 1998 as an equity analyst and became a General Partner in 2000. Prior to 1998, Mr. Vassalluzzo worked in public accounting at Coopers & Lybrand (now PricewaterhouseCoopers LLP) and received a certified public accountant certification. Mr. Vassalluzzo became a director of Credit Acceptance in March 2007. He is also a director of World Acceptance Corporation and Cimpress N.V. Mr. Vassalluzzo is a member of the Company’s Executive Compensation Committee, Audit Committee and Nominating Committee.

Other Executive Officers

Kenneth S. Booth; age 53; Chief Financial Officer

Mr. Booth joined Credit Acceptance in January 2004 as Director of Internal Audit. He was named Chief Accounting Officer in May 2004 and Chief Financial Officer in December 2004. In April 2021, Mr. Booth was elected and appointed to serve as Chief Executive Officer and President and as a director effective May 3, 2021. From August 1991 until joining us, Mr. Booth worked in public accounting, most recently as a senior manager at PricewaterhouseCoopers LLP.

Charles A. Pearce; age 56; Chief Legal Officer and Corporate Secretary

Mr. Pearce joined Credit Acceptance in January 1996 as General Counsel. He was named Vice President – General Counsel in January 1997; Vice President – General Counsel and Corporate Secretary in June 1999 and to his present position in December 2004.

Arthur L. Smith; age 48; Chief Analytics Officer

Mr. Smith joined Credit Acceptance as a Credit Analyst in the Dealer Service Center in April 1997. He was promoted to Manager of Dealer Risk in 1998, Director in 2005, Vice President in 2007 and Senior Vice President in 2008. Mr. Smith assumed the role of Chief Analytics Officer in August 2013.

Daniel A. Ulatowski; age 49; Chief Sales Officer

Mr. Ulatowski joined Credit Acceptance as a Credit Analyst in the Dealer Service Center in April 1996. He supervised teams in the Dealer Service Center and Collections before becoming Manager – Dealer Service Center from 2001 to 2003. He served as the Regional Area Manager of Sales from 2003 to January 2006, when he became the Director of Sales Training and then Sales Operations. In January 2007, Mr. Ulatowski was promoted to Vice President, Sales. He was promoted to Senior Vice President, Sales & Marketing, in February 2008 and to his present position in January 2014.

Douglas W. Busk; age 60; Chief Treasury Officer

Mr. Busk joined Credit Acceptance in November 1996 as Vice President and Treasurer. He was named Chief Financial Officer in January 2000. Mr. Busk served as Chief Financial Officer and Treasurer until August 2001, when he was named President of our Capital Services unit. He resumed his duties as Chief Financial Officer and Treasurer in December 2001. Mr. Busk was named Senior Vice President and Treasurer in May 2004 before becoming Chief Treasury Officer in July 2020.

Noah Kotch; age 50; Chief Information Officer

Mr. Kotch joined Credit Acceptance in September 2011 as Director of Data Warehouse. He accepted the position of Vice President of Business Information Services in September 2012. He served in this role until being promoted to Senior Vice President of Business Information Services in January 2016. In July 2017, Mr. Kotch became Senior Vice President of Product Management, and he assumed the role of Chief Information Officer in May 2019.

Jonathan Lum; age 44; Chief Operating Officer

Mr. Lum joined the Company in 2002 and has served in a number of roles, starting in the finance department and moving up to Accounting Manager before being promoted to Director – Projects and Support in 2007 and Director – Policy Compliance in 2008. Mr. Lum was promoted to Vice President – Internal Audit and Compliance in 2009. In 2011, Mr. Lum became Senior Vice President – Dealer Service Center, and he assumed the role of Chief Operating Officer in May 2019.

Director Qualifications

When considering whether our directors have the experience, attributes and skills to serve as a director, the Board focused primarily on the biographical information set forth above. With respect to Mr. Roberts, the Board considered his in-depth knowledge of the Company and his ability to provide strategic guidance to our business operations. With respect to Ms. Flanagan, the Board considered her experience on our Board and her significant management experience, expertise and background with regard to accounting and financial matters. With respect to Mr. Tryforos, the Board considered his experience on our Board and his background with regard to investing and financial matters. With respect to Mr. Vassalluzzo, the Board considered his experience on our Board and his expertise and background with regard to investing and financial matters. With respect to Mr. Booth, the Board considered his in-depth knowledge of the Company and his ability to provide strategic guidance to our business operations. With respect to Mr. Hegde, the Board considered his significant digital and operational experience in leadership positions at multiple large corporations, including his experience as chief operating officer and chief marketing officer at innovative and fast-growing companies.

Leadership Structure of the Board

The Board is responsible for evaluating and determining our optimal leadership structure so as to provide independent oversight of management. The Board has the authority to combine or separate the positions of Chairman of the Board and Chief Executive Officer. Starting in January 1, 2002, the offices of Chairman of the Board and Chief Executive Officer were held by different individuals. Until his retirement from Credit Acceptance on January 3, 2017, our founder, Donald A. Foss, served as Chairman of the Board due to his extensive knowledge relating to our line of business and experience with us. Upon Mr. Foss's retirement, the Board decided not to fill the office of Chairman of the Board. Instead, the Board designated Mr. Tryforos, our longest serving independent director, as Lead Director with the primary purposes of acting as the liaison between the Chief Executive Officer and the Board of Directors and chairing all regular and special meetings of the Board of Directors. Our Chief Executive Officer serves as a director due to his in-depth knowledge of the Company and his ability to provide strategic guidance to our business operations. The independent directors on the Board regularly meet separately. The Board periodically reviews our leadership structure to determine if it is still appropriate in light of current corporate governance standards, market practices, our specific circumstances and needs, and any other relevant factors. The Board believes that the current Board leadership structure is the most appropriate for us and our shareholders at this time.

Risk Oversight of the Board

It is management’s responsibility to manage risk and bring to the Board’s attention our most material risks. The Board has oversight responsibility of the processes established to report and monitor systems for material risks applicable to us. The Audit Committee regularly reviews our significant risks and exposures and assesses the steps management has taken to minimize such risks.

Audit Committee

The standing committees of the Board include an Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”). The members of the Audit Committee are Messrs. Tryforos and Vassalluzzo and Ms. Flanagan. The Board has determined that Mr. Tryforos, Mr. Vassalluzzo and Ms. Flanagan are “audit committee financial experts” as defined by applicable SEC rules.

Codes of Conduct

We have adopted codes of conduct that apply to our directors, executive officers and other employees. The codes of conduct are available on our website at ir.creditacceptance.com through the “Corporate Governance” link. We intend to disclose on our website any amendment to any provision of the codes of conduct that relates to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the Exchange Act and any waiver from any such provision granted to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation of Executive Officers

This Compensation Discussion and Analysis describes the elements of compensation for the following individuals, collectively referred to as our “named executive officers”:

•Brett A. Roberts, Chief Executive Officer and President;
•Kenneth S. Booth, Chief Financial Officer;
•Charles A. Pearce, Chief Legal Officer and Corporate Secretary;
•Arthur L. Smith, Chief Analytics Officer; and
•Daniel A. Ulatowski, Chief Sales Officer.

Mr. Roberts will retire from the Company effective May 3, 2021, at which time Mr. Booth will assume the role of Chief Executive Officer and President.

General Philosophy

Our executive compensation programs are designed to achieve the following objectives:

•attract and retain individuals that will drive business success; and
•provide appropriate incentives that reward outstanding financial performance and align the interests of executives and shareholders.

We accomplish these objectives through compensation programs that:

•contain a significant component tied to Company performance;
•provide competitive overall compensation if performance objectives are achieved; and
•encourage participants to act as owners.

Overall Process

The Executive Compensation Committee (the “Compensation Committee”) oversees and approves our overall compensation strategy and determines all aspects of compensation for our Chief Executive Officer. The Compensation Committee also determines compensation for other named executive officers after considering recommendations supplied by our Chief Executive Officer.

The Compensation Committee periodically reviews all aspects of executive compensation and determines if existing plans are effective in meeting the objectives described above. Such reviews are typically conducted at the first meeting of each fiscal year. From time to time, the Compensation Committee may make modifications to existing plans or adopt new plans. The Compensation Committee considered its compensation policies and practices for all team members and concluded that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on the Company. The Compensation Committee does not use compensation consultants or peer groups.

Compensation – Mr. Roberts, Chief Executive Officer and President

Compensation for Mr. Roberts, our Chief Executive Officer, includes a base salary and equity-based incentive compensation provided pursuant to the Company's Amended and Restated Incentive Compensation Plan (as amended March 26, 2012, the “Incentive Plan”).
Base salaries at all levels in the organization are designed to provide a level of basic compensation and allow us to recruit and retain qualified team members. Mr. Roberts’ base salary was determined by the Compensation Committee after considering the following:

•the performance of Credit Acceptance over Mr. Roberts’ tenure as Chief Executive Officer;
•an assessment of Mr. Roberts’ individual performance;
•market data;
•internal benchmarks; and
•other components of Mr. Roberts’ total compensation plan.

In January 2021, the Compensation Committee determined Mr. Roberts’ annual base salary of $1,025,000 for 2020 will remain unchanged for 2021, based on the determination that his overall compensation plan did not require adjustment.

The principal component of Mr. Roberts’ incentive compensation is comprised of performance-based restricted stock unit (“RSU”) and restricted share awards that vest over a 15 year period based upon the achievement of growth targets in economic profit, a non-GAAP financial measure. Economic profit measures how efficiently we utilize our total capital, both debt and equity. Management uses economic profit to assess our performance as well as to make capital allocation decisions. Management believes this measure is important to shareholders because it allows shareholders to compare the returns we earn by investing capital in our core business with the return they could expect if we returned capital to shareholders and they invested in other securities. Economic profit is defined, for the purposes of the RSU and restricted share vesting calculation, as net income (adjusted for non-recurring items and certain non-GAAP adjustments) less a cost of capital. The cost of capital includes a cost of debt and a cost of equity. The cost of equity is determined based on a formula that considers the risk of the business (assessed at 5% + the average 30-year treasury rate) and the risk associated with our use of debt. The actual formula utilized for determining the cost of equity is as follows: (the average 30-year treasury rate + 5%) + [(1 – tax rate) x (the average 30-year treasury rate + 5% – the pre-tax average cost of debt rate) x average debt/(average equity + average debt x tax rate)]. No RSUs or restricted shares were granted to Mr. Roberts in 2020.

On March 26, 2012, the Compensation Committee approved an award of 310,000 RSUs and 190,000 restricted shares to Mr. Roberts. Each RSU represents and has a value equal to one share of our Common Stock. The 310,000 RSUs are eligible to vest over a ten year period starting in 2012 based upon the cumulative dollar amount of improvement in annual economic profit as compared to the annual economic profit for 2011. The RSUs are eligible to vest beginning in 2012 based on the following formula: cumulative improvement in economic profit divided by $200 million multiplied by 310,000. The cumulative number of RSUs that may be vested as of the end of any year may not exceed 31,000 (or 10% of the total) multiplied by the number of full calendar years that have elapsed since January 1, 2012.

In 2020, under the formula described above, all of the 31,000 RSUs eligible to vest were approved for vesting by the Compensation Committee in January 2021. As of the date hereof, 279,000 of the 310,000 RSUs awarded to Mr. Roberts on March 26, 2012 have vested. Vested RSUs from the March 26, 2012 award are subject to a post-vesting holding period (which will continue to apply following Mr. Roberts’ retirement) that will lapse in equal installments on December 31, 2022, 2023, 2024, 2025 and 2026, at which time vested RSUs will be converted to shares of common stock.

The 2012 grant of 190,000 restricted shares is comprised of 90,000 restricted shares that vest over a ten year period starting in 2012 and 100,000 restricted shares that vest over a five year period beginning in 2022.

The 90,000 restricted shares are eligible to vest beginning in 2012 based on the following formula: cumulative improvement in economic profit divided by $200 million multiplied by 90,000. The cumulative number of restricted shares that may be vested as of the end of any year may not exceed 9,000 (or 10% of the total) multiplied by the number of full calendar years that have elapsed since January 1, 2012. Any of the 90,000 restricted shares that vest will be subject to sale restrictions that will prevent the shares from being sold until such restrictions lapse.

The 100,000 restricted shares are eligible to vest in equal installments if economic profit exceeds $343,143,000 in 2022, 2023, 2024, 2025 and 2026. Any of the 100,000 restricted shares that vest will be distributed at the time of vesting.

In 2020, under the formula described above, all of the 9,000 restricted shares eligible to vest were approved for vesting by the Compensation Committee in January 2021. As of the date hereof, 81,000 of the 190,000 restricted shares awarded to Mr. Roberts have vested. The sales restrictions of the vested restricted shares will generally lapse in equal installments on December 31, 2022, 2023, 2024, 2025 and 2026; provided, however, that the sales restrictions will proportionally lapse on an earlier date in the event that the Company repurchases shares or pays a cash dividend based on the aggregate number of shares repurchased divided by the number of Company shares outstanding and/or the aggregate amount of cash paid as a dividend, divided by the fair market value of the Company, as applicable. As of the date hereof, the sales restrictions on all of the 81,000 vested restricted shares have lapsed.

If the Company pays a cash dividend, the amount of such dividend will be paid in additional restricted shares for any unvested restricted shares and in additional RSUs for any undistributed RSUs. The amount of such dividend will be paid in cash for any vested restricted shares.

Mr. Roberts will forfeit 31,000 unvested RSUs and 109,000 unvested restricted shares upon his retirement on May 3, 2021.

The Compensation Committee believes that the RSUs and restricted shares granted to Mr. Roberts appropriately align his compensation with the interests of shareholders as a result of the following:

•the financial rewards would be received only if long-term economic profit increases over time;
•the amount of compensation received would be proportionate to the amount of shareholder wealth created as measured by the share price; and
•the RSU and restricted share awards are long-term in nature, which would incentivize Mr. Roberts to take actions that will benefit shareholders longer-term.

Compensation – Other Named Executive Officers

Base Salaries. Base salaries at all levels in the organization are designed to provide a level of basic compensation and allow us to recruit and retain qualified team members. Base salaries are determined by the Compensation Committee after reviewing recommendations supplied by our Chief Executive Officer. The recommendations were based on the following factors:

•the performance of Credit Acceptance;
•an assessment of the named executive officer’s individual performance;
•market data;
•internal benchmarks;
•other non-equity and equity compensation components of the named executive officer’s total compensation plan; and
•roles and responsibilities for each named executive officer.

In December 2020, the Compensation Committee determined 2021 base salaries for our named executive officers other than our Chief Executive Officer. Based on the criteria stated above, the Compensation Committee approved the following base salary changes:

Name	2021	2020	Increase
Kenneth S. Booth (1)	$700,000	$573,682	22.0%
Charles A. Pearce	700,000	573,682	22.0%
Arthur L. Smith	700,000	573,682	22.0%
Daniel A. Ulatowski	700,000	573,682	22.0%
(1)    On April 28, 2021, in connection with Mr. Booth’s election and appointment as our Chief Executive Officer and President effective May 3, 2021, the Compensation Committee approved an increase in Mr. Booth’s annual base salary to $1,000,000.
The increases to base salaries approved in December 2020 were based primarily on the following factors:

•a change to the incentive compensation program of each named executive officer for 2021 through 2024, which eliminated annual cash awards in favor of longer-term equity awards;
•each named executive officer’s individual performance attainments for the year; and
•Company results for 2020.

2020 Incentive Compensation – Messrs. Booth, Pearce, Smith, and Ulatowski. The 2017 through 2020 incentive compensation program for Messrs. Booth, Pearce, Smith, and Ulatowski attempted to balance annual and long-term Company performance and was comprised of RSU awards with a performance cycle ending in 2020 and annual cash awards.

RSU Awards – On January 30, 2017, the Compensation Committee approved awards of 7,300 RSUs each to Messrs. Booth, Pearce, Smith, and Ulatowski. The RSUs vested over a four year performance period starting in 2017, based upon the compound annual growth rate of Adjusted EPS over the performance period. Vesting for each year of the performance period was determined as follows:

Year 1
•If the compound annual growth rate of Adjusted EPS is at least 5%, one-quarter (25.0%) of the RSUs shall vest.
•If the compound annual growth rate of Adjusted EPS is less than 5%, no RSUs shall vest.
Year 2
•If the compound annual growth rate of Adjusted EPS is at least 5%, one-quarter (25.0%) of the RSUs shall vest. In addition, any RSUs that were eligible to vest in Year 1, but did not vest in Year 1, shall vest.
•If the compound annual growth rate of Adjusted EPS is less than 5%, no RSUs shall vest.
Year 3
•If the compound annual growth rate of Adjusted EPS is at least 5%, one-quarter (25.0%) of the RSUs shall vest. In addition, any RSUs that were eligible to vest in Year 1 and Year 2, but did not vest in Year 1 or Year 2, shall vest.
•If the compound annual growth rate of Adjusted EPS is less than 5%, no RSUs shall vest.
Year 4
•If the compound annual growth rate of Adjusted EPS is at least 5%, one-quarter (25.0%) of the RSUs shall vest. In addition, any RSUs that were eligible to vest in Year 1, Year 2, and Year 3 but did not vest in Year 1, Year 2, or Year 3 shall vest.
•If the compound annual growth rate of Adjusted EPS is less than 5%, no RSUs shall vest.

In 2020, under the formula described above, the compounded annual growth rate of Adjusted EPS was greater than 5%, so 100% of the 1,825 RSUs eligible to vest for each of Messrs. Booth, Pearce, Smith, and Ulatowski were vested, respectively, upon the approval of the Compensation Committee in January 2021. As of the date hereof, all of the 7,300 RSUs awarded in January 2017 to each of Messrs. Booth, Pearce, Smith, and Ulatowski have vested. The vested RSUs are subject to a post-vesting holding period that will lapse on January 30, 2023, at which time vested RSUs will be converted to shares of common stock. No new grants of RSUs were made to the named executive officers in 2020.

Annual Cash Awards – Messrs. Booth, Pearce, Smith, and Ulatowski were also eligible to earn an annual cash award based on Company performance. Company performance was measured based on the annual increase in economic profit. If annual economic profit increased from the prior year, Messrs. Booth, Pearce, Smith, and Ulatowski would receive a cash award that would be calculated using the following formula: recipient’s base salary multiplied by the dollar increase in annual economic profit divided by $25 million multiplied by 90%. If annual economic profit did not increase from the prior year, Messrs. Booth, Pearce, Smith, and Ulatowski would not receive a cash award. If 2020 annual economic profit had increased by $25 million, our internal target for this purpose, each of Messrs. Booth, Pearce, Smith, and Ulatowski would have received a cash award equal to $516,314. Based on the dollar increase in annual economic profit for 2020, Messrs. Booth, Pearce, Smith, and Ulatowski each earned a cash award of $1,306,758, which was paid in February 2021.

Our reported 2018 annual economic profit included an increase related to the enactment of the Tax Cuts and Jobs Act (“2017 Tax Act”) in December 2017, which decreased our estimated long-term effective income tax rate. For purposes of calculating annual cash awards, annual economic profit for 2018 through 2020 included adjustments to defer the impact of the 2017 Tax Act on 2018 economic profit and recognize it ratably over the remaining performance period of the 2017 RSU awards.

2021 Incentive Compensation – Messrs. Booth, Pearce, Smith, and Ulatowski. The 2021 through 2024 incentive compensation program for Messrs. Booth, Pearce, Smith, and Ulatowski attempts to balance short-term and long-term Company performance and is comprised of stock option awards.

Stock Option Awards – On December 30, 2020, the Compensation Committee approved awards of 50,000 stock options each to Messrs. Booth, Pearce, Smith, and Ulatowski, which are subject to shareholder approval of the amendment and restatement of the Incentive Plan (the “Amended Incentive Plan”). The exercise price of the options is $333.94, which is equal to the closing market price of our common stock on the day prior to the date of the grant. Based on the terms of individual stock option grant agreements, the stock options:

•vest and become exercisable in four equal annual installments beginning on December 30, 2021, which is the first anniversary of the date on which the options were granted by the Board (subject to shareholder approval), based on continuous employment and
•expire six years from the date of the grant.

The Compensation Committee believes that the incentive compensation programs for Messrs. Booth, Pearce, Smith, and Ulatowski appropriately align their compensation with the interests of shareholders because:

•annual cash awards were received only if economic profit increased;
•the increase in reported 2018 economic profit related to the enactment of the 2017 Tax Act impacted annual cash awards over a longer term;
•RSU awards vested only if long-term Adjusted EPS increased over time;
•the amount of compensation received from RSU awards will be proportionate to the amount of shareholder wealth created, as measured by the share price upon the lapse of the post-vesting holding period on January 30, 2023;
•the amount of compensation received from stock option awards will be proportionate to the amount of shareholder wealth created, as measured by the appreciation in share price above the exercise price of $333.94; and
•the RSU and stock option awards are long-term in nature, which will incentivize Messrs. Booth, Pearce, Smith, and Ulatowski to take actions that will benefit shareholders longer-term.

The allocation between cash and equity compensation, and between short- and long-term incentives, was determined based on the discretion of the Compensation Committee. The ultimate allocation will depend on our future performance and future changes in our share price. We believe it is likely that a substantial percentage of the amount realized will be from long-term, equity-based incentives, which is consistent with the philosophy of the Compensation Committee that executive compensation should be linked to long-term shareholder value. Since substantial portions of the amounts to be realized by Messrs. Booth, Pearce, Smith, and Ulatowski will be restricted until January 30, 2023, or will not be fully exercisable until December 30, 2024, the Compensation Committee believes this plan creates an incentive for Messrs. Booth, Pearce, Smith, and Ulatowski to take actions and make decisions that will benefit us over a long-term time period. Such incentives are believed to be appropriate given the nature of the duties and responsibilities assigned to these executive officers.

On April 28, 2021, in connection with Mr. Booth’s election and appointment as our Chief Executive Officer and President effective May 3, 2021, the Compensation Committee approved the grant to Mr. Booth of an award under the Amended Incentive Plan, subject to shareholder approval of the Amended Incentive Plan, of 110,000 stock options that will expire ten years from the date of the grant and will vest and become exercisable in four equal annual installments from the date of the grant subject to continuous employment through the relevant vesting date.

Amendment and Restatement of the Incentive Plan

The Company has amended and restated the Incentive Plan subject to shareholder approval at our 2021 annual meeting of shareholders. The Amended Incentive Plan provides that awards will generally be subject to (i) a one-year minimum vesting requirement and (ii) double-trigger vesting of assumed or substituted awards upon a qualifying termination following a change in control if the awards are assumed or substituted.

Deductibility of Executive Compensation

Prior to the enactment of the 2017 Tax Act in December 2017, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), restricted the deductibility of executive compensation paid to our Chief Executive Officer and any of the three other most highly compensated executive officers (excluding our Chief Financial Officer) at the end of any fiscal year to not more than $1 million in annual compensation (including certain stock-based compensation). Certain performance-based compensation was exempt from this limitation if it complied with the various conditions described in Section 162(m).

Pursuant to the 2017 Tax Act, subject to certain transition rules, for taxable years beginning after December 31, 2017, the performance-based compensation exception to the deduction limitations under Section 162(m) has been repealed and the $1 million deduction limit now applies to all of our Named Executive Officers, whether or not compensation is performance-based. The new rules do not apply to remuneration provided pursuant to a written binding contract in effect on November 2, 2017 that is not modified in any material respect after that date. In order to maintain the flexibility to provide compensation programs for our named executive officers that will best incentivize them to achieve our key business objectives and create sustainable long-term shareholder value, the Compensation Committee reserves the ability to pay competitive compensation by not requiring all compensation to be deductible.

Response to 2020 Say-on-Pay

Shareholder endorsement of the design and administration of our executive compensation programs was evidenced by a vote of approval of our named executive officers’ compensation at our 2020 annual meeting of shareholders in excess of 93% of the votes cast. As a result of this favorable vote regarding our named executive officers’ compensation, it was determined that no changes were necessary to address shareholder concerns regarding our executive compensation design and administration. In addition, at our 2017 annual meeting of shareholders, our shareholders voted to hold an advisory vote on named executive officer compensation every year. The Compensation Committee has accepted the shareholders’ recommendation and, therefore, shareholders will have another opportunity to consider and approve, in a non-binding advisory vote, the compensation of our named executive officers at our 2021 annual meeting of shareholders. As in the past, the Compensation Committee will continue to review the results of future advisory say-on-pay votes and will consider shareholder concerns and take them into account in future determinations regarding the compensation of our named executive officers.

COMPENSATION COMMITTEE REPORT

The Executive Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis above with management and, based on such review and discussions, the Executive Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

THE EXECUTIVE COMPENSATION COMMITTEE:

Glenda J. Flanagan
Thomas N. Tryforos
Scott J. Vassalluzzo (Chair)

SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information for the year indicated concerning the compensation awarded to, earned by, or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (c)	All Other Compensation ($) (d)	Total ($)
Brett A. Roberts (a)	2020	$1,025,000	$—	$—	$14,250	$1,039,250
Chief Executive Officer	2019	1,025,000	—	—	14,000	1,039,000
and President	2018	1,025,000	—	—	11,100	1,036,100

Kenneth S. Booth	2020	$572,126	$—	$1,306,758	$16,410	$1,895,294
Chief Financial Officer	2019	555,462	—	2,344,383	19,311	2,919,156
	2018	539,240	—	662,929	15,837	1,218,006

Charles A. Pearce	2020	$572,126	$—	$1,306,758	$16,400	$1,895,284
Chief Legal Officer and	2019	555,462	—	2,344,383	19,055	2,918,900
Corporate Secretary	2018	539,240	—	662,929	15,837	1,218,006

Arthur L. Smith	2020	$572,126	$—	$1,306,758	$16,400	$1,895,284
Chief Analytics Officer	2019	555,462	—	2,344,383	19,075	2,918,920
	2018	539,240	—	662,929	15,837	1,218,006

Daniel A. Ulatowski	2020	$572,126	$—	$1,306,758	$16,400	$1,895,284
Chief Sales Officer	2019	555,462	—	2,344,383	19,055	2,918,900
	2018	539,240	—	662,929	15,837	1,218,006

(a)Mr. Roberts will retire from the Company effective May 3, 2021, at which time Mr. Booth will assume the role of Chief Executive Officer and President.

(b)Reflects the grant date fair value of awards determined in accordance with Financial Accounting Standards Board and Accounting Standards Codification (“FASB ASC”) Topic 718. The table does not include the 50,000 stock options granted to each of Messrs. Booth, Pearce, Smith and Ulatowski on December 30, 2020 under the Amended Incentive Plan, subject to shareholder approval of the Amended Incentive Plan. The exercise price of the options is $333.94, which is equal to the closing market price of our common stock on the day prior to the date of the grant as approved by the Board. The option awards are not considered granted for accounting purposes until the shareholder approval is received. If shareholder approval is received on the proposal, we will measure the grant date fair value of the December 30, 2020 stock options in accordance with FASB ASC Topic 718 on the shareholder approval date.

(c)The amounts reported in this column were determined and approved by the Compensation Committee during January 2021, 2020, and 2019 for the years ended December 31, 2020, 2019, and 2018, respectively, and paid out shortly thereafter.

(d)The amounts reported in this column consist of $14,250, $14,000 and $11,100 in company matching contribution under the 401(k) Profit Sharing Plan for each of the named executive officers for 2020, 2019 and 2018, respectively, and payments under the Credit Acceptance Corporation Profit Sharing Variable Compensation Program, available to all team members except the Chief Executive Officer. This program is designed to reward team members for increased Company profitability by way of a quarterly payment. Additionally, the amounts in this column include employee reimbursements during the year for the payment of taxes on service or other awards.

2020 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information concerning each grant of an award made to our named executive officers in 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)	Estimated Future Payouts Under Equity Incentive Plan Awards (b)		All Other Stock Awards: Number of Shares of Stock (#)	Grant Date Value of Stock Awards ($)
Name	Grant Date	Target ($)	Target (#)	Maximum (#)
Kenneth S. Booth	1/29/2020	516,314	—	—	—	—
Charles A. Pearce	1/29/2020	516,314	—	—	—	—
Arthur L. Smith	1/29/2020	516,314	—	—	—	—
Daniel A. Ulatowski	1/29/2020	516,314	—	—	—	—

(a)The annual cash award plan for Messrs. Booth, Pearce, Smith, and Ulatowski is based on Company performance. They receive a percentage of their base salary as a cash award depending on the dollar increase in economic profit generated by us in the current year. Our named executive officers’ incentive compensation does not have a formal threshold award or maximum amount payable. For more information regarding the annual cash award, please see the Compensation Discussion & Analysis section of this report under the caption “Annual Cash Awards.”

The cash awards earned by Messrs. Booth, Pearce, Smith, and Ulatowski based on the dollar increase in annual economic profit for 2020 are included in the Non-Equity Incentive Compensation column of the Summary Compensation Table.

(b)Our named executive officers’ equity incentive compensation does not have a formal threshold award. No equity-based awards were granted to the named executive officers in 2020.

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR-END
The following table provides information with respect to unvested restricted shares and RSUs held by our named executive officers as of December 31, 2020.

	Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (a)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (b)
Brett A. Roberts	180,000	$62,305,200
Kenneth S. Booth	1,825	631,706
Charles A. Pearce	1,825	631,706
Arthur L. Smith	1,825	631,706
Daniel A. Ulatowski	1,825	631,706

(a)    Represents RSUs and restricted shares granted under the Incentive Plan.

The RSUs and restricted shares granted to Mr. Roberts and RSUs granted to Messrs. Booth, Pearce, Smith, and Ulatowski have performance-based vesting requirements and are more fully described in the Compensation Discussion and Analysis section of this report. Mr. Roberts will forfeit 31,000 unvested RSUs and 109,000 unvested restricted shares upon his retirement on May 3, 2021. The remaining RSUs and restricted shares that were unvested as of December 31, 2020 vested in the ordinary course in 2021 in accordance with their terms.

(b)    Value is equal to the closing market price reported on Nasdaq of $346.14 per share as of December 31, 2020, multiplied by the number of unvested restricted shares and unvested RSUs held.

2020 STOCK VESTED

The following table provides information with respect to shares acquired on vesting by our named executive officers during 2020.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (a)	Value Realized on Vesting ($) (b)
Brett A. Roberts	40,000	$16,128,000
Kenneth S. Booth	1,825	842,292
Charles A. Pearce	1,825	842,292
Arthur L. Smith	1,825	842,292
Daniel A. Ulatowski	1,825	842,292

(a)    Includes the vesting of performance-based restricted shares and RSUs. The distribution date for the vested restricted shares and shares underlying vested RSUs for Mr. Roberts will be in equal installments on December 31, 2022, 2023, 2024, 2025 and 2026. The distribution date for the 1,825 shares underlying vested RSUs for Messrs. Booth, Pearce, Smith, and Ulatowski will be January 30, 2023.

(b)    The amounts are calculated based on the closing price reported on Nasdaq as of the date vested, or the business day preceding the scheduled vesting date if the scheduled vesting occurs on a weekend or holiday.

2020 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($) (a) (b)	Aggregate Withdrawals / Distributions ($) (b)	Aggregate Balance at Last Fiscal Year-End ($) (c)
Brett A. Roberts	$—	$—	$(29,061,413)	$(397,556)	$104,438,745
Kenneth S. Booth	—	—	(680,258)	(32,307)	2,452,748
Charles A. Pearce	—	—	(695,261)	—	2,501,900
Arthur L. Smith	—	—	(702,187)	—	2,526,822
Daniel A. Ulatowski	—	—	(702,187)	—	2,526,822

(a)The amounts relate to RSUs granted prior to December 31, 2019 which are settled in shares on a date that is later than the date on which they vest and are more fully described in the Compensation Discussion and Analysis section of this report. The reported amount of aggregate earnings for each individual is calculated as the number of RSUs held by such individual as of December 31, 2019 and not converted or released during 2020 multiplied by the difference between the closing market price of our Common Stock reported on Nasdaq of $346.14 per share as of December 31, 2020 and $442.33 per share as of December 31, 2019, plus, with respect to any RSUs held by such individual as of December 31, 2019 and converted or released on any date during 2020, the difference between the closing market price as of December 31, 2019 and the closing market price on the date of such conversion or release, multiplied by the number of such RSUs converted or released on that date.

(b)On January 29, 2020, Mr. Booth released 70 vested RSUs originally granted to him in January 2017 to cover the tax liability resulting from the vesting of RSUs on that date. On March 1, 2020, Mr. Roberts released 986 vested RSUs originally granted to him in March 2012 to cover the tax liability resulting from the vesting of RSUs on that date. The aggregate withdrawals/distributions reported are calculated based on the number of RSUs converted/released multiplied by the closing market price per share reported on Nasdaq of $461.53 and $403.20 as of January 29, 2020 and March 1, 2020, respectively.

(c)The grants of these RSUs were disclosed in the Summary Compensation Table and Grant of Plan-Based Awards table in the year of grant. Such amounts do not represent additional compensation. The RSUs earned and the RSUs that are still subject to forfeiture for each individual during the associated performance period are as follows as of December 31, 2020:

	Aggregate Balance at Last Fiscal Year-End
Name	Earned ($)	Subject to Forfeiture ($)	Total ($)
Brett A. Roberts	$82,978,065	$21,460,680	$104,438,745
Kenneth S. Booth	1,821,042	631,706	2,452,748
Charles A. Pearce	1,870,194	631,706	2,501,900
Arthur L. Smith	1,895,116	631,706	2,526,822
Daniel A. Ulatowski	1,895,116	631,706	2,526,822

POTENTIAL PAYMENTS ON TERMINATION/CHANGE IN CONTROL

None of our named executive officers have individual agreements with us providing for cash severance payments or benefits continuation on any termination of employment, including on a termination prior to or following a change in control.

Treatment of Equity Upon Termination of Employment. If a named executive officer terminates employment for any reason prior to the lapse of the restricted period for restricted shares or the vesting period for RSU awards, any unvested restricted shares or unvested RSU awards shall be forfeited. The Compensation Committee may waive or change the remaining restrictions or add additional restrictions with respect to any restricted shares or RSU award that would otherwise be forfeited, as it deems appropriate. The Compensation Committee has determined not to waive or change any restrictions applicable to Mr. Roberts’ grants in connection with his retirement.

Treatment of Equity Upon a Change in Control. The following table sets forth the potential amounts payable to our named executive officers in the event of a change in control with respect to restricted shares and restricted stock unit awards held by our named executive officers as of December 31, 2020.

	Accelerated Vesting of Equity Awards (a)
Name	Unvested Restricted Shares	Unvested Restricted Stock Units (b)	Total
Brett A. Roberts	$40,844,520	$21,460,680	$62,305,200
Kenneth S. Booth	—	631,706	631,706	(c)
Charles A. Pearce	—	631,706	631,706	(c)
Arthur L. Smith	—	631,706	631,706	(c)
Daniel A. Ulatowski	—	631,706	631,706	(c)
(a)    In the event of a change in control, the restrictions applicable to restricted shares and granted RSUs shall lapse, the performance goals shall be deemed to have been achieved at target levels, and all other terms and conditions shall be deemed to have been satisfied, pursuant to the Incentive Plan and applicable award agreements. Payment shall be made in cash within 30 days following the effective date of the change in control.
The amounts reported are calculated based on the number of unvested restricted shares or RSUs held by each named executive officer multiplied by the closing market price reported on Nasdaq of $346.14 per share as of December 31, 2020.
(b)    In addition to the awards eligible for accelerated vesting set forth in this table, upon termination of employment for any reason, our named executive officers are eligible for payment of vested RSUs at the time that they would have received payment absent termination.

(c)    These totals would be increased by $610,000 for each of Messrs. Booth, Pearce, Smith and Ulatowski, assuming that the Company’s shareholders had previously approved the Amended Incentive Plan and the stock options granted under the Amended Incentive Plan subject to such shareholder approval were not assumed or substituted in connection with a change in control that occurred as of December 31, 2020, resulting in the acceleration of the option awards. These amounts are calculated based on the number of shares subject to the option award, multiplied by the difference between the closing market price reported on Nasdaq of $346.14 per share as of December 31, 2020 and the exercise price of $333.94.

Under the Amended Incentive Plan, upon a change in control (as defined in the Amended Incentive Plan), outstanding equity awards including option awards that are assumed or substituted in connection with a change in control will become vested and exercisable upon a termination without cause or resignation for good reason during the twenty-four (24)-month period following the change in control (double-trigger vesting). Outstanding awards made under the Amended Incentive Plan that are not assumed or substituted by an acquiror or successor in connection with a change in control will become fully vested and exercisable immediately upon the occurrence of the change in control. Notwithstanding the foregoing, in the event of a change in control, the Compensation Committee may, in its discretion, provide that each option will be cancelled in exchange for the spread value upon the occurrence of a change in control.

2020 CHIEF EXECUTIVE OFFICER PAY RATIO

The following table provides information with respect to the ratio of 2020 total compensation of our Chief Executive Officer to that of our median team member.

2020 Total Compensation
Chief Executive Officer (a)	$1,039,250
Median Team Member (a)(b)	$70,177
Ratio of Chief Executive Officer to Median Team Member Compensation	15:1
(a)    Annual total compensation was calculated consistent with the disclosure requirements for annual compensation under the Summary Compensation Table.

(b)    We identified our median team member for 2020 by examining 2020 W-2 gross wages for all team members, excluding our Chief Executive Officer, who were employed by us as of December 31, 2020. The population of team members examined included full-time and part-time team members, including those hired during 2020. We believe W-2 gross wages is a consistently applied compensation measure that reasonably reflects the total annual compensation of our team members.

2020 DIRECTOR COMPENSATION

Our non-employee directors are eligible to receive the following:
•a quarterly retainer of $12,500 or payments of $1,500 for each Board meeting attended and $500 for each committee meeting attended
•stock-based awards under our Incentive Plan
•reimbursement for travel related expenses

In 2020, Ms. Flanagan received a quarterly retainer, Mr. Tryforos received payments for each Board and committee meeting attended, and Mr. Vassalluzzo opted not to receive quarterly retainers or payments for each Board and committee meeting attended. In 2020, Mr. Tryforos was reimbursed for business-related travel expenses.

RSU Award – On March 7, 2019, the Compensation Committee approved an award of 1,500 RSUs to Ms. Flanagan under the Incentive Plan. Messrs. Tryforos and Vassalluzzo opted not to participate in the Incentive Plan. The RSUs awarded to Ms. Flanagan vest over a five year performance period starting in 2019, based upon the compound annual growth rate of Adjusted EPS over the performance period. Vesting for each year of the performance period will be determined as follows:

Year 1
•If the compound annual growth rate of Adjusted EPS is at least 5%, one-fifth (20.0%) of the RSUs shall vest.
•If the compound annual growth rate of Adjusted EPS is less than 5%, no RSUs shall vest.
Year 2
•If the compound annual growth rate of Adjusted EPS is at least 5%, one-fifth (20.0%) of the RSUs shall vest. In addition, any RSUs that were eligible to vest in Year 1, but did not vest in Year 1, shall vest.
•If the compound annual growth rate of Adjusted EPS is less than 5%, no RSUs shall vest.
Year 3
•If the compound annual growth rate of Adjusted EPS is at least 5%, one-fifth (20.0%) of the RSUs shall vest. In addition, any RSUs that were eligible to vest in Year 1 and Year 2, but did not vest in Year 1 or Year 2, shall vest.
•If the compound annual growth rate of Adjusted EPS is less than 5%, no RSUs shall vest.

Year 4
•If the compound annual growth rate of Adjusted EPS is at least 5%, one-fifth (20.0%) of the RSUs shall vest. In addition, any RSUs that were eligible to vest in Year 1, Year 2, and Year 3 but did not vest in Year 1, Year 2, or Year 3 shall vest.
•If the compound annual growth rate of Adjusted EPS is less than 5%, no RSUs shall vest.

Year 5
•If the compound annual growth rate of Adjusted EPS is at least 5%, one-fifth (20.0%) of the RSUs shall vest. In addition, any RSUs that were eligible to vest in Year 1, Year 2, Year 3, and Year 4 but did not vest in Year 1, Year 2, Year 3, or Year 4 shall vest.
•If the compound annual growth rate of Adjusted EPS is less than 5%, no RSUs shall vest.

In 2020, under the formula described above, the compounded annual growth rate in economic profit from 2019 to 2020 was greater than 5%, so 100% of the 300 RSUs eligible to vest for Ms. Flanagan were vested upon the approval of the Compensation Committee in January 2021. As of the date hereof, 600 of the 1,500 RSUs awarded in March 2019 to Ms. Flanagan have vested. The vested RSUs are subject to a post-vesting holding period that will lapse on January 30, 2026, at which time vested RSUs will be converted to shares of common stock. As of December 31, 2020, Ms. Flanagan and Mr. Vassalluzzo held an aggregate of 5,500 and 4,000 RSUs, respectively.

The following table sets forth certain information regarding the compensation earned during 2020 by each non-employee director who served on the Board in 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Glenda J. Flanagan	$50,000	$—	$50,000
Thomas N. Tryforos	20,000	—	20,000
Scott J. Vassalluzzo	—	—	—

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

COMMON STOCK OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 8, 2021 concerning beneficial ownership of Common Stock by all directors and nominees, by each of the executive officers named in the Summary Compensation Table, by all directors and executive officers as a group, and by all other beneficial owners of more than 5% of the outstanding shares of Common Stock. The number of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, a person's beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which such person has the right to acquire on April 8, 2021 or within 60 days thereafter through the exercise of any stock option or other right. Unless otherwise indicated, each holder has sole investment and voting power with respect to the shares set forth in the following table.

Name	Number of Shares Beneficially Owned		Percent of Outstanding Shares (1)
Thomas N. Tryforos	418,665	(a)	2.5%
Brett A. Roberts	290,363	(b)	1.7%
Scott J. Vassalluzzo	66,883	(c) (f)	*
Glenda J. Flanagan	17,108	(d)	*
Kenneth S. Booth	16,500		*
Daniel A. Ulatowski	12,212		*
Arthur L. Smith	8,470		*
Charles A. Pearce	3,500		*
All Directors and Executive Officers as a Group (11 persons)	845,200	(e)	5.1%
Prescott General Partners LLC et al.	2,637,296	(f)	15.8%
Jill Foss Watson	2,340,437	(g)	14.0%
Allan V. Apple	1,814,349	(h)	10.9%
Donald A. Foss	1,674,129	(i)	10.0%
Ruane, Cunniff & Goldfarb L.P.	1,602,519	(j)	9.6%
Principal Global Investors, LLC	1,042,988	(k)	6.2%
Wellington Management Group LLP et al.	896,409	(l)	5.4%
The Vanguard Group	886,928	(m)	5.3%
* Less than 1%.

(1)The percentages have been calculated in accordance with SEC regulations based on 16,710,422 shares of Common Stock issued and outstanding as of April 8, 2021.

(a)Includes 207,665 shares owned by Elias Charles & Co LLC, of which Mr. Tryforos is the managing member, and 211,000 shares held in charitable remainder trusts for which Mr. Tryforos is the sole trustee.

(b)Shares beneficially owned by Mr. Roberts include 109,000 unvested shares of restricted stock for which, although unvested, Mr. Roberts has voting control.

(c)Based on information obtained directly from Mr. Vassalluzzo on January 21, 2021. Includes 2,758 shares owned by certain family members as to which shares Mr. Vassalluzzo has sole power to vote or direct the vote and to dispose or direct the disposition. Mr. Vassalluzzo is a managing member of Prescott General Partners LLC, whose beneficial ownership is described in (f) below.

(d)Includes 8,000 shares owned by GCM GP, LP, a limited partnership of which GCM GP, LLC is the sole general partner. Ms. Flanagan is a member-manager of GCM GP, LLC and shares voting and dispositive power over these shares. Also includes 5,108 shares owned by The Glenda J. Flanagan 2020 Grantor Retained Annuity Trust, for which Ms. Flanagan is the sole trustee.

(e)Includes shares referenced in (a), (b), (c) and (d), above.

(f)Based on a jointly-filed Schedule 13D, as amended (most recently by an amendment filed with the SEC on June 8, 2020), of Prescott General Partners LLC, Prescott Associates L.P., Prescott Investors Profit Sharing Trust, Thomas W. Smith and Mr. Vassalluzzo (the “Prescott 13D”). The Prescott 13D reports that Prescott General Partners LLC, a Delaware limited liability company, is the general partner of Prescott Associates L.P. and that Messrs. Smith and Vassalluzzo are managing members of Prescott General Partners LLC. Based on the Prescott 13D, Prescott Associates L.P. has shared power to vote or direct the vote and to dispose or direct the disposition of 1,140,366 shares, Prescott General Partners LLC may be deemed to share the power to vote or direct the vote and to dispose or direct the disposition of 1,738,758 shares (including the 1,140,366 shares as to which Prescott Associates L.P. has shared power to vote or direct the vote and to dispose or direct the disposition), Mr. Smith has shared power to vote or direct the vote and to dispose or direct the disposition of 86,100 shares and sole power to vote or direct the vote and to dispose or direct the disposition of 684,345 shares, Prescott Investors Profit Sharing Trust has shared power to vote or direct the vote and to dispose or direct the disposition of 61,210 shares, and Mr. Vassalluzzo has sole power to vote or direct the vote and to dispose or direct the disposition of 66,883 shares (which shares are also disclosed as beneficially owned by Mr. Vassalluzzo, as described in (c) above). Based on the Prescott 13D, the address of Prescott General Partners LLC, Prescott Associates L.P., Mr. Smith and Mr. Vassalluzzo is 2200 Butts Road, Suite 320, Boca Raton, FL 33431.

(g)Based on a Schedule 13D, as amended (most recently by an amendment filed with the SEC on January 10, 2018), of Mrs. Foss Watson (the “Foss Watson Schedule 13D”), subsequently filed Forms 4 (the most recent of which being a Form 4 filed with the SEC on January 29, 2021) and a Schedule 13G, as amended (most recently by an amendment filed with the SEC on February 12, 2021), of Mr. Apple (the “Apple Schedule 13G”), we believe shares beneficially owned by Mrs. Foss Watson consist of the following:

Sole Voting and Dispositive Power		Shared Voting and No Dispositive Power		Total
685,793	(i)	1,654,644	(ii)	2,340,437

(i)    550,069 shares owned of record by Mrs. Foss Watson as trustee of various trusts; 133,578 shares owned of record by Todd Watson, spouse of Mrs. Foss Watson, as trustee of various trusts; and 2,146 shares held by Mrs. Foss Watson's son.

(ii)    978,823 shares (representing approximately 5.9% of the shares of Common Stock issued and outstanding as of April 8, 2021) held by The Donald A. Foss 2009 Remainder Trust, of which Mrs. Foss Watson is a trustee; and 675,821 shares held by The Donald A. Foss 2010 Remainder Trust, of which Mrs. Foss Watson is a trustee. These shares are also disclosed as beneficially owned by Allan Apple, as described in (h) below.

Based on the Foss Watson Schedule 13D, Mrs. Foss Watson's address is 29777 Telegraph Road, Suite 2611, Southfield, MI 48034.

(h)    Based on the Apple Schedule 13G, shares beneficially owned by Mr. Apple consist of the following:

Sole Voting and Dispositive Power		Shared Voting and Sole Dispositive Power		Total
159,705	(i)	1,654,644	(ii)	1,814,349

(i)    12,826 shares held by The Donald A. Foss 2010 Remainder Trust #2, of which Mr. Apple is the trustee; and 146,879 shares held by The Donald A. Foss 2011 Remainder Trust FBO Robert S. Foss and Descendants, of which Mr. Apple is the trustee.

(ii)    978,823 shares (representing approximately 5.9% of the shares of Common Stock issued and outstanding as of April 8, 2021) held by The Donald A. Foss 2009 Remainder Trust, of which Mr. Apple is a trustee; and 675,821 shares held by The Donald A. Foss 2010 Remainder Trust, of which Mr. Apple is a trustee. These shares are also disclosed as beneficially owned by Jill Foss Watson, as described in (g) above.

Based on the Apple Schedule 13G, Mr. Apple's address is 29777 Telegraph Road, Suite 2611, Southfield, MI 48034.

(i)    Based on a Schedule 13G, as amended (most recently by an amendment filed with the SEC on February 12, 2021) (the “Foss Schedule 13G”). The Foss Schedule 13G reports that Mr. Foss has sole dispositive and voting power as to the shares reported as beneficially owned by him. On January 3, 2017, Mr. Foss retired as officer, director and employee of the Company and entered into a shareholder agreement with the Company. Under the shareholder agreement, Mr. Foss has agreed, until the final adjournment of the tenth annual meeting of shareholders held by the Company after the date of the shareholder agreement, to cause all shares of the Company beneficially owned by him or any of his affiliates or associates to be voted in accordance with the recommendation of the Company’s Board of Directors with respect to election and removal of directors, certain routine matters and any other proposal to be submitted to the Company’s shareholders with respect to any extraordinary transaction providing for the acquisition of all of the Company’s outstanding common stock. Based on the Foss Schedule 13G, Mr. Foss's address is 29777 Telegraph Road, Suite 2611, Southfield, MI 48034.

(j)    Based on a Schedule 13G, as amended (most recently by an amendment filed with the SEC on February 16, 2021), of Ruane, Cunniff & Goldfarb L.P. (the “Ruane 13G”). The Ruane 13G reports that Ruane, Cunniff & Goldfarb L.P., has sole power to vote or direct the vote and to dispose or direct the disposition of 1,602,519 shares. Based on the Ruane 13G, the address of Ruane, Cunniff & Goldfarb L.P. is 9 West 57th Street, Suite 5000, New York, NY 10019.

(k)    Based on a Schedule 13G filed with the SEC on February 16, 2021 by Principal Global Investors, LLC (the “Principal 13G”). The Principal 13G reports that Principal Global Investors, LLC., has shared power to vote or direct the vote and to dispose or direct the disposition of 1,042,988 shares. Based on the Principal 13G, the address of Principal Global Investors, LLC is 801 Grand Avenue, Des Moines, IA 50392.

(l)    Based on a Schedule 13G filed with the SEC on February 4, 2021 by Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP (the “Wellington 13G”). The Wellington 13G reports that each of the reporting persons has shared power to vote or direct the vote of 782,886 shares and shared power to dispose or direct the disposition of 896,409 shares. Based on the Wellington 13G, the address of each of the reporting persons is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.

(m)    Based on a Schedule 13G, as amended (most recently by an amendment filed with the SEC on February 10, 2021), of The Vanguard Group (the “Vanguard 13G”). The Vanguard 13G reports that The Vanguard Group beneficially owns the following shares:

Sole Dispositive Power	Shared Dispositive Power	Total
871,348	15,580	886,928	(i)

(i)    The Vanguard 13G reports that The Vanguard Group has shared power to vote or direct the vote of 6,941 shares.

Based on the Vanguard 13G, the address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

EQUITY COMPENSATION PLAN INFORMATION

Our Incentive Plan, which was approved by shareholders on May 17, 2012, provides for the granting of restricted stock, restricted stock units and stock options to team members, officers, and directors.

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

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plan approved by shareholders:
Incentive Plan (3)	412,602	—	116,031

(1)    The weighted average exercise price in this column does not take into account restricted stock units that are outstanding under the Incentive Plan, which have no exercise price.
(2)    For additional information regarding our equity compensation plans, including grants of restricted stock units, see Note 14 to the consolidated financial statements contained in Item 8 of the Original 10-K Filing, which is incorporated herein by reference.
(3)    Excludes 122,718 unvested shares of restricted stock because these shares, while unvested, are already considered outstanding at December 31, 2020.

The foregoing table does not reflect the December 30, 2020 grant, subject to shareholder approval of an amendment to the Incentive Plan at our next annual meeting of shareholders, of 622,000 nonqualified stock options to team members. See Note 14 to the consolidated financial statements contained in Item 8 of the Original 10-K Filing.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

In the normal course of our business, affiliated dealers assign consumer loans to us under the portfolio and purchase programs. Dealer loans and purchased loans with affiliated dealers are on the same terms as those with non-affiliated dealers. Affiliated dealers are comprised of dealers owned or controlled by: (1) Mr. Foss, our founder, significant shareholder and former Chairman of the Board; and (2) a member of Mr. Foss’s immediate family.

On January 3, 2017, Mr. Foss retired as officer, director and employee of the Company and entered into a shareholder agreement with the Company. Under the shareholder agreement, Mr. Foss agreed, until the final adjournment of the tenth annual meeting of shareholders held by the Company after the date of the shareholder agreement, to cause all shares of the Company beneficially owned by him or any of his affiliates or associates to be voted in accordance with the recommendation of the Company’s Board of Directors with respect to election and removal of directors, certain routine matters and any other proposal to be submitted to the Company’s shareholders with respect to any extraordinary transaction providing for the acquisition of all of the Company’s outstanding common stock. As a result, we no longer consider the remaining dealers owned or controlled by Mr. Foss or a member of Mr. Foss’s immediate family to be affiliated with us for financial statement disclosure purposes while Mr. Foss’s voting interests in the Company are subject to the voting restrictions under the shareholder agreement. However, we continue to report his activity below as Mr. Foss remains a beneficial owner of more than five percent of the Company's voting securities.

The affiliated dealer loan balance was $36.5 million as of December 31, 2020, which is 0.6% of our total consolidated dealer loan balance. A summary of related party loan activity is as follows:

(In millions)	For the Year Ended December 31, 2020
	Affiliated dealer activity	% of consolidated
Dealer loan revenue	$4.9	0.5%
New consumer loan assignments (a)	16.2	0.4%
Accelerated dealer holdback payments	0.3	0.7%
Dealer holdback payments	1.1	0.8%
(a) Represents advances paid to dealers on consumer loans assigned under our portfolio program and one-time payments made to dealers to purchase consumer loans assigned under our purchase program.

In accordance with its written charter, the Audit Committee reviews and approves all of our transactions with directors and executive officers and with firms that employ directors, as well as any other material related party transactions. Any such transactions would be reviewed by the Audit Committee in light of whether it resulted in a conflict of interest for the individual and whether such transaction is fair to us and in our best interests. The terms of the transactions described above were previously approved by the Audit Committee; therefore, the Audit Committee does not intend to re-approve these transactions and relationships unless they no longer occur in the ordinary course of our business and the terms change such that the transactions no longer occur on the same terms as transactions with non-affiliated dealers.

Director Independence

Messrs. Tryforos and Vassalluzzo and Ms. Flanagan were determined to be “independent directors” as defined in Rule 5605(a)(2) of The Nasdaq Stock Market LLC (“Nasdaq”). In connection with electing Mr. Hegde to the Board effective May 3, 2021, the Board determined that Mr. Hegde would be an “independent director” as defined in Rule 5605(a)(2) of Nasdaq.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT ACCOUNTANTS

General

The Audit Committee has appointed Grant Thornton as our independent accountants to perform an integrated audit of our consolidated financial statements and the effectiveness of our internal control over financial reporting for 2021. Grant Thornton has served as our independent accountants since their appointment by the Audit Committee on July 20, 2005, and acted as our independent accountant in 2020 to audit the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Representatives of Grant Thornton are expected to be present at the meeting to respond to questions from the shareholders and will be given the opportunity to make a statement.

Fees Paid to Independent Accountants

The following table provides a summary of the aggregate fees billed by Grant Thornton for 2020 and 2019.

(In millions)
Description	2020	2019
Audit fees (a)	$0.8	$0.8
Audit-related fees (b)	0.3	0.3
Tax fees	—	—
All other fees	—	—
Total fees	$1.1	$1.1

(a)    Includes fees for the audit of our annual consolidated financial statements, the audit of the effectiveness of our internal control over financial reporting, and the review of our interim consolidated financial statements.

(b)    Includes fees for agreed-upon procedures for our debt, the audit of our employee benefit plan and comfort letter procedures.

The Audit Committee has considered whether the provision of these services is compatible with maintaining the independence of Grant Thornton and satisfied itself as to the maintenance of the auditors’ independence.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit services and all non-audit services that our independent accountants are permitted to perform for us under applicable federal securities regulations. The Audit Committee’s policy utilizes an annual review and general pre-approval of certain categories of specified services that may be provided by the independent accountants, up to predetermined fee levels. Any proposed services not qualifying as a pre-approved specified service, and pre-approved services exceeding the predetermined fee levels, require further specific pre-approval by the Audit Committee. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit and non-audit services proposed to be performed by the independent accountants. All services provided by our independent auditors were pre-approved by the Audit Committee. The policy has not been waived in any instance.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    The following consolidated financial statements of the Company and notes thereto and the Report of Independent Registered Public Accounting Firm are contained in Item 8 – Financial Statements and Supplementary Data in the Original 10-K Filing.
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
4.63	Second Amendment to Loan and Security Agreement, dated as of July 18, 2019, among the Company, CAC Warehouse Funding LLC VII, the lenders and managing agents from time to time party thereto, Credit Suisse International and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.104 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).

4.64	Second Amendment to Loan and Security Agreement, dated as of July 25, 2019, among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.105 to the Company’s Current Report on Form 8-K filed July 26, 2019).
4.65	Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, the lenders from time to time party thereto, Citizens Bank N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.66	Sale and Contribution Agreement, dated as of July 26, 2019, between the Company and CAC Warehouse Funding LLC VIII (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.67	Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.68	First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, Citizens Bank, N.A., BMO Capital Markets Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.69	Amended and Restated Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.70	Loan and Security Agreement, dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.71	Backup Servicing Agreement, dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.72	Sale and Contribution Agreement, dated as of August 28, 2019, between the Company and Credit Acceptance Funding LLC 2019-2 (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.73	Amendment No. 3 to the Sixth Amended and Restated Loan and Security Agreement, dated as of August 16, 2019, among the Company, CAC Warehouse Funding Corporation II, the lenders from time to time party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.116 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).
4.74	Second Amended and Restated Backup Servicing Agreement, dated as of August 16, 2019, among the Company, CAC Warehouse Funding Corporation II and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).
4.75	Indenture dated as of November 21, 2019, between Credit Acceptance Auto Loan Trust 2019-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.76	Sale and Servicing Agreement, dated as of November 21, 2019, among the Company, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Funding LLC 2019-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.77	Backup Servicing Agreement, dated as of November 21, 2019, among the Company, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Auto Loan Trust 2019-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.78	Amended and Restated Trust Agreement, dated as of November 21, 2019, among Credit Acceptance Funding LLC 2019-3 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.79	Sale and Contribution Agreement, dated as of November 21, 2019, between the Company and Credit Acceptance Funding LLC 2019-3 (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed November 26, 2019).

4.80	Indenture, dated as of December 18, 2019, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed December 18, 2019).
4.81	Third Amendment to Loan and Security Agreement, dated as of December 19, 2019, among the Company, CAC Warehouse Funding LLC VII, Credit Suisse AG, New York Branch and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.125 to the Company’s Current Report on Form 8-K filed December 19, 2019).
4.82	Indenture, dated as of February 20, 2020, between Credit Acceptance Auto Loan Trust 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.83	Sale and Servicing Agreement, dated as of February 20, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Funding LLC 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.84	Backup Servicing Agreement, dated as of February 20, 2020, among the Company, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Auto Loan Trust 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.109 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.85	Amended and Restated Trust Agreement, dated as of February 20, 2020, among Credit Acceptance Funding LLC 2020-1, each of the initial members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.86	Sale and Contribution Agreement, dated as of February 20, 2020, between the Company and Credit Acceptance Funding LLC 2020-1 (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.87	Sixth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 30, 2020, by and among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.88	Amendment No. 4 to the Sixth Amended and Restated Loan and Security Agreement, dated as of June 25, 2020, among the Company, CAC Warehouse Funding Corporation II, the lenders from time to time party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.89	Fourth Amendment to Loan and Security Agreement, dated as of June 26, 2020, among the Company, CAC Warehouse Funding LLC VII, the lenders and managing agents from time to time party thereto and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.90	Indenture, dated as of July 23, 2020, between Credit Acceptance Auto Loan Trust 2020-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.116 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.91	Sale and Servicing Agreement, dated as of July 23, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Funding LLC 2020-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.92	Backup Servicing Agreement, dated as of July 23, 2020, among the Company, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Auto Loan Trust 2020-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.93	Amended and Restated Trust Agreement, dated as of July 23, 2020, among Credit Acceptance Funding LLC 2020-2, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.94	Sale and Contribution Agreement, dated as of July 23, 2020, between the Company and Credit Acceptance Funding LLC 2020-2 (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.95	Indenture, dated as of October 22, 2020, between Credit Acceptance Auto Loan Trust 2020-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed October 27, 2020).

4.96	Sale and Servicing Agreement, dated as of October 22, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Funding LLC 2020-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.97	Backup Servicing Agreement, dated as of October 22, 2020, among the Company, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Auto Loan Trust 2020-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.98	Amended and Restated Trust Agreement, dated as of October 22, 2020, among Credit Acceptance Funding LLC 2020-3, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.125 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.99	Sale and Contribution Agreement, dated as of October 22, 2020, between the Company and Credit Acceptance Funding LLC 2020-3 (incorporated by reference to Exhibit 4.126 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.100	Amended and Restated Intercreditor Agreement, dated October 22, 2020, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Funding LLC 2017-3, Credit Acceptance Funding LLC 2017-2, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Credit Acceptance Auto Loan Trust 2017-3, Credit Acceptance Auto Loan Trust 2017-2, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, National Association as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent, Citizens Bank, N.A., as agent, and Comerica Bank, as agent (incorporated by reference to Exhibit 4.127 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.101	Fifth Amendment to Loan and Security Agreement, dated as of December 16, 2020 among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.129 to the Company’s Current Report on Form 8-K filed December 18, 2020).
4.102	Seventh Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of December 15, 2020, by and among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.128 to the Company’s Current Report on Form 8-K filed December 18, 2020).
10.1	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10(q)(4) to the Company’s Current Report on Form 8-K filed February 28, 2007).*
10.2	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, April 6, 2009 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 10, 2009).*
10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(11) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*
10.4	Form of Board of Directors Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(12) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*
10.5	Restricted Stock Unit Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*
10.6	Restricted Stock Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*
10.7	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, March 26, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2012).*

10.8	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*
10.9	Shareholder Agreement, dated as of January 3, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed January 4, 2017).*
10.10	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).*
10.11	Amendment to Shareholder Agreement dated September 15, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).*
10.12	Amendment to Shareholder Agreement dated November 29, 2017, between the Company and Donald A. Foss.*
10.13	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).*
10.14	Form of Nonqualified Stock Option Agreement.* (1)
21	Schedule of Credit Acceptance Corporation Subsidiaries.(1)
23	Consent of Grant Thornton LLP.(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.(1)
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.(2)
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(2)
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.(2)
101(LAB)	Inline XBRL Taxonomy Label Linkbase Document.(2)
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(2)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to the Original 10-K Filing.
(2)	Submitted with the Original 10-K Filing.

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

CREDIT ACCEPTANCE CORPORATION

By:	/s/ BRETT A. ROBERTS
Brett A. Roberts
Chief Executive Officer

Date:	April 30, 2021