Form 10-Q
period 2021-06-30
CREDIT ACCEPTANCE CORP
filed 2021-07-29
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The number of shares of Common Stock, $.01 par value, outstanding on July 22, 2021 was 15,672,311.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	June 30, 2021	December 31, 2020
ASSETS:
Cash and cash equivalents	$383.5	$16.0
Restricted cash and cash equivalents	477.4	380.2
Restricted securities available for sale	69.3	66.1

Loans receivable	9,966.5	10,124.8
Allowance for credit losses	(3,198.4)	(3,336.9)
Loans receivable, net	6,768.1	6,787.9

Property and equipment, net	57.7	59.4
Income taxes receivable	17.9	147.0
Other assets	27.5	32.4
Total Assets	$7,801.4	$7,489.0

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$226.3	$186.7
Revolving secured line of credit	—	95.9
Secured financing	3,978.5	3,711.6
Senior notes	791.5	790.6
Mortgage note	10.1	10.5
Deferred income taxes, net	401.8	391.0
Income taxes payable	0.2	0.2
Total Liabilities	5,408.4	5,186.5

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 16,003,249 and 17,092,432 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	0.2	0.2
Paid-in capital	150.8	161.9
Retained earnings	2,241.1	2,138.8
Accumulated other comprehensive income	0.9	1.6
Total Shareholders' Equity	2,393.0	2,302.5
Total Liabilities and Shareholders' Equity	$7,801.4	$7,489.0

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Finance charges	$445.4	$378.2	$870.3	$740.1
Premiums earned	15.8	14.2	30.2	27.1
Other income	10.5	13.9	22.2	28.2
Total revenue	471.7	406.3	922.7	795.4
Costs and expenses:
Salaries and wages	38.4	48.8	87.7	93.8
General and administrative	16.9	14.6	63.0	29.6
Sales and marketing	14.9	18.2	32.1	37.3
Provision for credit losses	(30.5)	139.4	(9.2)	494.1
Interest	42.0	48.2	85.8	100.1
Provision for claims	10.3	9.3	19.3	18.1
Loss on extinguishment of debt	—	—	—	7.4
Total costs and expenses	92.0	278.5	278.7	780.4
Income before provision for income taxes	379.7	127.8	644.0	15.0
Provision for income taxes	91.1	31.4	153.3	2.4
Net income	$288.6	$96.4	$490.7	$12.6
Net income per share:
Basic	$17.19	$5.40	$28.99	$0.70
Diluted	$17.18	$5.40	$28.96	$0.70
Weighted average shares outstanding:
Basic	16,790,189	17,844,785	16,924,014	18,015,125
Diluted	16,794,279	17,847,050	16,944,900	18,035,167

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$288.6	$96.4	$490.7	$12.6
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	—	1.2	(0.7)	1.1
Other comprehensive gain (loss)	—	1.2	(0.7)	1.1
Comprehensive income	$288.6	$97.6	$490.0	$13.7

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended June 30, 2021
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	16,710,422	$0.2	$161.7	$2,207.0	$0.9	$2,369.8
Net income	—	—	—	288.6	—	288.6
Stock-based compensation	—	—	(10.9)	—	—	(10.9)
Restricted stock forfeitures	(109,010)	—	—	—	—	—
Repurchase of common stock	(598,163)	—	—	(254.5)	—	(254.5)
Balance, end of period	16,003,249	$0.2	$150.8	$2,241.1	$0.9	$2,393.0

(Dollars in millions)	For the Three Months Ended June 30, 2020
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	17,649,478	$0.2	$157.5	$1,807.7	$0.7	$1,966.1
Net income	—	—	—	96.4	—	96.4
Other comprehensive loss	—	—	—	—	1.2	1.2
Stock-based compensation	—	—	1.4	—	—	1.4
Restricted stock forfeitures	(8)	—	—	—	—	—
Balance, end of period	17,649,470	$0.2	$158.9	$1,904.1	$1.9	$2,065.1

(Dollars in millions)	For the Six Months Ended June 30, 2021
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	17,092,432	$0.2	$161.9	$2,138.8	$1.6	$2,302.5
Net income	—	—	—	490.7	—	490.7
Other comprehensive gain	—	—	—	—	(0.7)	(0.7)
Stock-based compensation	—	—	(9.8)	—	—	(9.8)
Restricted stock forfeitures	(109,028)	—	—	—	—	—
Repurchase of common stock	(991,571)	—	(1.3)	(388.4)	—	(389.7)
Restricted stock units converted to common stock	11,416	—	—	—	—	—
Balance, end of period	16,003,249	$0.2	$150.8	$2,241.1	$0.9	$2,393.0

(Dollars in millions)	For the Six Months Ended June 30, 2020
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,352,779	$0.2	$157.7	$2,196.6	$0.8	$2,355.3
Net income	—	—	—	12.6	—	12.6
Other comprehensive gain	—	—	—	—	1.1	1.1
Stock-based compensation	—	—	3.2	—	—	3.2
Restricted stock forfeitures	(60)	—	—	—	—	—
Repurchase of common stock	(725,220)	—	(2.0)	(305.1)	—	(307.1)
Restricted stock units converted to common stock	21,971	—	—	—	—	—
Balance, end of period	17,649,470	$0.2	$158.9	$1,904.1	$1.9	$2,065.1

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$490.7	$12.6
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	(9.2)	494.1
Depreciation	4.8	4.0
Amortization	8.1	7.3
Provision (benefit) for deferred income taxes	11.0	(30.6)
Stock-based compensation	(9.8)	3.2
Loss on extinguishment of debt	—	7.4
Other	(0.2)	(0.4)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	40.4	(24.7)
Decrease in income taxes receivable	129.1	29.9
Decrease in other assets	3.6	3.5
Net cash provided by operating activities	668.5	506.3
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(25.2)	(29.5)
Proceeds from sale of restricted securities available for sale	6.1	13.0
Maturities of restricted securities available for sale	14.8	9.5
Principal collected on Loans receivable	1,966.5	1,599.0
Advances to Dealers	(1,158.7)	(1,232.1)
Purchases of Consumer Loans	(672.8)	(828.3)
Accelerated payments of Dealer Holdback	(26.6)	(22.9)
Payments of Dealer Holdback	(79.4)	(74.4)
Purchases of property and equipment	(3.1)	(6.3)
Net cash provided by (used in) in investing activities	21.6	(572.0)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	994.2	2,884.7
Repayments under revolving secured line of credit	(1,090.1)	(2,724.2)
Proceeds from secured financing	1,379.8	1,368.5
Repayments of secured financing	(1,108.0)	(871.6)
Repayment of senior notes	—	(401.8)
Payments of debt issuance costs and debt extinguishment costs	(11.2)	(8.9)
Repurchase of common stock	(389.7)	(307.1)
Other	(0.4)	(0.4)
Net cash used in financing activities	(225.4)	(60.8)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	464.7	(126.5)
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	396.2	517.7
Cash and cash equivalents and restricted cash and cash equivalents end of period	$860.9	$391.2
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$78.3	$102.3
Cash paid during the period for income taxes	$67.9	$0.8

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2021 for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 16.

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consumer Loan Assignment Volume	2021	2020	2021	2020
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	92.7%	95.6%	93.6%	96.1%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2020	64.9%	35.1%	60.5%	39.5%
June 30, 2020	62.5%	37.5%	59.1%	40.9%
September 30, 2020	64.1%	35.9%	60.9%	39.1%
December 31, 2020	65.3%	34.7%	62.7%	37.3%
March 31, 2021	65.4%	34.6%	62.7%	37.3%
June 30, 2021	66.9%	33.1%	64.0%	36.0%
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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of June 30, 2021 and December 31, 2020, we had $382.4 million and $15.7 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of June 30, 2021 and December 31, 2020, we had $474.2 million and $376.9 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$383.5	$16.0	$8.5	$187.4
Restricted cash and cash equivalents	477.4	380.2	382.7	330.3
Total cash and cash equivalents and restricted cash and cash equivalents	$860.9	$396.2	$391.2	$517.7

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

Methodology Changes. On January 1, 2020, we adopted CECL, which changed our accounting policies for Loans. During the first quarter of 2020, we reduced forecasted collection rates to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. For additional information, see Note 6. For the three and six months ended June 30, 2021 and 2020, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of June 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$383.5	$383.5	$16.0	$16.0
Restricted cash and cash equivalents	477.4	477.4	380.2	380.2
Restricted securities available for sale	69.3	69.3	66.1	66.1
Loans receivable, net	6,768.1	7,067.2	6,787.9	7,216.4
Liabilities
Revolving secured line of credit	$—	$—	$95.9	$95.9
Secured financing	3,978.5	4,042.4	3,711.6	3,793.9
Senior notes	791.5	839.1	790.6	842.0
Mortgage note	10.1	10.1	10.5	10.5

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of June 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$383.5	$—	$—	$383.5
Restricted cash and cash equivalents (1)	477.4	—	—	477.4
Restricted securities available for sale (2)	56.4	12.9	—	69.3
Loans receivable, net (1)	—	—	7,067.2	7,067.2
Liabilities
Revolving secured line of credit (1)	$—	$—	$—	$—
Secured financing (1)	—	4,042.4	—	4,042.4
Senior notes (1)	839.1	—	—	839.1
Mortgage note (1)	—	10.1	—	10.1

(In millions)	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$16.0	$—	$—	$16.0
Restricted cash and cash equivalents (1)	380.2	—	—	380.2
Restricted securities available for sale (2)	52.8	13.3	—	66.1
Loans receivable, net (1)	—	—	7,216.4	7,216.4
Liabilities
Revolving secured line of credit (1)	$—	$95.9	$—	$95.9
Secured financing (1)	—	3,793.9	—	3,793.9
Senior notes (1)	842.0	—	—	842.0
Mortgage note (1)	—	10.5	—	10.5

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$33.1	$0.7	$(0.1)	$33.7
U.S. Government and agency securities	22.3	0.4	—	22.7
Asset-backed securities	12.4	0.1	—	12.5
Mortgage-backed securities	0.4	—	—	0.4
Total restricted securities available for sale	$68.2	$1.2	$(0.1)	$69.3

(In millions)	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$31.3	$1.1	$—	$32.4
U.S. Government and agency securities	19.7	0.7	—	20.4
Asset-backed securities	12.7	0.2	—	12.9
Mortgage-backed securities	0.4	—	—	0.4
Total restricted securities available for sale	$64.1	$2.0	$—	$66.1

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of June 30, 2021
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$10.8	$(0.1)	$0.7	$—	$11.5	$(0.1)
U.S. Government and agency securities	4.5	—	—	—	4.5	—
Asset-backed securities	3.9	—	—	—	3.9	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$19.2	$(0.1)	$0.7	$—	$19.9	$(0.1)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2020
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$2.2	$—	$—	$—	$2.2	$—
U.S. Government and agency securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$2.2	$—	$—	$—	$2.2	$—

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

(In millions)	As of
	June 30, 2021		December 31, 2020
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$3.7	$3.7	$1.1	$1.1
Over one year to five years	62.2	63.3	58.1	60.0
Over five years to ten years	2.1	2.1	4.7	4.8
Over ten years	0.2	0.2	0.2	0.2
Total restricted securities available for sale	$68.2	$69.3	$64.1	$66.1

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of June 30, 2021
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,869.3	$4,097.2	$9,966.5
Allowance for credit losses	(1,733.4)	(1,465.0)	(3,198.4)
Loans receivable, net	$4,135.9	$2,632.2	$6,768.1

(In millions)	As of December 31, 2020
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,869.6	$4,255.2	$10,124.8
Allowance for credit losses	(1,702.1)	(1,634.8)	(3,336.9)
Loans receivable, net	$4,167.5	$2,620.4	$6,787.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended June 30, 2021
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,933.5	$4,224.5	$10,158.0	$(1,727.6)	$(1,555.1)	$(3,282.7)	$4,205.9	$2,669.4	$6,875.3
Finance charges	351.7	286.4	638.1	(103.1)	(89.6)	(192.7)	248.6	196.8	445.4
Provision for credit losses	—	—	—	27.2	3.3	30.5	27.2	3.3	30.5
New Consumer Loan assignments (1)	511.6	287.6	799.2	—	—	—	511.6	287.6	799.2
Collections (2)	(897.4)	(543.6)	(1,441.0)	—	—	—	(897.4)	(543.6)	(1,441.0)
Accelerated Dealer Holdback payments	16.2	—	16.2	—	—	—	16.2	—	16.2
Dealer Holdback payments	40.4	—	40.4	—	—	—	40.4	—	40.4
Transfers (3)	(26.3)	26.3	—	7.6	(7.6)	—	(18.7)	18.7	—
Write-offs	(63.4)	(184.6)	(248.0)	63.4	184.6	248.0	—	—	—
Recoveries (4)	0.9	0.6	1.5	(0.9)	(0.6)	(1.5)	—	—	—
Deferral of Loan origination costs	2.1	—	2.1	—	—	—	2.1	—	2.1
Balance, end of period	$5,869.3	$4,097.2	$9,966.5	$(1,733.4)	$(1,465.0)	$(3,198.4)	$4,135.9	$2,632.2	$6,768.1

	For the Three Months Ended June 30, 2020
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,677.7	$4,181.3	$9,859.0	$(1,532.3)	$(1,708.2)	$(3,240.5)	$4,145.4	$2,473.1	$6,618.5
Finance charges	323.7	240.2	563.9	(91.0)	(94.7)	(185.7)	232.7	145.5	378.2
Provision for credit losses	—	—	—	(61.1)	(78.3)	(139.4)	(61.1)	(78.3)	(139.4)
New Consumer Loan assignments (1)	594.0	411.1	1,005.1	—	—	—	594.0	411.1	1,005.1
Collections (2)	(756.3)	(407.9)	(1,164.2)	—	—	—	(756.3)	(407.9)	(1,164.2)
Accelerated Dealer Holdback payments	11.5	—	11.5	—	—	—	11.5	—	11.5
Dealer Holdback payments	37.8	—	37.8	—	—	—	37.8	—	37.8
Transfers (3)	(29.0)	29.0	—	9.9	(9.9)	—	(19.1)	19.1	—
Write-offs	(51.2)	(169.0)	(220.2)	51.2	169.0	220.2	—	—	—
Recoveries (4)	0.3	0.4	0.7	(0.3)	(0.4)	(0.7)	—	—	—
Deferral of Loan origination costs	2.3	—	2.3	—	—	—	2.3	—	2.3
Balance, end of period	$5,810.8	$4,285.1	$10,095.9	$(1,623.6)	$(1,722.5)	$(3,346.1)	$4,187.2	$2,562.6	$6,749.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	For the Six Months Ended June 30, 2021
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,869.6	$4,255.2	$10,124.8	$(1,702.1)	$(1,634.8)	$(3,336.9)	$4,167.5	$2,620.4	$6,787.9
Finance charges	695.9	561.6	1,257.5	(204.8)	(182.4)	(387.2)	491.1	379.2	870.3
Provision for credit losses	—	—	—	27.3	(18.1)	9.2	27.3	(18.1)	9.2
New Consumer Loan assignments (1)	1,158.7	672.8	1,831.5	—	—	—	1,158.7	672.8	1,831.5
Collections (2)	(1,773.2)	(1,067.9)	(2,841.1)	—	—	—	(1,773.2)	(1,067.9)	(2,841.1)
Accelerated Dealer Holdback payments	26.6	—	26.6	—	—	—	26.6	—	26.6
Dealer Holdback payments	79.4	—	79.4	—	—	—	79.4	—	79.4
Transfers (3)	(66.9)	66.9	—	21.1	(21.1)	—	(45.8)	45.8	—
Write-offs	(126.2)	(392.6)	(518.8)	126.2	392.6	518.8	—	—	—
Recoveries (4)	1.1	1.2	2.3	(1.1)	(1.2)	(2.3)	—	—	—
Deferral of Loan origination costs	4.3	—	4.3	—	—	—	4.3	—	4.3
Balance, end of period	$5,869.3	$4,097.2	$9,966.5	$(1,733.4)	$(1,465.0)	$(3,198.4)	$4,135.9	$2,632.2	$6,768.1

	For the Six Months Ended June 30, 2020
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,623.3	$2,597.9	$7,221.2	$(428.0)	$(108.0)	$(536.0)	$4,195.3	$2,489.9	$6,685.2
Adoption of CECL (5)	940.2	1,523.4	2,463.6	(940.2)	(1,523.4)	(2,463.6)	—	—	—
Finance charges	635.5	462.2	1,097.7	(174.7)	(182.9)	(357.6)	460.8	279.3	740.1
Provision for credit losses	—	—	—	(229.2)	(264.9)	(494.1)	(229.2)	(264.9)	(494.1)
New Consumer Loan assignments (1)	1,232.1	828.3	2,060.4	—	—	—	1,232.1	828.3	2,060.4
Collections (2)	(1,532.9)	(810.7)	(2,343.6)	—	—	—	(1,532.9)	(810.7)	(2,343.6)
Accelerated Dealer Holdback payments	22.9	—	22.9	—	—	—	22.9	—	22.9
Dealer Holdback payments	74.4	—	74.4	—	—	—	74.4	—	74.4
Transfers (3)	(60.3)	60.3	—	19.6	(19.6)	—	(40.7)	40.7	—
Write-offs	(129.5)	(377.0)	(506.5)	129.5	377.0	506.5	—	—	—
Recoveries (4)	0.6	0.7	1.3	(0.6)	(0.7)	(1.3)	—	—	—
Deferral of Loan origination costs	4.5	—	4.5	—	—	—	4.5	—	4.5
Balance, end of period	$5,810.8	$4,285.1	$10,095.9	$(1,623.6)	$(1,722.5)	$(3,346.1)	$4,187.2	$2,562.6	$6,749.8

(1)The Dealer Loans amount represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program. The Purchased Loans amount represents one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.
(2)Represents repayments that we collected on Consumer Loans assigned under our programs.
(3)Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance and related allowance for credit losses balance to Purchased Loans in the period this forfeiture occurs.
(4)The Dealer Loans amount represents net cash flows received (collections less any related Dealer Holdback payments) on Dealer Loans that were previously written off in full. The Purchased Loans amount represents collections received on Purchased Loans that were previously written off in full.
(5)Represents the gross-up of Loans receivable and allowance for credit losses on January 1, 2020 upon the adoption of CECL for the present value of the difference between contractual future net cash flows and expected future net cash flows discounted at the effective interest rate.

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

(In millions)	For the Three Months Ended June 30, 2021
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$36.5	$55.1	$91.6
Forecast changes	(63.7)	(58.4)	(122.1)
Total	$(27.2)	$(3.3)	$(30.5)

(In millions)	For the Three Months Ended June 30, 2020
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$60.9	$93.3	$154.2
Forecast changes	0.2	(15.0)	(14.8)
Total	$61.1	$78.3	$139.4

(In millions)	For the Six Months Ended June 30, 2021
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$91.2	$132.2	$223.4
Forecast changes	(118.5)	(114.1)	(232.6)
Total	$(27.3)	$18.1	$(9.2)

(In millions)	For the Six Months Ended June 30, 2020
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$125.7	$186.4	$312.1
Forecast changes	103.5	78.5	182.0
Total	$229.2	$264.9	$494.1

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

(In millions)	For the Three Months Ended June 30, 2021
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$802.8	$607.1	$1,409.9
Expected net cash flows at the time of assignment (2)	724.6	405.1	1,129.7
Loans receivable at the time of assignment (3)	511.6	287.6	799.2

Provision for credit losses expense at the time of assignment	$(36.5)	$(55.1)	$(91.6)
Expected future finance charges at the time of assignment (4)	249.5	172.6	422.1
Expected net Loan income at the time of assignment (5)	$213.0	$117.5	$330.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended June 30, 2020
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$950.7	$924.0	$1,874.7
Expected net cash flows at the time of assignment (2)	840.5	581.4	1,421.9
Loans receivable at the time of assignment (3)	594.0	411.1	1,005.1

Provision for credit losses expense at the time of assignment	$(60.9)	$(93.3)	$(154.2)
Expected future finance charges at the time of assignment (4)	307.4	263.6	571.0
Expected net Loan income at the time of assignment (5)	$246.5	$170.3	$416.8

(In millions)	For the Six Months Ended June 30, 2021
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,820.3	$1,439.2	$3,259.5
Expected net cash flows at the time of assignment (2)	1,636.0	949.4	2,585.4
Loans receivable at the time of assignment (3)	1,158.7	672.8	1,831.5

Provision for credit losses expense at the time of assignment	$(91.2)	$(132.2)	$(223.4)
Expected future finance charges at the time of assignment (4)	568.5	408.8	977.3
Expected net Loan income at the time of assignment (5)	$477.3	$276.6	$753.9

(In millions)	For the Six Months Ended June 30, 2020
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,964.2	$1,835.6	$3,799.8
Expected net cash flows at the time of assignment (2)	1,738.1	1,158.2	2,896.3
Loans receivable at the time of assignment (3)	1,232.1	828.3	2,060.4

Provision for credit losses expense at the time of assignment	$(125.7)	$(186.4)	$(312.1)
Expected future finance charges at the time of assignment (4)	631.7	516.3	1,148.0
Expected net Loan income at the time of assignment (5)	$506.0	$329.9	$835.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended June 30, 2021
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,737.4	$4,022.1	$9,759.5
New Consumer Loan assignments (1)	724.6	405.1	1,129.7
Realized net cash flows (2)	(840.8)	(543.6)	(1,384.4)
Forecast changes	32.9	71.6	104.5
Transfers (3)	(27.6)	29.5	1.9
Balance, end of period	$5,626.5	$3,984.7	$9,611.2

(In millions)	For the Three Months Ended June 30, 2020
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,638.8	$3,505.1	$9,143.9
New Consumer Loan assignments (1)	840.5	581.4	1,421.9
Realized net cash flows (2)	(707.0)	(407.9)	(1,114.9)
Forecast changes	(0.1)	24.5	24.4
Transfers (3)	(27.0)	28.5	1.5
Balance, end of period	$5,745.2	$3,731.6	$9,476.8

(In millions)	For the Six Months Ended June 30, 2021
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,664.3	$3,880.1	$9,544.4
New Consumer Loan assignments (1)	1,636.0	949.4	2,585.4
Realized net cash flows (2)	(1,667.2)	(1,067.9)	(2,735.1)
Forecast changes	59.6	152.3	211.9
Transfers (3)	(66.2)	70.8	4.6
Balance, end of period	$5,626.5	$3,984.7	$9,611.2

(In millions)	For the Six Months Ended June 30, 2020
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,577.0	$3,428.2	$9,005.2
New Consumer Loan assignments (1)	1,738.1	1,158.2	2,896.3
Realized net cash flows (2)	(1,435.6)	(810.7)	(2,246.3)
Forecast changes	(76.0)	(106.1)	(182.1)
Transfers (3)	(58.3)	62.0	3.7
Balance, end of period	$5,745.2	$3,731.6	$9,476.8

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

The following table compares our forecast of Consumer Loan collection rates as of June 30, 2021 with the forecasts as of March 31, 2021, December 31, 2020 and at the time of assignment, segmented by year of assignment:

	Total Loans as of June 30, 2021
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2021	March 31, 2021	December 31, 2020	Initial Forecast	March 31, 2021	December 31, 2020	Initial Forecast
2012	73.8%	73.8%	73.8%	71.4%	0.0%	0.0%	2.4%
2013	73.4%	73.4%	73.4%	72.0%	0.0%	0.0%	1.4%
2014	71.6%	71.6%	71.6%	71.8%	0.0%	0.0%	-0.2%
2015	65.2%	65.2%	65.2%	67.7%	0.0%	0.0%	-2.5%
2016	63.7%	63.6%	63.6%	65.4%	0.1%	0.1%	-1.7%
2017	64.4%	64.2%	64.1%	64.0%	0.2%	0.3%	0.4%
2018	64.7%	64.3%	64.0%	63.6%	0.4%	0.7%	1.1%
2019	65.8%	65.1%	64.4%	64.0%	0.7%	1.4%	1.8%
2020	67.0%	66.1%	64.8%	63.4%	0.9%	2.2%	3.6%
2021	65.8%	64.8%	—	65.7%	1.0%	—	0.1%

	Dealer Loans as of June 30, 2021
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2021	March 31, 2021	December 31, 2020	Initial Forecast	March 31, 2021	December 31, 2020	Initial Forecast
2012	73.6%	73.6%	73.6%	71.3%	0.0%	0.0%	2.3%
2013	73.3%	73.3%	73.4%	72.1%	0.0%	-0.1%	1.2%
2014	71.5%	71.5%	71.5%	71.9%	0.0%	0.0%	-0.4%
2015	64.5%	64.5%	64.5%	67.5%	0.0%	0.0%	-3.0%
2016	62.9%	62.9%	62.8%	65.1%	0.0%	0.1%	-2.2%
2017	63.7%	63.5%	63.4%	63.8%	0.2%	0.3%	-0.1%
2018	64.2%	63.8%	63.5%	63.6%	0.4%	0.7%	0.6%
2019	65.4%	64.7%	64.1%	63.9%	0.7%	1.3%	1.5%
2020	66.6%	65.7%	64.5%	63.3%	0.9%	2.1%	3.3%
2021	65.6%	64.7%	—	65.7%	0.9%	—	-0.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Purchased Loans as of June 30, 2021
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2021	March 31, 2021	December 31, 2020	Initial Forecast	March 31, 2021	December 31, 2020	Initial Forecast
2012	75.9%	75.9%	75.9%	71.4%	0.0%	0.0%	4.5%
2013	74.3%	74.3%	74.3%	71.6%	0.0%	0.0%	2.7%
2014	72.5%	72.5%	72.4%	70.9%	0.0%	0.1%	1.6%
2015	68.9%	68.9%	68.8%	68.5%	0.0%	0.1%	0.4%
2016	65.8%	65.8%	65.8%	66.5%	0.0%	0.0%	-0.7%
2017	65.9%	65.7%	65.6%	64.6%	0.2%	0.3%	1.3%
2018	65.9%	65.4%	65.1%	63.5%	0.5%	0.8%	2.4%
2019	66.4%	65.8%	65.1%	64.2%	0.6%	1.3%	2.2%
2020	67.5%	66.8%	65.4%	63.6%	0.7%	2.1%	3.9%
2021	66.0%	65.0%	—	65.6%	1.0%	—	0.4%

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

We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of June 30, 2021 and December 31, 2020, segmented by year of assignment:

(In millions)	Total Loans as of June 30, 2021 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$31.6	$10.7	$77.9	$132.3	$252.5
2017	194.3	59.5	215.7	16.8	486.3
2018	720.9	222.3	435.3	3.3	1,381.8
2019	1,595.2	486.0	574.8	0.2	2,656.2
2020	2,306.9	554.7	265.1	0.1	3,126.8
2021	1,850.4	206.7	5.8	—	2,062.9
	$6,699.3	$1,539.9	$1,574.6	$152.7	$9,966.5

(In millions)	Dealer Loans as of June 30, 2021 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$11.9	$4.0	$30.9	$97.8	$144.6
2017	96.9	29.7	107.2	11.5	245.3
2018	373.6	112.7	218.2	2.2	706.7
2019	800.1	235.2	279.0	0.1	1,314.4
2020	1,512.3	355.0	168.7	0.1	2,036.1
2021	1,276.5	141.8	3.9	—	1,422.2
	$4,071.3	$878.4	$807.9	$111.7	$5,869.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Purchased Loans as of June 30, 2021 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$19.7	$6.7	$47.0	$34.5	$107.9
2017	97.4	29.8	108.5	5.3	241.0
2018	347.3	109.6	217.1	1.1	675.1
2019	795.1	250.8	295.8	0.1	1,341.8
2020	794.6	199.7	96.4	—	1,090.7
2021	573.9	64.9	1.9	—	640.7
	$2,628.0	$661.5	$766.7	$41.0	$4,097.2

(In millions)	Total Loans as of December 31, 2020 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$4.8	$2.2	$16.1	$99.0	$122.1
2016	73.5	29.1	119.3	41.7	263.6
2017	320.9	121.0	277.5	7.2	726.6
2018	962.8	374.6	513.9	1.0	1,852.3
2019	1,985.2	745.6	610.8	—	3,341.6
2020	3,002.0	663.8	152.8	—	3,818.6
	$6,349.2	$1,936.3	$1,690.4	$148.9	$10,124.8

(In millions)	Dealer Loans as of December 31, 2020 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$2.1	$1.0	$7.9	$76.1	$87.1
2016	31.9	12.3	55.7	31.1	131.0
2017	170.5	62.7	143.3	5.1	381.6
2018	523.3	197.5	267.4	0.7	988.9
2019	1,046.9	383.5	310.2	—	1,740.6
2020	2,009.5	433.1	97.8	—	2,540.4
	$3,784.2	$1,090.1	$882.3	$113.0	$5,869.6

(In millions)	Purchased Loans as of December 31, 2020 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$2.7	$1.2	$8.2	$22.9	$35.0
2016	41.6	16.8	63.6	10.6	132.6
2017	150.4	58.3	134.2	2.1	345.0
2018	439.5	177.1	246.5	0.3	863.4
2019	938.3	362.1	300.6	—	1,601.0
2020	992.5	230.7	55.0	—	1,278.2
	$2,565.0	$846.2	$808.1	$35.9	$4,255.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the current period. While the adjustment to our forecast, which we continued to apply through the second quarter of 2021, represents our best estimate at this time, the COVID-19 pandemic has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio.

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net assumed written premiums	$15.1	$17.3	$33.8	$34.6
Net premiums earned	15.8	14.2	30.2	27.1
Provision for claims	10.3	9.3	19.3	18.1
Amortization of capitalized acquisition costs	0.4	0.2	0.8	0.6

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	June 30, 2021	December 31, 2020
Trust assets	Restricted cash and cash equivalents	$0.7	$0.7
Trust assets	Restricted securities available for sale	69.3	66.1
Unearned premium	Accounts payable and accrued liabilities	52.1	48.5
Claims reserve (1)	Accounts payable and accrued liabilities	2.5	2.3

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Ancillary product profit sharing	$7.2	$10.0	$15.4	$18.2
Remarketing fees	1.9	1.8	4.1	4.6
Dealer enrollment fees	0.7	0.9	1.1	1.8
Dealer support products and services	0.3	0.5	0.7	1.0
Interest	0.4	0.5	0.7	2.2
Other	—	0.2	0.2	0.4
Total	$10.5	$13.9	$22.2	$28.2

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

Dealer enrollment fees include fees from Dealers that enrolled in our Portfolio Program prior to August 5, 2019. Depending on the enrollment option selected by the Dealer, Dealers may have enrolled by paying us an upfront, one-time fee, or by agreeing to allow us to retain 50% of their accelerated Dealer Holdback payment(s) on the first 100 Consumer Loan assignments. For additional information regarding program enrollment, see Note 2 to the consolidated financial statements. A portion of the $9,850 upfront, one-time fee is considered to be Dealer support products and services revenue. The remaining portion of the $9,850 fee is considered to be a Dealer enrollment fee, which is amortized on a straight-line basis over the estimated life of the Dealer relationship. The 50% portion of the accelerated Dealer Holdback payment(s) on the first 100 Consumer Loan assignments is also considered to be a Dealer enrollment fee. We do not recognize any of this Dealer enrollment fee until the Dealer has met the eligibility requirements to receive the accelerated Dealer Holdback payment(s) and the amount(s) of the payment(s), if any, have been calculated. Once the accelerated Dealer Holdback payment(s) have been calculated, we defer the 50% portion that we keep and recognize it on a straight-line basis over the remaining estimated life of the Dealer relationship. Beginning August 5, 2019, Dealers may enroll in our Portfolio Program without incurring an enrollment fee.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended June 30, 2021
	Ancillary product profit sharing	Remarketing fees	Dealer enrollment fees	Dealer support products and services	Interest	Other	Total Other Income
Source of income
Third Party Providers	$7.2	$—	$—	$—	$0.4	$—	$7.6
Dealers	—	1.9	0.7	0.3	—	—	2.9
Total	$7.2	$1.9	$0.7	$0.3	$0.4	$—	$10.5

Timing of revenue recognition
Over time	$7.2	$—	$0.7	$—	$0.4	$—	$8.3
At a point in time	—	1.9	—	0.3	—	—	2.2
Total	$7.2	$1.9	$0.7	$0.3	$0.4	$—	$10.5

(In millions)	For the Six Months Ended June 30, 2021
	Ancillary product profit sharing	Remarketing fees	Dealer enrollment fees	Dealer support products and services	Interest	Other	Total Other Income
Source of income
Third Party Providers	$15.4	$—	$—	$—	$0.7	$0.2	$16.3
Dealers	—	4.1	1.1	0.7	—	—	5.9
Total	$15.4	$4.1	$1.1	$0.7	$0.7	$0.2	$22.2

Timing of revenue recognition
Over time	$15.4	$—	$1.1	$—	$0.7	$—	$17.2
At a point in time	—	4.1	—	0.7	—	0.2	5.0
Total	$15.4	$4.1	$1.1	$0.7	$0.7	$0.2	$22.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
9.           DEBT

Debt consists of the following:

(In millions)	As of June 30, 2021
	Principal Outstanding	Unamortized Debt Issuance Costs	Carrying Amount
Revolving secured line of credit (1)	$—	$—	$—
Secured financing (2)	4,000.4	(21.9)	3,978.5
Senior notes	800.0	(8.5)	791.5
Mortgage note	10.1	—	10.1
Total debt	$4,810.5	$(30.4)	$4,780.1

(In millions)	As of December 31, 2020
	Principal Outstanding	Unamortized Debt Issuance Costs	Carrying Amount
Revolving secured line of credit (1)	$95.9	$—	$95.9
Secured financing (2)	3,728.7	(17.1)	3,711.6
Senior notes	800.0	(9.4)	790.6
Mortgage note	10.5	—	10.5
Total debt	$4,635.1	$(26.5)	$4,608.6

(1)Excludes deferred debt issuance costs of $2.5 million and $3.2 million as of June 30, 2021 and December 31, 2020, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of June 30, 2021 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount		Interest Rate Basis as of June 30, 2021
Revolving Secured Line of Credit	n/a	06/22/2023		$340.0	(1)	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	04/30/2024	(3)	400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	11/17/2023	(3)	300.0		LIBOR plus 210 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/18/2023	(5)	125.0		LIBOR plus 225 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2022	(3)	75.0		LIBOR plus 200 basis points
Warehouse Facility VII (2)	CAC Warehouse Funding LLC VII	12/16/2021	(6)	150.0		Commercial paper rate plus 200 basis points (4)
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	07/26/2022	(3)	200.0		LIBOR plus 190 basis points (4)
Term ABS 2018-2 (2)	Credit Acceptance Funding LLC 2018-2	05/15/2020	(3)	450.0		Fixed rate
Term ABS 2018-3 (2)	Credit Acceptance Funding LLC 2018-3	08/17/2020	(3)	398.3		Fixed rate
Term ABS 2019-1 (2)	Credit Acceptance Funding LLC 2019-1	02/15/2021	(3)	402.5		Fixed rate
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/2022	(7)	500.0		Fixed rate
Term ABS 2019-3 (2)	Credit Acceptance Funding LLC 2019-3	11/15/2021	(3)	351.7		Fixed rate
Term ABS 2020-1 (2)	Credit Acceptance Funding LLC 2020-1	02/15/2022	(3)	500.0		Fixed rate
Term ABS 2020-2 (2)	Credit Acceptance Funding LLC 2020-2	07/15/2022	(3)	481.8		Fixed rate
Term ABS 2020-3 (2)	Credit Acceptance Funding LLC 2020-3	10/17/2022	(3)	600.0		Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/15/2023	(3)	100.0		LIBOR plus 198.5 basis points (4)
Term ABS 2021-2 (2)	Credit Acceptance Funding LLC 2021-2	02/15/2023	(3)	500.0		Fixed rate
Term ABS 2021-3 (2)	Credit Acceptance Funding LLC 2021-3	05/15/2023	(3)	450.0		Fixed rate
2024 Senior Notes	n/a	12/31/2024		400.0		Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0		Fixed rate
Mortgage Note (2)	Chapter 4 Properties, LLC	08/06/2023		12.0		LIBOR plus 150 basis points

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revolving Secured Line of Credit
Maximum outstanding principal balance	$129.4	$296.6	$216.0	$296.6
Average outstanding principal balance	11.0	148.8	39.8	117.0
Warehouse Facility II
Maximum outstanding principal balance	201.0	201.0	201.0	201.0
Average outstanding principal balance	4.4	201.0	23.5	110.7
Warehouse Facility IV
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility V
Maximum outstanding principal balance	—	75.0	—	75.0
Average outstanding principal balance	—	50.5	—	29.4
Warehouse Facility VI
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility VII
Maximum outstanding principal balance	—	125.0	—	125.0
Average outstanding principal balance	—	100.5	—	61.1
Warehouse Facility VIII
Maximum outstanding principal balance	—	149.0	—	149.0
Average outstanding principal balance	—	69.9	—	38.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2021	December 31, 2020
Revolving Secured Line of Credit
Principal balance outstanding	$—	$95.9
Amount available for borrowing (1)	340.0	244.1
Interest rate	—%	2.02%
Warehouse Facility II
Principal balance outstanding	$—	$75.0
Amount available for borrowing (1)	400.0	325.0
Loans pledged as collateral	—	91.8
Restricted cash and cash equivalents pledged as collateral	1.0	3.0
Interest rate	—%	1.90%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	125.0	125.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	150.0	150.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2017-3
Principal balance outstanding	$—	$70.9
Loans pledged as collateral	—	215.8
Restricted cash and cash equivalents pledged as collateral	—	23.2
Interest rate	—%	3.41%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2018-1
Principal balance outstanding	$—	$196.4
Loans pledged as collateral	—	394.1
Restricted cash and cash equivalents pledged as collateral	—	36.2
Interest rate	—%	3.61%
Term ABS 2018-2
Principal balance outstanding	$96.7	$254.3
Loans pledged as collateral	305.9	410.0
Restricted cash and cash equivalents pledged as collateral	36.1	34.6
Interest rate	4.11%	3.85%
Term ABS 2018-3
Principal balance outstanding	$141.9	$296.1
Loans pledged as collateral	306.7	408.8
Restricted cash and cash equivalents pledged as collateral	34.1	32.9
Interest rate	3.98%	3.78%
Term ABS 2019-1
Principal balance outstanding	$278.3	$402.5
Loans pledged as collateral	393.4	482.3
Restricted cash and cash equivalents pledged as collateral	39.5	35.4
Interest rate	3.61%	3.53%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	578.6	575.4
Restricted cash and cash equivalents pledged as collateral	52.4	41.2
Interest rate	3.13%	3.13%
Term ABS 2019-3
Principal balance outstanding	$351.7	$351.7
Loans pledged as collateral	410.1	420.9
Restricted cash and cash equivalents pledged as collateral	37.7	30.8
Interest rate	2.56%	2.56%
Term ABS 2020-1
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	619.9	749.3
Restricted cash and cash equivalents pledged as collateral	55.3	48.8
Interest rate	2.18%	2.18%
Term ABS 2020-2
Principal balance outstanding	$481.8	$481.8
Loans pledged as collateral	585.2	606.6
Restricted cash and cash equivalents pledged as collateral	50.4	41.1
Interest rate	1.65%	1.65%
Term ABS 2020-3
Principal balance outstanding	$600.0	$600.0
Loans pledged as collateral	719.3	759.1
Restricted cash and cash equivalents pledged as collateral	59.4	49.3
Interest rate	1.44%	1.44%
Term ABS 2021-1
Principal balance outstanding	$100.0	$—
Loans pledged as collateral	156.0	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Restricted cash and cash equivalents pledged as collateral	10.8	—
Interest rate	2.07%	—%
Term ABS 2021-2
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	702.0	—
Restricted cash and cash equivalents pledged as collateral	52.7	—
Interest rate	1.12%	—%
Term ABS 2021-3
Principal balance outstanding	$450.0	$—
Loans pledged as collateral	632.7	—
Restricted cash and cash equivalents pledged as collateral	44.3	—
Interest rate	1.14%	—%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
Mortgage Note
Principal balance outstanding	$10.1	$10.5
Interest rate	1.59%	1.65%
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

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than those of Term ABS 2019-2 and 2021-1, contributed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2 and 2021-1 transactions pledged the Loans to the respective lenders. The Term ABS 2018-2, 2018-3, 2019-1, 2019-3, 2020-1, 2020-2, 2020-3, 2021-2 and 2021-3 transactions each consist of three classes of notes.

Each financing at the time of issuance has a specified revolving period during which we are likely to contribute additional Loans to each Funding LLC. Each Funding LLC will then contribute the Loans to its respective trust.  At the end of the applicable revolving period, the debt outstanding under each financing will begin to amortize.

The financings create indebtedness for which the trusts or Funding LLCs are liable and which is secured by all the assets of each trust or Funding LLC. Such indebtedness is non-recourse to us, even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs. Because the Funding LLCs are organized as legal entities separate from us, their assets (including the contributed Loans) are not available to our creditors. We receive a monthly servicing fee on each financing equal to 6% (4% for Term ABS 2021-2 and 2021-3) of the collections received with respect to the contributed Loans. The fee is paid out of the collections. Except for the servicing fee and Dealer Holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied. However, in our capacity as servicer of the Loans, we do have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances. For those Funding LLCs with a trust, when the trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. For all Funding LLCs, after the indebtedness is paid in full, any remaining collections will ultimately be available to be distributed to us as the sole member of the respective Funding LLC.

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2018-2	May 24, 2018	$562.6	Through May 15, 2020
Term ABS 2018-3	August 23, 2018	500.1	Through August 17, 2020
Term ABS 2019-1	February 21, 2019	503.1	Through February 15, 2021
Term ABS 2019-2	August 28, 2019	625.1	Through August 15, 2022
Term ABS 2019-3	November 21, 2019	439.6	Through November 15, 2021
Term ABS 2020-1	February 20, 2020	625.1	Through February 15, 2022
Term ABS 2020-2	July 23, 2020	602.3	Through July 15, 2022
Term ABS 2020-3	October 22, 2020	750.1	Through October 17, 2022
Term ABS 2021-1	January 29, 2021	125.1	Through February 15, 2023
Term ABS 2021-2	February 18, 2021	625.1	Through February 15, 2023
Term ABS 2021-3	May 20, 2021	562.6	Through May 15, 2023

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

Debt Covenants

As of June 30, 2021, we were in compliance with our covenants under the revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income, as defined in the agreements, of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the contributed assets.

Our Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of June 30, 2021, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of June 30, 2021 and December 31, 2020:

(Dollars in millions)
As of June 30, 2021
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2020	7/2022	$205.0	5.50%
300.0	Warehouse Facility IV	Cap Floating Rate	07/2019	07/2023	300.0	6.50%
125.0	Warehouse Facility V	Cap Floating Rate	12/2020	01/2026	94.0	5.50%

150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	31.3	5.50%
		Cap Floating Rate	01/2020	12/2023	118.7	5.50%
					150.0

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%
100.0	Term ABS 2021-1	Cap Floating Rate	02/2021	06/2024	100.0	5.50%

(Dollars in millions)
As of December 31, 2020
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2020	7/2022	$205.0	5.50%

300.0	Warehouse Facility IV	Cap Floating Rate	05/2017	04/2021	33.3	6.50%
		Cap Floating Rate	05/2018	04/2021	50.0	6.50%
		Cap Floating Rate	07/2019	07/2023	216.7	6.50%
					300.0

125.0	Warehouse Facility V	Cap Floating Rate	12/2020	01/2026	94.0	5.50%

150.0	Warehouse Facility VII	Cap Floating Rate	12/2017	11/2021	68.7	5.50%
		Cap Floating Rate	01/2020	12/2023	81.3	5.50%
					150.0

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%

(1)Rate excludes the spread over the corresponding LIBOR or commercial paper rate.

The interest rate caps have not been designated as hedging instruments. As of June 30, 2021 and December 31, 2020, the interest rate caps had a fair value of $0.1 million as the capped rates were significantly above market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes	3.0%	3.2%	2.9%	6.7%
Excess tax benefits from stock-based compensation plans	—%	—%	-0.2%	-17.6%
Other	—%	0.4%	0.1%	5.8%
Effective income tax rate	24.0%	24.6%	23.8%	15.9%

State income taxes

State income taxes include non-deductible expenses related to uncertain tax positions. The impact of these non-deductible expenses on our effective income tax rate decreased from 2020 to 2021 primarily due to an increase in pre-tax income.

Excess tax benefits from stock-based compensation plans

During the first quarter of each year, we receive a tax benefit upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. The amount by which this tax benefit exceeds the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit. Excess tax benefits are recognized in provision for income taxes and reduce our effective income tax rate. The impact of excess tax benefits on our effective income tax rate decreased from 2020 to 2021 due to an increase in pre-tax income and a decrease in the number of restricted stock units that were converted to common stock during the first quarter of 2021 due to the timing of long-term stock award grants.

Other

Other items impacting our effective income tax rate primarily consist of non-deductible executive compensation expenses. The impact on our effective income tax rate decreased from 2020 to 2021 primarily due to the increase in pre-tax income.

12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares outstanding:
Common shares	16,424,346	17,526,660	16,570,985	17,705,097
Vested restricted stock units	365,843	318,125	353,029	310,028
Basic number of weighted average shares outstanding	16,790,189	17,844,785	16,924,014	18,015,125
Dilutive effect of restricted stock and restricted stock units	4,090	2,265	20,886	20,042
Dilutive number of weighted average shares outstanding	16,794,279	17,847,050	16,944,900	18,035,167

For the three and six months ended June 30, 2021, there were no shares of restricted stock and restricted stock units that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2020, there were 5,285 shares of restricted stock and restricted stock units that were not included in the computation of diluted net income per share because their inclusion would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
13.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three and six months ended June 30, 2021 and 2020:

(Dollars in millions)	For the Three Months Ended June 30,
	2021		2020
	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	598,163	$254.5	—	$—

(Dollars in millions)	For the Six Months Ended June 30,
	2021		2020
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	984,505	$387.0	710,157	$300.6
Other (2)	7,066	2.7	15,063	6.5
Total	991,571	$389.7	725,220	$307.1

(1)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market or in privately negotiated transactions. On March 5, 2020, the board of directors authorized the repurchase of up to three million shares of our common stock in addition to the board’s prior authorizations. As of June 30, 2021, we had authorization to repurchase 1,518,105 shares of our common stock.
(2)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock	$(8.3)	$0.5	$(7.9)	$1.1
Restricted stock units	(2.6)	0.9	(1.9)	2.1
Total	$(10.9)	$1.4	$(9.8)	$3.2

The reversal of stock-based compensation expense for the three and six months ended June 30, 2021 was primarily due to the forfeiture of unvested restricted stock and restricted stock units upon the retirement of our former Chief Executive Officer in May 2021, which resulted in an $11.5 million reversal of stock-based compensation expense.

A summary of the non-vested restricted stock activity is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2020	122,718	$117.88
Vested	(12,130)	177.77
Forfeited	(109,028)	106.59
Non-vested as of June 30, 2021	1,560	$441.54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of the restricted stock unit activity is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2020	412,602	$138.65
Granted	7,302	366.07
Converted	(11,416)	190.32
Forfeited	(31,229)	108.59
Outstanding as of June 30, 2021	377,259	$143.98

Stock option grants subject to shareholder approval

From December 2020 through June 2021, we granted 770,500 time-based stock options with a weighted average exercise price of $346.94 per share to certain team members and a new member of our board of directors, subject to shareholder approval of an amendment to our Amended and Restated Incentive Compensation Plan (“Shareholder Approval”). Based on the terms of individual stock option grant agreements, the stock options:

•vest and become exercisable in four equal annual installments beginning on the first anniversary of the date on which the options were granted, based on continuous employment or service, and
•expire either six or ten years from the date of the grant.

Under GAAP, if a stock award is subject to shareholder approval, it is not considered granted for accounting purposes until that approval is received. Shareholder Approval was received at our annual meeting of shareholders on July 21, 2021. Accordingly, the accounting grant date of the 770,500 time-based stock options we awarded from December 2020 through June 2021 is July 21, 2021. The $145.3 million grant date fair value of those stock options will be recognized as stock-based compensation expense over the requisite service period. No stock-based compensation expense was recognized for stock options for the three and six months ended June 30, 2021.

We expect to recognize the future expense of the stock options as follows:

(in millions)
For the Years Ended December 31,	Total Projected Expense of Stock Options
2021	$33.6
2022	36.9
2023	36.3
2024	36.3
2025	2.2
Total	$145.3

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

On October 2, 2020, a shareholder filed a putative class action complaint against the Company, its Chief Executive Officer and its Chief Financial Officer in the United States District Court for the Eastern District of Michigan, Southern Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding the Company and its business, and seeking class certification, unspecified damages plus interest and attorney and expert witness fees and other costs on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired Credit Acceptance common stock from November 1, 2019 through August 28, 2020. On May 28, 2021, the court issued an opinion and order appointing lead plaintiff and lead counsel. On July 22, 2021, the lead plaintiffs filed an amended complaint asserting similar violations, seeking similar relief and expanding the putative class to include all persons and entities (subject to specified exceptions) that purchased or otherwise acquired Credit Acceptance common stock from May 4, 2018 through August 28, 2020. We cannot predict the duration or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this lawsuit. The Company intends to vigorously defend itself in this matter.

On May 7, 2019, we received a subpoena from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York. On July 30, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, both from the Consumer Frauds and Protection Bureau and the Investor Protection Bureau, relating to the Company’s origination and collection policies and procedures in the state of New York and its securitizations. On August 28, 2020, we were informed that one of the two additional subpoenas was being withdrawn. On November 16, 2020, we received an additional subpoena for documents from the Office of the New York State Attorney General. On November 19, 2020, the Company received a letter from the Office of the New York State Attorney General stating that the New York State Attorney General is considering bringing claims against the Company under the Dodd-Frank Wall Street Reform and Consumer Protection Act, New York Executive Law § 63(12), the New York Martin Act and New York General Business Law § 349 in connection with the Company’s origination and securitization practices. On December 9, 2020, we responded to the New York State Attorney General’s letter disputing the assertions contained therein. On December 21, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, one relating to data and the other seeking testimony. On February 24 and April 30, 2021, we received additional subpoenas from the Office of the New York State Attorney General seeking information relating to its investigation. We are cooperating with the inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

On April 22, 2019, we received a civil investigative demand from the Bureau of Consumer Financial Protection (the “Bureau”) seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs and credit reporting. On May 7, 2020, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. The Company raised various objections to the May 7, 2020 civil investigative demand, and on May 26, 2020, we were notified that it was withdrawn. On June 1, 2020, we received another civil investigative demand that was similar to the May 7, 2020 demand, and which raised many of the same objections. We formally petitioned the Bureau to modify the June 1, 2020 civil investigative demand. On September 3, 2020, the Director of the Bureau denied our petition to modify the June 1, 2020 civil investigative demand. On December 23, 2020, we received a civil investigative demand for investigational hearings in connection with the Bureau’s investigation. The Company objected to certain portions of the civil investigative demands for hearings and, on January 19, 2021, the Bureau notified the Company that it had withdrawn such portions from the December 23, 2020 civil investigative demands. On March 11, 2021, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation and an investigational hearing. On June 3, 2021, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. We continue to cooperate with the investigation, but cannot predict the eventual scope, duration, or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

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

16.        SUBSEQUENT EVENTS

From December 2020 through June 2021, we granted 770,500 time-based stock options with a weighted average exercise price of $346.94 per share to certain team members and a new member of our board of directors, subject to Shareholder Approval. On July 21, 2021, we received Shareholder Approval and measured the grant date fair value of the stock option grants. For additional information regarding stock option grants, see Note 14.

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

For the three months ended June 30, 2021, consolidated net income was $288.6 million, or $17.18 per diluted share, compared to consolidated net income of $96.4 million, or $5.40 per diluted share, for the same period in 2020 primarily due to a decrease in provision for credit losses and an increase in finance charges. The decrease in provision for credit losses was primarily due to an improvement in forecasted future net cash flows from our Loan portfolio and a decrease in new Consumer Loan assignment volume. The increase in finance charges was primarily due to an increase in the average yield on our Loan portfolio, which was primarily the result of the adoption of CECL on January 1, 2020.

For the six months ended June 30, 2021, consolidated net income was $490.7 million, or $28.96 per diluted share, compared to consolidated net income of $12.6 million, or $0.70 per diluted share, for the same period in 2020 primarily due to a decrease in provision for credit losses and an increase in finance charges. The decrease in provision for credit losses was primarily due to an improvement in forecasted future net cash flows from our Loan portfolio as we (1) increased our current year estimate of future net cash flows to reflect an improvement in Consumer Loan performance and (2) reduced our prior year estimate of future net cash flows in the first quarter of 2020 to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. The increase in finance charges was primarily due to an increase in the average yield on our Loan portfolio, which was primarily the result of the adoption of CECL on January 1, 2020.

Although the immediate impact of the COVID-19 virus has subsided, the impact of the COVID-19 pandemic on our business continues to be significant. Starting in mid-March 2020, we experienced a substantial reduction in demand for our product and a significant decline in cash flows from our loan portfolio that lasted through mid-April 2020, after which collections and new loan volumes improved significantly. Starting in late July 2020 and continuing through February 2021, we experienced another substantial reduction in demand for our product as federal stimulus and enhanced unemployment benefit payments lapsed, dealer inventories declined and used vehicle prices increased. Demand for our product improved again in March and April 2021 as additional federal stimulus payments were distributed. Starting in May 2021 and continuing through July 2021, we experienced another significant decline in demand for our product. We believe that this decline is primarily due to low dealer inventories and further increases in used vehicle prices, which we believe are primarily due to the downstream impact of supply chain disruptions in the automotive industry.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of June 30, 2021 with the forecasts as of March 31, 2021, as of December 31, 2020 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2021	March 31, 2021	December 31, 2020	Initial Forecast	March 31, 2021	December 31, 2020	Initial Forecast
2012	73.8%	73.8%	73.8%	71.4%	0.0%	0.0%	2.4%
2013	73.4%	73.4%	73.4%	72.0%	0.0%	0.0%	1.4%
2014	71.6%	71.6%	71.6%	71.8%	0.0%	0.0%	-0.2%
2015	65.2%	65.2%	65.2%	67.7%	0.0%	0.0%	-2.5%
2016	63.7%	63.6%	63.6%	65.4%	0.1%	0.1%	-1.7%
2017	64.4%	64.2%	64.1%	64.0%	0.2%	0.3%	0.4%
2018	64.7%	64.3%	64.0%	63.6%	0.4%	0.7%	1.1%
2019	65.8%	65.1%	64.4%	64.0%	0.7%	1.4%	1.8%
2020	67.0%	66.1%	64.8%	63.4%	0.9%	2.2%	3.6%
2021 (2)	65.8%	64.8%	—	65.7%	1.0%	—	0.1%
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
(2)The forecasted collection rate for 2021 Consumer Loans as of June 30, 2021 includes both Consumer Loans that were in our portfolio as of March 31, 2021 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2021 Consumer Loan Assignment Period	June 30, 2021	March 31, 2021	Initial Forecast	March 31, 2021	Initial Forecast
January 1, 2021 through March 31, 2021	65.3%	64.8%	64.9%	0.5%	0.4%
April 1, 2021 through June 30, 2021	66.5%	—	66.7%	—	-0.2%

Consumer Loans assigned in 2012, 2013 and 2018 through 2020 have yielded forecasted collection results materially better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results materially worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates. For the three months ended June 30, 2021, forecasted collection rates improved for Consumer Loans assigned in 2017 through 2021 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the six months ended June 30, 2021, forecasted collection rates improved for Consumer Loans assigned in 2017 through 2020 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three and six months ended June 30, 2021 and 2020 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Increase (Decrease) in Forecasted Net Cash Flows	2021	2020	2021	2020
Dealer Loans	$32.9	$(0.1)	$59.6	$(76.0)
Purchased Loans	71.6	24.5	152.3	(106.1)
Total	$104.5	$24.4	$211.9	$(182.1)

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under the GAAP methodology that we employ (known as CECL), changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the current period. While the adjustment to our forecast, which we continued to apply through the second quarter of 2021, represents our best estimate at this time, the COVID-19 pandemic has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio.

The following table summarizes changes in realized collections in each of the last six quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Front End Collections (1)	Total Collections
March 31, 2020	8.8%	9.1%
June 30, 2020	11.4%	6.5%
September 30, 2020	15.6%	11.3%
December 31, 2020	12.4%	9.9%
March 31, 2021	22.7%	19.0%
June 30, 2021	20.9%	23.8%
(1)Represents collections realized on Consumer Loans that are either current or in the early stages of delinquency.

Starting in mid-March 2020, we experienced a reduction in realized collections at the same time government authorities began to implement restrictions that limited economic activity. The reduction in front end collections reflected a lower volume of payments from customers while the reduction in total collections also included lower realized collections from repossessions, which were temporarily suspended as the COVID-19 crisis began to unfold. Starting in mid-April 2020, front end collections improved as federal stimulus and enhanced unemployment benefit payments were distributed. Starting in August 2020 and continuing through the end of 2020, the improvement in front end collections declined as federal stimulus and enhanced unemployment benefit payments lapsed, and unemployment rates, while improved, remained above pre-pandemic levels. For the quarter ended March 31, 2021, front end collections and total collections improved as additional federal stimulus payments were distributed. For the quarter ended June 30, 2021, the improvement in front end collections stabilized while total collections improved as collections from repossessions increased. Front end collections and total collections for the 28-day period ended July 28, 2021, increased 10.4% and 12.1%, respectively, compared to the same period in 2020. We believe the improvement in collections declined in July from the second quarter of 2021 primarily as a result of the impact of federal stimulus and enhanced unemployment benefit payments on July 2020 results and a decline in growth rate of our Loan portfolio.

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2012	$15,468	$7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020	24,262	10,656	59
2021 (3)	24,788	11,216	60

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
(3)The averages for 2021 Consumer Loans include both Consumer Loans that were in our portfolio as of March 31, 2021 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2021 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2021 through March 31, 2021	$24,601	$11,015	60
April 1, 2021 through June 30, 2021	25,039	11,485	59

Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2021. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of June 30, 2021
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2012	73.8%	46.3%	27.5%	99.8%
2013	73.4%	47.6%	25.8%	99.5%
2014	71.6%	47.7%	23.9%	99.2%
2015	65.2%	44.5%	20.7%	98.4%
2016	63.7%	43.8%	19.9%	96.1%
2017	64.4%	43.2%	21.2%	89.7%
2018	64.7%	43.5%	21.2%	76.6%
2019	65.8%	44.0%	21.8%	57.6%
2020	67.0%	43.9%	23.1%	32.2%
2021 (3)	65.8%	45.2%	20.6%	7.6%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Presented as a percentage of total forecasted collections.
(3)The forecasted collection rate, advance rate and spread for 2021 Consumer Loans as of June 30, 2021 include both Consumer Loans that were in our portfolio as of March 31, 2021 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates, and spreads for each of these segments:

	As of June 30, 2021
2021 Consumer Loan Assignment Period	Forecasted Collection %	Advance %	Spread %
January 1, 2021 through March 31, 2021	65.3%	44.8%	20.5%
April 1, 2021 through June 30, 2021	66.5%	45.9%	20.6%

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

The spread between the forecasted collection rate and the advance rate has ranged from 19.9% to 27.5%, on an annual basis, over the last 10 years. The spread was at the high end of this range in 2012, when the competitive environment was unusually favorable, and much lower during other years (2015 through 2021) when competition was more intense. The decrease in the spread from 2020 to 2021 was primarily the result of the performance of 2020 Consumer Loans, which has exceeded our initial estimates by a greater margin than those assigned to us in 2021, partially offset by a higher initial spread on 2021 Consumer Loans, primarily due to a higher initial forecast on 2021 Consumer Loans.

The following table compares our forecast of Consumer Loan collection rates as of June 30, 2021 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	June 30, 2021	Initial Forecast	Variance	June 30, 2021	Initial Forecast	Variance
2012	73.6%	71.3%	2.3%	75.9%	71.4%	4.5%
2013	73.3%	72.1%	1.2%	74.3%	71.6%	2.7%
2014	71.5%	71.9%	-0.4%	72.5%	70.9%	1.6%
2015	64.5%	67.5%	-3.0%	68.9%	68.5%	0.4%
2016	62.9%	65.1%	-2.2%	65.8%	66.5%	-0.7%
2017	63.7%	63.8%	-0.1%	65.9%	64.6%	1.3%
2018	64.2%	63.6%	0.6%	65.9%	63.5%	2.4%
2019	65.4%	63.9%	1.5%	66.4%	64.2%	2.2%
2020	66.6%	63.3%	3.3%	67.5%	63.6%	3.9%
2021	65.6%	65.7%	-0.1%	66.0%	65.6%	0.4%

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of June 30, 2021 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2012	73.6%	46.0%	27.6%	75.9%	50.0%	25.9%
2013	73.3%	47.2%	26.1%	74.3%	51.5%	22.8%
2014	71.5%	47.2%	24.3%	72.5%	51.8%	20.7%
2015	64.5%	43.4%	21.1%	68.9%	50.2%	18.7%
2016	62.9%	42.1%	20.8%	65.8%	48.6%	17.2%
2017	63.7%	42.1%	21.6%	65.9%	45.8%	20.1%
2018	64.2%	42.7%	21.5%	65.9%	45.2%	20.7%
2019	65.4%	43.1%	22.3%	66.4%	45.6%	20.8%
2020	66.6%	43.0%	23.6%	67.5%	45.5%	22.0%
2021	65.6%	44.4%	21.2%	66.0%	46.8%	19.2%

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

The spread on Dealer Loans decreased from 23.6% in 2020 to 21.2% in 2021 primarily as a result of the performance of the 2020 Consumer Loans in our Dealer Loan portfolio, which has exceeded our initial estimates, partially offset by a higher initial spread on 2021 Consumer Loans in our Dealer Loan portfolio, primarily due to a higher initial forecast on 2021 Consumer Loans in our Dealer Loan portfolio. The spread on Purchased Loans decreased from 22.0% in 2020 to 19.2% in 2021 primarily as a result of the performance of the 2020 Consumer Loans in our Purchased Loan portfolio, which has exceeded our initial estimates by a greater margin than those assigned to us in 2021, partially offset by a higher initial spread on 2021 Consumer Loans in our Purchased Loan portfolio, primarily due to a higher initial forecast on 2021 Consumer Loans in our Purchased Loan portfolio.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.0 to 1 as of June 30, 2021. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last ten quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2019	0.4%	5.1%
June 30, 2019	0.0%	5.6%
September 30, 2019	0.4%	7.6%
December 31, 2019	-5.3%	1.1%
March 31, 2020	-10.1%	-4.5%
June 30, 2020	5.7%	5.2%
September 30, 2020	-8.8%	-4.7%
December 31, 2020	-18.1%	-10.8%
March 31, 2021	-7.5%	-2.2%
June 30, 2021	-28.7%	-20.5%

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

Unit and dollar volumes declined 28.7% and 20.5%, respectively, during the second quarter of 2021 as the number of active Dealers declined 10.8% and the average unit volume per active Dealer declined 20.0%. Dollar volume declined less than unit volume during the second quarter of 2021 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned, primarily due to an increase in the average vehicle selling price.

The following table summarizes changes in Consumer Loan assignment unit volume in each of the last two quarters as compared to the same periods in 2019:

Three Months Ended	Percent Change in Unit Volume Compared to the Same Periods in 2019
March 31, 2021	-16.8%
June 30, 2021	-24.6%

Starting in mid-March 2020, we experienced a significant decline in unit volume that we believe was primarily due to the impact of COVID-19, which resulted in many Dealers temporarily closing or restricting their operations and a deterioration in consumer demand for Dealers that remained open. During the latter part of April 2020 and continuing into July 2020, unit volumes improved. We believe the improvement resulted from a combination of Dealers gradually reopening their operations and the distribution of federal stimulus and enhanced unemployment benefit payments. Starting in late July 2020 and continuing through February 2021, we experienced another significant decline in unit volume as federal stimulus and enhanced unemployment benefit payments lapsed, dealer inventories declined and used vehicle prices increased. Unit volumes improved again in March and April 2021 as additional federal stimulus payments were distributed. Starting in May 2021 and continuing through July 2021, we experienced another significant decline in unit volume. We believe that this decline is primarily due to low dealer inventories and further increases in used vehicle prices, which we believe are primarily due to the downstream impact of supply chain disruptions in the automotive industry. Unit volume for the 28-day period ended July 28, 2021, declined 37.6% and 33.2% compared to the same periods in 2020 and 2019, respectively.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Consumer Loan unit volume	69,809	97,854	-28.7%	163,683	199,331	-17.9%
Active Dealers (1)	8,333	9,342	-10.8%	10,165	11,149	-8.8%
Average volume per active Dealer	8.4	10.5	-20.0%	16.1	17.9	-10.1%

Consumer Loan unit volume from Dealers active both periods	59,643	82,271	-27.5%	144,330	176,868	-18.4%
Dealers active both periods	6,170	6,170	—	7,838	7,838	—
Average volume per Dealer active both periods	9.7	13.3	-27.5%	18.4	22.6	-18.4%

Consumer Loan unit volume from Dealers not active both periods	10,166	15,583	-34.8%	19,353	22,463	-13.8%
Dealers not active both periods	2,163	3,172	-31.8%	2,327	3,311	-29.7%
Average volume per Dealer not active both periods	4.7	4.9	-4.1%	8.3	6.8	22.1%

(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Consumer Loan unit volume from new active Dealers	1,601	2,452	-34.7%	7,263	12,771	-43.1%
New active Dealers (1)	449	590	-23.9%	1,155	1,492	-22.6%
Average volume per new active Dealer	3.6	4.2	-14.3%	6.3	8.6	-26.7%

Attrition (2)	-15.9%	-17.1%		-11.3%	-11.6%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last six quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2020	64.9%	35.1%	60.5%	39.5%
June 30, 2020	62.5%	37.5%	59.1%	40.9%
September 30, 2020	64.1%	35.9%	60.9%	39.1%
December 31, 2020	65.3%	34.7%	62.7%	37.3%
March 31, 2021	65.4%	34.6%	62.7%	37.3%
June 30, 2021	66.9%	33.1%	64.0%	36.0%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of June 30, 2021 and December 31, 2020, the net Dealer Loans receivable balance was 61.1% and 61.4%, respectively, of the total net Loans receivable balance.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue:
Finance charges	$445.4	$378.2	$67.2	17.8%
Premiums earned	15.8	14.2	1.6	11.3%
Other income	10.5	13.9	(3.4)	-24.5%
Total revenue	471.7	406.3	65.4	16.1%
Costs and expenses:
Salaries and wages (1)	38.4	48.8	(10.4)	-21.3%
General and administrative (1)	16.9	14.6	2.3	15.8%
Sales and marketing (1)	14.9	18.2	(3.3)	-18.1%
Provision for credit losses	(30.5)	139.4	(169.9)	-121.9%
Interest	42.0	48.2	(6.2)	-12.9%
Provision for claims	10.3	9.3	1.0	10.8%
Total costs and expenses	92.0	278.5	(186.5)	-67.0%
Income before provision for income taxes	379.7	127.8	251.9	197.1%
Provision for income taxes	91.1	31.4	59.7	190.1%
Net income	$288.6	$96.4	$192.2	199.4%
Net income per share:
Basic	$17.19	$5.40	$11.79	218.3%
Diluted	$17.18	$5.40	$11.78	218.1%
Weighted average shares outstanding:
Basic	16,790,189	17,844,785	(1,054,596)	-5.9%
Diluted	16,794,279	17,847,050	(1,052,771)	-5.9%

(1) Operating expenses	$70.2	$81.6	$(11.4)	-14.0%

Finance Charges. The increase of $67.2 million, or 17.8%, was primarily the result of an increase in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2021	2020	Change
Average net Loans receivable balance	$6,856.9	$6,666.1	$190.8
Average yield on our Loan portfolio	26.0%	22.7%	3.3%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended June 30, 2021:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended June 30, 2021
Due to an increase in the average yield	$56.5
Due to an increase in the average net Loans receivable balance	10.7
Total increase in finance charges	$67.2

The average yield on our Loan portfolio for the three months ended June 30, 2021 increased as compared to the same period in 2020 primarily due to the adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Other Income. The decrease of $3.4 million, or 24.5%, was primarily due to a decrease in ancillary product profit sharing income due to an increase in average vehicle service contract claim rates.

Operating Expenses. The decrease of $11.4 million, or 14.0%, was primarily due to:
•A decrease in salaries and wages expense of $10.4 million, or 21.3%, primarily due to the forfeiture of unvested restricted stock and restricted stock units upon the retirement of our former Chief Executive Officer in May 2021, which resulted in an $11.5 million reversal of stock-based compensation expense.
•A decrease in sales and marketing expense of $3.3 million, or 18.1%, primarily due to a decrease in sales commissions related to a decline in Consumer Loan assignment volume and a decrease in the size of our sales force.

Provision for Credit Losses. The decrease of $169.9 million, or 121.9%, was due to decreases in provision for credit losses on forecast changes and provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Three Months Ended June 30,
Provision for Credit Losses	2021	2020	Change
New Consumer Loan assignments	$91.6	$154.2	$(62.6)
Forecast changes	(122.1)	(14.8)	(107.3)
Total	$(30.5)	$139.4	$(169.9)

The decrease in provision for credit losses related to new Consumer Loan assignments was due to a 28.7% decrease in Consumer Loan assignment volume and a decrease in the average provision for credit losses per Consumer Loan assignment primarily due to a higher initial forecast on 2021 Consumer Loan assignments.

The decrease in provision for credit losses related to forecast changes was primarily due to an improvement in Consumer Loan performance. During the second quarters of 2021 and 2020, we increased our estimate of future net cash flows by $104.5 million and $24.4 million, respectively, to reflect improvements in Consumer Loan performance during the periods.

Interest. The decrease of $6.2 million, or 12.9%, was primarily due to a decrease in our average cost of debt, as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2021	2020	Change
Interest expense	$42.0	$48.2	$(6.2)
Average outstanding debt principal balance (1)	4,780.7	4,812.8	(32.1)
Average cost of debt	3.5%	4.0%	-0.5%

(1)Includes the unamortized debt discount and excludes deferred debt issuance costs.

The decrease in our average cost of debt was primarily the result of lower interest rates on recently-completed secured financings.

Provision for Income Taxes. For the three months ended June 30, 2021, the effective income tax rate decreased to 24.0% from 24.6% for the three months ended June 30, 2020. The decrease was primarily due to the impact of non-deductible expenses on our effective income tax rate, which decreased from 2020 to 2021 primarily due to an increase in pre-tax income. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue:
Finance charges	$870.3	$740.1	$130.2	17.6%
Premiums earned	30.2	27.1	3.1	11.4%
Other income	22.2	28.2	(6.0)	-21.3%
Total revenue	922.7	795.4	127.3	16.0%
Costs and expenses:
Salaries and wages (1)	87.7	93.8	(6.1)	-6.5%
General and administrative (1)	63.0	29.6	33.4	112.8%
Sales and marketing (1)	32.1	37.3	(5.2)	-13.9%
Provision for credit losses	(9.2)	494.1	(503.3)	-101.9%
Interest	85.8	100.1	(14.3)	-14.3%
Provision for claims	19.3	18.1	1.2	6.6%
Loss on extinguishment of debt	—	7.4	(7.4)	—%
Total costs and expenses	278.7	780.4	(501.7)	-64.3%
Income before provision for income taxes	644.0	15.0	629.0	4,193.3%
Provision for income taxes	153.3	2.4	150.9	6,287.5%
Net income	$490.7	$12.6	$478.1	3,794.4%
Net income per share:
Basic	$28.99	$0.70	$28.29	4,041.4%
Diluted	$28.96	$0.70	$28.26	4,037.1%
Weighted average shares outstanding:
Basic	16,924,014	18,015,125	(1,091,111)	-6.1%
Diluted	16,944,900	18,035,167	(1,090,267)	-6.0%

(1) Operating expenses	$182.8	$160.7	$22.1	13.8%

Finance Charges. The increase of $130.2 million, or 17.6%, was primarily the result of an increase in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Six Months Ended June 30,
	2021	2020	Change
Average net Loans receivable balance	$6,820.6	$6,674.5	$146.1
Average yield on our Loan portfolio	25.5%	22.2%	3.3%

The following table summarizes the impact each component had on the overall increase in finance charges for the six months ended June 30, 2021:

(In millions)	Year over Year Change
Impact on finance charges:	For the Six Months Ended June 30, 2021
Due to an increase in the average yield	$114.0
Due to an increase in the average net Loans receivable balance	16.2
Total increase in finance charges	$130.2

The average yield on our Loan portfolio for the six months ended June 30, 2021 increased as compared to the same period in 2020 primarily due to the adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Other Income. The decrease of $6.0 million, or 21.3%, was primarily due to a decrease in ancillary product profit sharing income due to an increase in average vehicle service contract claim rates and a decrease in interest income earned on restricted cash and cash equivalents primarily due to a decline in benchmark interest rates.

Operating Expenses. The increase of $22.1 million, or 13.8%, was primarily due to:
•An increase in general and administrative expense of $33.4 million, or 112.8%, primarily due to an increase in legal expenses, which included the recognition of a $27.2 million contingent loss during the first quarter of 2021 related to the Company and the Commonwealth of Massachusetts reaching an agreement in principle to settle pending litigation.
•A decrease in salaries and wages expense of $6.1 million, or 6.5%, primarily due to:
•The forfeiture of unvested restricted stock and restricted stock units upon the retirement of our former Chief Executive Officer in May 2021, which resulted in an $11.5 million reversal of stock-based compensation expense.
•A decrease of $4.9 million in cash-based incentive compensation expense, primarily due to a change in the incentive compensation program for senior management, which eliminated annual cash awards in favor of longer-term equity awards, partially offset by an increase in profit-sharing primarily due to an improvement in Company performance measures.
•An increase of $5.5 million primarily related to our information technology department.
•A decrease in sales and marketing expense of $5.2 million, or 13.9%, primarily due to a decrease in sales commissions related to a decline in Consumer Loan assignment volume and a decrease in the size of our sales force.

Provision for Credit Losses. The decrease of $503.3 million, or 101.9%, was primarily due to decreases in provision for credit losses on forecast changes and provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Six Months Ended June 30,
Provision for Credit Losses	2021	2020	Change
New Consumer Loan assignments	$223.4	$312.1	$(88.7)
Forecast changes	(232.6)	182.0	(414.6)
Total	$(9.2)	$494.1	$(503.3)

The decrease in provision for credit losses related to new Consumer Loan assignments was due to a 17.9% decrease in Consumer Loan assignment volume and a decrease in the average provision for credit losses per Consumer Loan assignment primarily due to a higher initial forecast on 2021 Consumer Loan assignments.

The decrease in provision for credit losses related to forecast changes was primarily due to an improvement in Consumer Loan performance. During the first six months of 2021, we increased our estimate of future net cash flows by $211.9 million to reflect an improvement in Consumer Loan performance during the period. During the first six months of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $182.1 million primarily to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance.

For additional information, see Note 3 and Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Interest. The decrease of $14.3 million, or 14.3%, was primarily due to a decrease in our average cost of debt, as follows:

(Dollars in millions)	For the Six Months Ended June 30,
	2021	2020	Change
Interest expense	$85.8	$100.1	$(14.3)
Average outstanding debt principal balance (1)	4,755.7	4,719.3	36.4
Average cost of debt	3.6%	4.2%	-0.6%

(1)Includes the unamortized debt discount and excludes deferred debt issuance costs.

The decrease in our average cost of debt was primarily the result of lower interest rates on recently-completed secured financings.

Loss on Extinguishment of Debt. For the six months ended June 30, 2020, we recognized a loss on extinguishment of debt of $7.4 million related to the redemption of the 2023 senior notes in March 2020.

Provision for Income Taxes. For the six months ended June 30, 2021, our effective income tax rate increased to 23.8% from 16.0% for the six months ended June 30, 2020. The increase was primarily due to the impact of tax benefits related to our stock-based compensation plan and non-deductible expenses on our effective income tax rate, which decreased from 2020 to 2021 primarily due to an increase in pre-tax income. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of June 30, 2021. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

On May 20, 2021, we completed a $450.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected annualized cost of approximately 1.5% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

Cash and cash equivalents as of June 30, 2021 and December 31, 2020 was $383.5 million and $16.0 million, respectively. The increase in cash and cash equivalents was primarily the result of cash generated from the completion of secured financings during 2021. As of June 30, 2021 and December 31, 2020, we had $1,590.0 million and $1,419.1 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased $171.5 million to $4,780.1 million as of June 30, 2021 from $4,608.6 million as of December 31, 2020, primarily due to stock repurchases.

Contractual Obligations

A summary of our scheduled principal debt maturities as of June 30, 2021 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2021	$409.2
2022	1,432.9
2023	1,652.8
2024	915.6
2025	—
Over five years	400.0
Total	$4,810.5

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

ITEM 4.          CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our principal executive and principal financial officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases
The following table summarizes stock repurchases for the three months ended June 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2021	—	$—	—	2,116,268
May 1 to May 31, 2021	204,565	423.95	204,565	1,911,703
June 1 to June 30, 2021	393,598	426.22	393,598	1,518,105
	598,163	$425.44	598,163

(1)    On March 5, 2020, our board of directors authorized the repurchase by us from time to time in the open market or in privately negotiated transactions of up to three million shares of our common stock (the "March 2020 Authorization"). The March 2020 Authorization, which was announced on March 11, 2020, does not have a specified expiration date.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.111
Indenture, dated as of May 20, 2021, between Credit Acceptance Auto Loan Trust 2021-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.112
Sale and Servicing Agreement, dated as of May 20, 2021, among the Company, Credit Acceptance Auto Loan Trust 2021-3, Credit Acceptance Funding LLC 2021-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.113	Backup Servicing Agreement, dated as of May 20, 2021, among the Company, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Auto Loan Trust 2021-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed May 26, 2021).
4.114
Amended and Restated Trust Agreement, dated as of May 20, 2021, between Credit Acceptance Funding LLC 2021-3 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.115
Sale and Contribution Agreement, dated as of May 20, 2021, between the Company and Credit Acceptance Funding LLC 2021-3 (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.116
Amended and Restated Intercreditor Agreement, dated as of May 20, 2021, among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Funding LLC 2018-2, Credit Acceptance Funding LLC 2018-1, Credit Acceptance Auto Loan Trust 2021-3, Credit Acceptance Auto Loan Trust 2021-2, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Auto Loan Trust 2018-3, Credit Acceptance Auto Loan Trust 2018-2, Credit Acceptance Auto Loan Trust 2018-1, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent, Citizens Bank, N.A., as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.116 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.117	Seventh Amended and Restated Loan and Security Agreement, dated as of April 30, 2021, among the Company, CAC Warehouse Funding LLC II, the lenders from time to time party thereto and Wells Fargo Bank, National Association.
4.118	Fifth Amended and Restated Sale and Contribution Agreement, dated as of April 30, 2021, between the Company and CAC Warehouse Funding LLC II (formerly CAC Warehouse Funding Corporation II).
10.16	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed June 10, 2021).*
10.17	Form of Nonqualified Stock Option Agreement*
10.18	Form of Nonqualified Stock Option Agreement*
31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Senior Vice President - Finance & Accounting
(Chief Accounting Officer)
Date:	July 29, 2021