Form 10-Q
period 2021-09-30
CREDIT ACCEPTANCE CORP
filed 2021-11-01
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of shares of Common Stock, $.01 par value, outstanding on October 25, 2021 was 14,539,621.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	September 30, 2021	December 31, 2020
ASSETS:
Cash and cash equivalents	$13.3	$16.0
Restricted cash and cash equivalents	429.0	380.2
Restricted securities available for sale	67.1	66.1

Loans receivable	9,685.8	10,124.8
Allowance for credit losses	(3,103.2)	(3,336.9)
Loans receivable, net	6,582.6	6,787.9

Property and equipment, net	58.3	59.4
Income taxes receivable	25.0	147.0
Other assets	23.7	32.4
Total Assets	$7,199.0	$7,489.0

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$251.3	$186.7
Revolving secured line of credit	72.2	95.9
Secured financing	3,733.0	3,711.6
Senior notes	792.0	790.6
Mortgage note	9.9	10.5
Deferred income taxes, net	386.6	391.0
Income taxes payable	0.2	0.2
Total Liabilities	5,245.2	5,186.5

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 14,716,977 and 17,092,432 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	0.1	0.2
Paid-in capital	166.0	161.9
Retained earnings	1,787.0	2,138.8
Accumulated other comprehensive income	0.7	1.6
Total Shareholders' Equity	1,953.8	2,302.5
Total Liabilities and Shareholders' Equity	$7,199.0	$7,489.0

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Finance charges	$442.1	$404.4	$1,312.4	$1,144.5
Premiums earned	15.4	15.1	45.6	42.2
Other income	12.6	7.0	34.8	35.2
Total revenue	470.1	426.5	1,392.8	1,221.9
Costs and expenses:
Salaries and wages	63.2	46.6	150.9	140.4
General and administrative	16.9	17.2	79.9	46.8
Sales and marketing	16.3	16.6	48.4	53.9
Provision for credit losses	(8.3)	(29.8)	(17.5)	464.3
Interest	39.8	46.8	125.6	146.9
Provision for claims	10.0	10.7	29.3	28.8
Loss on extinguishment of debt	—	—	—	7.4
Total costs and expenses	137.9	108.1	416.6	888.5
Income before provision for income taxes	332.2	318.4	976.2	333.4
Provision for income taxes	82.2	76.3	235.5	78.7
Net income	$250.0	$242.1	$740.7	$254.7
Net income per share:
Basic	$15.83	$13.57	$44.77	$14.18
Diluted	$15.79	$13.56	$44.73	$14.17
Weighted average shares outstanding:
Basic	15,795,963	17,844,785	16,543,326	17,957,931
Diluted	15,829,166	17,849,765	16,559,639	17,973,091

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$250.0	$242.1	$740.7	$254.7
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(0.2)	(0.2)	(0.9)	0.9
Other comprehensive gain (loss)	(0.2)	(0.2)	(0.9)	0.9
Comprehensive income	$249.8	$241.9	$739.8	$255.6

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended September 30, 2021
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	16,003,249	$0.2	$150.8	$2,241.1	$0.9	$2,393.0
Net income	—	—	—	250.0	—	250.0
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	15.2	—	—	15.2
Restricted stock forfeitures	(26)	—	—	—	—	—
Repurchase of common stock	(1,286,246)	(0.1)	—	(704.1)	—	(704.2)
Balance, end of period	14,716,977	$0.1	$166.0	$1,787.0	$0.7	$1,953.8

(Dollars in millions)	For the Three Months Ended September 30, 2020
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	17,649,470	$0.2	$158.9	$1,904.1	$1.9	$2,065.1
Net income	—	—	—	242.1	—	242.1
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	1.5	—	—	1.5
Restricted stock forfeitures	(88)	—	—	—	—	—
Balance, end of period	17,649,382	$0.2	$160.4	$2,146.2	$1.7	$2,308.5

(Dollars in millions)	For the Nine Months Ended September 30, 2021
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	17,092,432	$0.2	$161.9	$2,138.8	$1.6	$2,302.5
Net income	—	—	—	740.7	—	740.7
Other comprehensive loss	—	—	—	—	(0.9)	(0.9)
Stock-based compensation	—	—	5.4	—	—	5.4
Restricted stock forfeitures	(109,054)	—	—	—	—	—
Repurchase of common stock	(2,277,817)	(0.1)	(1.3)	(1,092.5)	—	(1,093.9)
Restricted stock units converted to common stock	11,416	—	—	—	—	—
Balance, end of period	14,716,977	$0.1	$166.0	$1,787.0	$0.7	$1,953.8

(Dollars in millions)	For the Nine Months Ended September 30, 2020
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	18,352,779	$0.2	$157.7	$2,196.6	$0.8	$2,355.3
Net income	—	—	—	254.7	—	254.7
Other comprehensive gain	—	—	—	—	0.9	0.9
Stock-based compensation	—	—	4.7	—	—	4.7
Restricted stock forfeitures	(148)	—	—	—	—	—
Repurchase of common stock	(725,220)	—	(2.0)	(305.1)	—	(307.1)
Restricted stock units converted to common stock	21,971	—	—	—	—	—
Balance, end of period	17,649,382	$0.2	$160.4	$2,146.2	$1.7	$2,308.5

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$740.7	$254.7
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	(17.5)	464.3
Depreciation	7.2	6.4
Amortization	12.5	11.1
Benefit from deferred income taxes	(4.1)	(16.4)
Stock-based compensation	5.4	4.7
Loss on extinguishment of debt	—	7.4
Other	(0.3)	(0.6)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	65.5	(20.3)
Decrease in income taxes receivable	122.0	57.5
Decrease in other assets	6.9	14.2
Net cash provided by operating activities	938.3	783.0
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(31.4)	(37.8)
Proceeds from sale of restricted securities available for sale	12.0	19.4
Maturities of restricted securities available for sale	16.9	12.4
Principal collected on Loans receivable	2,907.5	2,412.7
Advances to Dealers	(1,626.2)	(1,751.1)
Purchases of Consumer Loans	(905.3)	(1,161.4)
Accelerated payments of Dealer Holdback	(36.0)	(34.6)
Payments of Dealer Holdback	(117.2)	(109.9)
Purchases of property and equipment	(6.1)	(7.7)
Net cash provided by (used in) in investing activities	214.2	(658.0)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,066.4	4,387.8
Repayments under revolving secured line of credit	(1,090.1)	(4,262.1)
Proceeds from secured financing	1,379.8	2,071.9
Repayments of secured financing	(1,355.7)	(1,719.6)
Repayment of senior notes	—	(401.8)
Payments of debt issuance costs and debt extinguishment costs	(12.3)	(12.5)
Repurchase of common stock	(1,093.9)	(307.1)
Other	(0.6)	1.5
Net cash used in financing activities	(1,106.4)	(241.9)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	46.1	(116.9)
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	396.2	517.7
Cash and cash equivalents and restricted cash and cash equivalents end of period	$442.3	$400.8
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$115.9	$147.2
Cash paid during the period for income taxes, net of refunds	$112.3	$35.8

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2021 for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 16.

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consumer Loan Assignment Volume	2021	2020	2021	2020
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	88.9%	93.6%	92.4%	95.4%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2020	64.9%	35.1%	60.5%	39.5%
June 30, 2020	62.5%	37.5%	59.1%	40.9%
September 30, 2020	64.1%	35.9%	60.9%	39.1%
December 31, 2020	65.3%	34.7%	62.7%	37.3%
March 31, 2021	65.4%	34.6%	62.7%	37.3%
June 30, 2021	66.9%	33.1%	64.0%	36.0%
September 30, 2021	69.9%	30.1%	66.8%	33.2%
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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of September 30, 2021 and December 31, 2020, we had $13.0 million and $15.7 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of September 30, 2021 and December 31, 2020, we had $426.0 million and $376.9 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$13.3	$16.0	$8.9	$187.4
Restricted cash and cash equivalents	429.0	380.2	391.9	330.3
Total cash and cash equivalents and restricted cash and cash equivalents	$442.3	$396.2	$400.8	$517.7

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

Methodology Changes. On January 1, 2020, we adopted CECL, which changed our accounting policies for Loans. During the first quarter of 2020, we reduced forecasted collection rates to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. For additional information, see Note 6. For the three and nine months ended September 30, 2021 and 2020, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of September 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$13.3	$13.3	$16.0	$16.0
Restricted cash and cash equivalents	429.0	429.0	380.2	380.2
Restricted securities available for sale	67.1	67.1	66.1	66.1
Loans receivable, net	6,582.6	6,833.9	6,787.9	7,216.4
Liabilities
Revolving secured line of credit	$72.2	$72.2	$95.9	$95.9
Secured financing	3,733.0	3,783.0	3,711.6	3,793.9
Senior notes	792.0	834.6	790.6	842.0
Mortgage note	9.9	9.9	10.5	10.5

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of September 30, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$13.3	$—	$—	$13.3
Restricted cash and cash equivalents (1)	429.0	—	—	429.0
Restricted securities available for sale (2)	53.7	13.4	—	67.1
Loans receivable, net (1)	—	—	6,833.9	6,833.9
Liabilities
Revolving secured line of credit (1)	$—	$72.2	$—	$72.2
Secured financing (1)	—	3,783.0	—	3,783.0
Senior notes (1)	834.6	—	—	834.6
Mortgage note (1)	—	9.9	—	9.9

(In millions)	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$16.0	$—	$—	$16.0
Restricted cash and cash equivalents (1)	380.2	—	—	380.2
Restricted securities available for sale (2)	52.8	13.3	—	66.1
Loans receivable, net (1)	—	—	7,216.4	7,216.4
Liabilities
Revolving secured line of credit (1)	$—	$95.9	$—	$95.9
Secured financing (1)	—	3,793.9	—	3,793.9
Senior notes (1)	842.0	—	—	842.0
Mortgage note (1)	—	10.5	—	10.5

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$33.2	$0.4	$(0.1)	$33.5
U.S. Government and agency securities	19.8	0.4	—	20.2
Asset-backed securities	12.9	0.1	—	13.0
Mortgage-backed securities	0.4	—	—	0.4
Total restricted securities available for sale	$66.3	$0.9	$(0.1)	$67.1

(In millions)	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$31.3	$1.1	$—	$32.4
U.S. Government and agency securities	19.7	0.7	—	20.4
Asset-backed securities	12.7	0.2	—	12.9
Mortgage-backed securities	0.4	—	—	0.4
Total restricted securities available for sale	$64.1	$2.0	$—	$66.1

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of September 30, 2021
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.7	$(0.1)	$0.9	$—	$16.6	$(0.1)
U.S. Government and agency securities	6.2	—	—	—	6.2	—
Asset-backed securities	4.6	—	—	—	4.6	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$26.5	$(0.1)	$0.9	$—	$27.4	$(0.1)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2020
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$2.2	$—	$—	$—	$2.2	$—
U.S. Government and agency securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$2.2	$—	$—	$—	$2.2	$—

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

(In millions)	As of
	September 30, 2021		December 31, 2020
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$2.1	$2.1	$1.1	$1.1
Over one year to five years	61.2	62.0	58.1	60.0
Over five years to ten years	2.9	2.9	4.7	4.8
Over ten years	0.1	0.1	0.2	0.2
Total restricted securities available for sale	$66.3	$67.1	$64.1	$66.1

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of September 30, 2021
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,776.6	$3,909.2	$9,685.8
Allowance for credit losses	(1,746.0)	(1,357.2)	(3,103.2)
Loans receivable, net	$4,030.6	$2,552.0	$6,582.6

(In millions)	As of December 31, 2020
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,869.6	$4,255.2	$10,124.8
Allowance for credit losses	(1,702.1)	(1,634.8)	(3,336.9)
Loans receivable, net	$4,167.5	$2,620.4	$6,787.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended September 30, 2021
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,869.3	$4,097.2	$9,966.5	$(1,733.4)	$(1,465.0)	$(3,198.4)	$4,135.9	$2,632.2	$6,768.1
Finance charges	347.5	283.2	630.7	(103.9)	(84.7)	(188.6)	243.6	198.5	442.1
Provision for credit losses	—	—	—	9.5	(1.2)	8.3	9.5	(1.2)	8.3
New Consumer Loan assignments (1)	467.5	232.5	700.0	—	—	—	467.5	232.5	700.0
Collections (2)	(860.7)	(524.6)	(1,385.3)	—	—	—	(860.7)	(524.6)	(1,385.3)
Accelerated Dealer Holdback payments	9.4	—	9.4	—	—	—	9.4	—	9.4
Dealer Holdback payments	37.8	—	37.8	—	—	—	37.8	—	37.8
Transfers (3)	(20.8)	20.8	—	6.2	(6.2)	—	(14.6)	14.6	—
Write-offs	(75.7)	(200.6)	(276.3)	75.7	200.6	276.3	—	—	—
Recoveries (4)	0.1	0.7	0.8	(0.1)	(0.7)	(0.8)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$5,776.6	$3,909.2	$9,685.8	$(1,746.0)	$(1,357.2)	$(3,103.2)	$4,030.6	$2,552.0	$6,582.6

	For the Three Months Ended September 30, 2020
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,810.8	$4,285.1	$10,095.9	$(1,623.6)	$(1,722.5)	$(3,346.1)	$4,187.2	$2,562.6	$6,749.8
Finance charges	336.8	259.8	596.6	(95.6)	(96.6)	(192.2)	241.2	163.2	404.4
Provision for credit losses	—	—	—	26.4	3.4	29.8	26.4	3.4	29.8
New Consumer Loan assignments (1)	519.0	333.1	852.1	—	—	—	519.0	333.1	852.1
Collections (2)	(780.2)	(440.1)	(1,220.3)	—	—	—	(780.2)	(440.1)	(1,220.3)
Accelerated Dealer Holdback payments	11.7	—	11.7	—	—	—	11.7	—	11.7
Dealer Holdback payments	35.5	—	35.5	—	—	—	35.5	—	35.5
Transfers (3)	(30.0)	30.0	—	9.9	(9.9)	—	(20.1)	20.1	—
Write-offs	(48.3)	(150.1)	(198.4)	48.3	150.1	198.4	—	—	—
Recoveries (4)	0.2	0.6	0.8	(0.2)	(0.6)	(0.8)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$5,857.7	$4,318.4	$10,176.1	$(1,634.8)	$(1,676.1)	$(3,310.9)	$4,222.9	$2,642.3	$6,865.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended September 30, 2021
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,869.6	$4,255.2	$10,124.8	$(1,702.1)	$(1,634.8)	$(3,336.9)	$4,167.5	$2,620.4	$6,787.9
Finance charges	1,043.4	844.8	1,888.2	(308.7)	(267.1)	(575.8)	734.7	577.7	1,312.4
Provision for credit losses	—	—	—	36.8	(19.3)	17.5	36.8	(19.3)	17.5
New Consumer Loan assignments (1)	1,626.2	905.3	2,531.5	—	—	—	1,626.2	905.3	2,531.5
Collections (2)	(2,633.9)	(1,592.5)	(4,226.4)	—	—	—	(2,633.9)	(1,592.5)	(4,226.4)
Accelerated Dealer Holdback payments	36.0	—	36.0	—	—	—	36.0	—	36.0
Dealer Holdback payments	117.2	—	117.2	—	—	—	117.2	—	117.2
Transfers (3)	(87.7)	87.7	—	27.3	(27.3)	—	(60.4)	60.4	—
Write-offs	(201.9)	(593.2)	(795.1)	201.9	593.2	795.1	—	—	—
Recoveries (4)	1.2	1.9	3.1	(1.2)	(1.9)	(3.1)	—	—	—
Deferral of Loan origination costs	6.5	—	6.5	—	—	—	6.5	—	6.5
Balance, end of period	$5,776.6	$3,909.2	$9,685.8	$(1,746.0)	$(1,357.2)	$(3,103.2)	$4,030.6	$2,552.0	$6,582.6

	For the Nine Months Ended September 30, 2020
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,623.3	$2,597.9	$7,221.2	$(428.0)	$(108.0)	$(536.0)	$4,195.3	$2,489.9	$6,685.2
Adoption of CECL (5)	940.2	1,523.4	2,463.6	(940.2)	(1,523.4)	(2,463.6)	—	—	—
Finance charges	972.3	722.0	1,694.3	(270.3)	(279.5)	(549.8)	702.0	442.5	1,144.5
Provision for credit losses	—	—	—	(202.8)	(261.5)	(464.3)	(202.8)	(261.5)	(464.3)
New Consumer Loan assignments (1)	1,751.1	1,161.4	2,912.5	—	—	—	1,751.1	1,161.4	2,912.5
Collections (2)	(2,313.1)	(1,250.8)	(3,563.9)	—	—	—	(2,313.1)	(1,250.8)	(3,563.9)
Accelerated Dealer Holdback payments	34.6	—	34.6	—	—	—	34.6	—	34.6
Dealer Holdback payments	109.9	—	109.9	—	—	—	109.9	—	109.9
Transfers (3)	(90.3)	90.3	—	29.5	(29.5)	—	(60.8)	60.8	—
Write-offs	(177.8)	(527.1)	(704.9)	177.8	527.1	704.9	—	—	—
Recoveries (4)	0.8	1.3	2.1	(0.8)	(1.3)	(2.1)	—	—	—
Deferral of Loan origination costs	6.7	—	6.7	—	—	—	6.7	—	6.7
Balance, end of period	$5,857.7	$4,318.4	$10,176.1	$(1,634.8)	$(1,676.1)	$(3,310.9)	$4,222.9	$2,642.3	$6,865.2

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

(In millions)	For the Three Months Ended September 30, 2021
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$32.0	$43.5	$75.5
Forecast changes	(41.5)	(42.3)	(83.8)
Total	$(9.5)	$1.2	$(8.3)

(In millions)	For the Three Months Ended September 30, 2020
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$45.6	$68.5	$114.1
Forecast changes	(72.0)	(71.9)	(143.9)
Total	$(26.4)	$(3.4)	$(29.8)

(In millions)	For the Nine Months Ended September 30, 2021
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$123.2	$175.7	$298.9
Forecast changes	(160.0)	(156.4)	(316.4)
Total	$(36.8)	$19.3	$(17.5)

(In millions)	For the Nine Months Ended September 30, 2020
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$171.3	$254.9	$426.2
Forecast changes	31.5	6.6	38.1
Total	$202.8	$261.5	$464.3

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

(In millions)	For the Three Months Ended September 30, 2021
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$718.5	$479.8	$1,198.3
Expected net cash flows at the time of assignment (2)	647.6	323.2	970.8
Loans receivable at the time of assignment (3)	467.5	232.5	700.0

Provision for credit losses expense at the time of assignment	$(32.0)	$(43.5)	$(75.5)
Expected future finance charges at the time of assignment (4)	212.1	134.2	346.3
Expected net Loan income at the time of assignment (5)	$180.1	$90.7	$270.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended September 30, 2020
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$823.0	$730.8	$1,553.8
Expected net cash flows at the time of assignment (2)	733.6	475.3	1,208.9
Loans receivable at the time of assignment (3)	519.0	333.1	852.1

Provision for credit losses expense at the time of assignment	$(45.6)	$(68.5)	$(114.1)
Expected future finance charges at the time of assignment (4)	260.2	210.7	470.9
Expected net Loan income at the time of assignment (5)	$214.6	$142.2	$356.8

(In millions)	For the Nine Months Ended September 30, 2021
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,538.8	$1,919.0	$4,457.8
Expected net cash flows at the time of assignment (2)	2,283.6	1,272.6	3,556.2
Loans receivable at the time of assignment (3)	1,626.2	905.3	2,531.5

Provision for credit losses expense at the time of assignment	$(123.2)	$(175.7)	$(298.9)
Expected future finance charges at the time of assignment (4)	780.6	543.0	1,323.6
Expected net Loan income at the time of assignment (5)	$657.4	$367.3	$1,024.7

(In millions)	For the Nine Months Ended September 30, 2020
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,787.2	$2,566.4	$5,353.6
Expected net cash flows at the time of assignment (2)	2,471.7	1,633.5	4,105.2
Loans receivable at the time of assignment (3)	1,751.1	1,161.4	2,912.5

Provision for credit losses expense at the time of assignment	$(171.3)	$(254.9)	$(426.2)
Expected future finance charges at the time of assignment (4)	891.9	727.0	1,618.9
Expected net Loan income at the time of assignment (5)	$720.6	$472.1	$1,192.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended September 30, 2021
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,626.5	$3,984.7	$9,611.2
New Consumer Loan assignments (1)	647.6	323.2	970.8
Realized net cash flows (2)	(813.5)	(524.6)	(1,338.1)
Forecast changes	20.3	62.0	82.3
Transfers (3)	(21.5)	23.5	2.0
Balance, end of period	$5,459.4	$3,868.8	$9,328.2

(In millions)	For the Three Months Ended September 30, 2020
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,745.2	$3,731.6	$9,476.8
New Consumer Loan assignments (1)	733.6	475.3	1,208.9
Realized net cash flows (2)	(733.0)	(440.1)	(1,173.1)
Forecast changes	39.5	99.0	138.5
Transfers (3)	(28.7)	30.5	1.8
Balance, end of period	$5,756.6	$3,896.3	$9,652.9

(In millions)	For the Nine Months Ended September 30, 2021
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,664.3	$3,880.1	$9,544.4
New Consumer Loan assignments (1)	2,283.6	1,272.6	3,556.2
Realized net cash flows (2)	(2,480.7)	(1,592.5)	(4,073.2)
Forecast changes	79.9	214.3	294.2
Transfers (3)	(87.7)	94.3	6.6
Balance, end of period	$5,459.4	$3,868.8	$9,328.2

(In millions)	For the Nine Months Ended September 30, 2020
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,577.0	$3,428.2	$9,005.2
New Consumer Loan assignments (1)	2,471.7	1,633.5	4,105.2
Realized net cash flows (2)	(2,168.6)	(1,250.8)	(3,419.4)
Forecast changes	(36.5)	(7.1)	(43.6)
Transfers (3)	(87.0)	92.5	5.5
Balance, end of period	$5,756.6	$3,896.3	$9,652.9

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

The following table compares our forecast of Consumer Loan collection rates as of September 30, 2021 with the forecasts as of June 30, 2021, December 31, 2020 and at the time of assignment, segmented by year of assignment:

	Total Loans as of September 30, 2021
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2021	June 30, 2021	December 31, 2020	Initial Forecast	June 30, 2021	December 31, 2020	Initial Forecast
2012	73.8%	73.8%	73.8%	71.4%	0.0%	0.0%	2.4%
2013	73.4%	73.4%	73.4%	72.0%	0.0%	0.0%	1.4%
2014	71.6%	71.6%	71.6%	71.8%	0.0%	0.0%	-0.2%
2015	65.1%	65.2%	65.2%	67.7%	-0.1%	-0.1%	-2.6%
2016	63.6%	63.7%	63.6%	65.4%	-0.1%	0.0%	-1.8%
2017	64.4%	64.4%	64.1%	64.0%	0.0%	0.3%	0.4%
2018	65.0%	64.7%	64.0%	63.6%	0.3%	1.0%	1.4%
2019	66.2%	65.8%	64.4%	64.0%	0.4%	1.8%	2.2%
2020	67.7%	67.0%	64.8%	63.4%	0.7%	2.9%	4.3%
2021	66.4%	65.8%	—	66.0%	0.6%	—	0.4%

	Dealer Loans as of September 30, 2021
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2021	June 30, 2021	December 31, 2020	Initial Forecast	June 30, 2021	December 31, 2020	Initial Forecast
2012	73.6%	73.6%	73.6%	71.3%	0.0%	0.0%	2.3%
2013	73.3%	73.3%	73.4%	72.1%	0.0%	-0.1%	1.2%
2014	71.5%	71.5%	71.5%	71.9%	0.0%	0.0%	-0.4%
2015	64.4%	64.5%	64.5%	67.5%	-0.1%	-0.1%	-3.1%
2016	62.9%	62.9%	62.8%	65.1%	0.0%	0.1%	-2.2%
2017	63.7%	63.7%	63.4%	63.8%	0.0%	0.3%	-0.1%
2018	64.4%	64.2%	63.5%	63.6%	0.2%	0.9%	0.8%
2019	65.9%	65.4%	64.1%	63.9%	0.5%	1.8%	2.0%
2020	67.4%	66.6%	64.5%	63.3%	0.8%	2.9%	4.1%
2021	66.2%	65.6%	—	66.0%	0.6%	—	0.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Purchased Loans as of September 30, 2021
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2021	June 30, 2021	December 31, 2020	Initial Forecast	June 30, 2021	December 31, 2020	Initial Forecast
2012	75.9%	75.9%	75.9%	71.4%	0.0%	0.0%	4.5%
2013	74.2%	74.3%	74.3%	71.6%	-0.1%	-0.1%	2.6%
2014	72.4%	72.5%	72.4%	70.9%	-0.1%	0.0%	1.5%
2015	68.9%	68.9%	68.8%	68.5%	0.0%	0.1%	0.4%
2016	65.8%	65.8%	65.8%	66.5%	0.0%	0.0%	-0.7%
2017	66.0%	65.9%	65.6%	64.6%	0.1%	0.4%	1.4%
2018	66.2%	65.9%	65.1%	63.5%	0.3%	1.1%	2.7%
2019	66.9%	66.4%	65.1%	64.2%	0.5%	1.8%	2.7%
2020	68.2%	67.5%	65.4%	63.6%	0.7%	2.8%	4.6%
2021	66.8%	66.0%	—	65.9%	0.8%	—	0.9%

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

We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of September 30, 2021 and December 31, 2020, segmented by year of assignment:

(In millions)	Total Loans as of September 30, 2021 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$16.8	$6.3	$56.4	$121.5	$201.0
2017	137.5	46.1	187.1	24.6	395.3
2018	573.0	197.3	418.1	4.7	1,193.1
2019	1,315.7	455.6	584.3	0.5	2,356.1
2020	1,911.1	561.7	346.5	—	2,819.3
2021	2,284.7	391.8	44.5	—	2,721.0
	$6,238.8	$1,658.8	$1,636.9	$151.3	$9,685.8

(In millions)	Dealer Loans as of September 30, 2021 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$6.0	$2.2	$20.4	$87.6	$116.2
2017	66.9	22.6	91.3	16.2	197.0
2018	292.9	98.2	207.9	3.0	602.0
2019	649.5	216.9	280.2	0.3	1,146.9
2020	1,246.9	355.1	218.2	—	1,820.2
2021	1,595.3	268.8	30.2	—	1,894.3
	$3,857.5	$963.8	$848.2	$107.1	$5,776.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Purchased Loans as of September 30, 2021 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$10.8	$4.1	$36.0	$33.9	$84.8
2017	70.6	23.5	95.8	8.4	198.3
2018	280.1	99.1	210.2	1.7	591.1
2019	666.2	238.7	304.1	0.2	1,209.2
2020	664.2	206.6	128.3	—	999.1
2021	689.4	123.0	14.3	—	826.7
	$2,381.3	$695.0	$788.7	$44.2	$3,909.2

(In millions)	Total Loans as of December 31, 2020 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$4.8	$2.2	$16.1	$99.0	$122.1
2016	73.5	29.1	119.3	41.7	263.6
2017	320.9	121.0	277.5	7.2	726.6
2018	962.8	374.6	513.9	1.0	1,852.3
2019	1,985.2	745.6	610.8	—	3,341.6
2020	3,002.0	663.8	152.8	—	3,818.6
	$6,349.2	$1,936.3	$1,690.4	$148.9	$10,124.8

(In millions)	Dealer Loans as of December 31, 2020 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$2.1	$1.0	$7.9	$76.1	$87.1
2016	31.9	12.3	55.7	31.1	131.0
2017	170.5	62.7	143.3	5.1	381.6
2018	523.3	197.5	267.4	0.7	988.9
2019	1,046.9	383.5	310.2	—	1,740.6
2020	2,009.5	433.1	97.8	—	2,540.4
	$3,784.2	$1,090.1	$882.3	$113.0	$5,869.6

(In millions)	Purchased Loans as of December 31, 2020 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and Prior	$2.7	$1.2	$8.2	$22.9	$35.0
2016	41.6	16.8	63.6	10.6	132.6
2017	150.4	58.3	134.2	2.1	345.0
2018	439.5	177.1	246.5	0.3	863.4
2019	938.3	362.1	300.6	—	1,601.0
2020	992.5	230.7	55.0	—	1,278.2
	$2,565.0	$846.2	$808.1	$35.9	$4,255.2

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

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the current period. We have continued to apply this adjustment to our forecast through the third quarter of 2021 as it continues to represent our best estimate of the impact of the COVID-19 pandemic on future net cash flows. The COVID-19 pandemic has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio.

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net assumed written premiums	$12.1	$14.7	$45.9	$49.3
Net premiums earned	15.4	15.1	45.6	42.2
Provision for claims	10.0	10.7	29.3	28.8
Amortization of capitalized acquisition costs	0.2	0.4	1.0	1.0

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	September 30, 2021	December 31, 2020
Trust assets	Restricted cash and cash equivalents	$0.1	$0.7
Trust assets	Restricted securities available for sale	67.1	66.1
Unearned premium	Accounts payable and accrued liabilities	48.8	48.5
Claims reserve (1)	Accounts payable and accrued liabilities	2.5	2.3

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Ancillary product profit sharing	$9.6	$4.1	$25.0	$22.3
Remarketing fees	1.9	1.1	6.0	5.7
Dealer enrollment fees	0.5	0.7	1.6	2.5
Dealer support products and services	0.2	0.5	0.9	1.5
Interest	0.2	0.4	0.9	2.6
Other	0.2	0.2	0.4	0.6
Total	$12.6	$7.0	$34.8	$35.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended September 30, 2021
	Ancillary product profit sharing	Remarketing fees	Dealer enrollment fees	Dealer support products and services	Interest	Other	Total Other Income
Source of income
Third Party Providers	$9.6	$—	$—	$—	$0.2	$0.2	$10.0
Dealers	—	1.9	0.5	0.2	—	—	2.6
Total	$9.6	$1.9	$0.5	$0.2	$0.2	$0.2	$12.6

Timing of revenue recognition
Over time	$9.6	$—	$0.5	$—	$0.2	$—	$10.3
At a point in time	—	1.9	—	0.2	—	0.2	2.3
Total	$9.6	$1.9	$0.5	$0.2	$0.2	$0.2	$12.6

(In millions)	For the Nine Months Ended September 30, 2021
	Ancillary product profit sharing	Remarketing fees	Dealer enrollment fees	Dealer support products and services	Interest	Other	Total Other Income
Source of income
Third Party Providers	$25.0	$—	$—	$—	$0.9	$0.4	$26.3
Dealers	—	6.0	1.6	0.9	—	—	8.5
Total	$25.0	$6.0	$1.6	$0.9	$0.9	$0.4	$34.8

Timing of revenue recognition
Over time	$25.0	$—	$1.6	$—	$0.9	$—	$27.5
At a point in time	—	6.0	—	0.9	—	0.4	7.3
Total	$25.0	$6.0	$1.6	$0.9	$0.9	$0.4	$34.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
9.           DEBT

Debt consists of the following:

(In millions)	As of September 30, 2021
	Principal Outstanding	Unamortized Debt Issuance Costs	Carrying Amount
Revolving secured line of credit (1)	$72.2	$—	$72.2
Secured financing (2)	3,752.7	(19.7)	3,733.0
Senior notes	800.0	(8.0)	792.0
Mortgage note	9.9	—	9.9
Total debt	$4,634.8	$(27.7)	$4,607.1

(In millions)	As of December 31, 2020
	Principal Outstanding	Unamortized Debt Issuance Costs	Carrying Amount
Revolving secured line of credit (1)	$95.9	$—	$95.9
Secured financing (2)	3,728.7	(17.1)	3,711.6
Senior notes	800.0	(9.4)	790.6
Mortgage note	10.5	—	10.5
Total debt	$4,635.1	$(26.5)	$4,608.6

(1)Excludes deferred debt issuance costs of $2.3 million and $3.2 million as of September 30, 2021 and December 31, 2020, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of September 30, 2021 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount		Interest Rate Basis as of September 30, 2021
Revolving Secured Line of Credit	n/a	06/22/2023		$340.0	(1)	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	04/30/2024	(3)	400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	11/17/2023	(3)	300.0		LIBOR plus 210 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/18/2023	(5)	125.0		LIBOR plus 225 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2022	(3)	75.0		LIBOR plus 200 basis points
Warehouse Facility VII (2)	CAC Warehouse Funding LLC VII	12/16/2021	(6)	150.0		Commercial paper rate plus 200 basis points (4)
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/01/2024	(3)	200.0		LIBOR plus 190 basis points (4)
Term ABS 2018-3 (2)	Credit Acceptance Funding LLC 2018-3	08/17/2020	(3)	398.3		Fixed rate
Term ABS 2019-1 (2)	Credit Acceptance Funding LLC 2019-1	02/15/2021	(3)	402.5		Fixed rate
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/2022	(7)	500.0		Fixed rate
Term ABS 2019-3 (2)	Credit Acceptance Funding LLC 2019-3	11/15/2021	(3)	351.7		Fixed rate
Term ABS 2020-1 (2)	Credit Acceptance Funding LLC 2020-1	02/15/2022	(3)	500.0		Fixed rate
Term ABS 2020-2 (2)	Credit Acceptance Funding LLC 2020-2	07/15/2022	(3)	481.8		Fixed rate
Term ABS 2020-3 (2)	Credit Acceptance Funding LLC 2020-3	10/17/2022	(3)	600.0		Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/15/2023	(3)	100.0		LIBOR plus 198.5 basis points (4)
Term ABS 2021-2 (2)	Credit Acceptance Funding LLC 2021-2	02/15/2023	(3)	500.0		Fixed rate
Term ABS 2021-3 (2)	Credit Acceptance Funding LLC 2021-3	05/15/2023	(3)	450.0		Fixed rate
2024 Senior Notes	n/a	12/31/2024		400.0		Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0		Fixed rate
Mortgage Note (2)	Chapter 4 Properties, LLC	08/06/2023		12.0		LIBOR plus 150 basis points

(1)The amount of the facility will decrease by $35.0 million on June 22, 2022. For additional information, see Note 16.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revolving Secured Line of Credit
Maximum outstanding principal balance	$72.2	$287.7	$216.0	$296.6
Average outstanding principal balance	1.5	124.9	26.9	119.7
Warehouse Facility II
Maximum outstanding principal balance	—	201.0	201.0	201.0
Average outstanding principal balance	—	161.5	15.6	127.8
Warehouse Facility IV
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility V
Maximum outstanding principal balance	—	75.0	—	75.0
Average outstanding principal balance	—	17.9	—	25.5
Warehouse Facility VI
Maximum outstanding principal balance	—	50.0	—	50.0
Average outstanding principal balance	—	50.0	—	20.3
Warehouse Facility VII
Maximum outstanding principal balance	—	125.0	—	125.0
Average outstanding principal balance	—	102.5	—	75.0
Warehouse Facility VIII
Maximum outstanding principal balance	—	149.0	—	149.0
Average outstanding principal balance	—	35.6	—	37.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2021	December 31, 2020
Revolving Secured Line of Credit
Principal balance outstanding	$72.2	$95.9
Amount available for borrowing (1)	267.8	244.1
Interest rate	2.53%	2.02%
Warehouse Facility II
Principal balance outstanding	$—	$75.0
Amount available for borrowing (1)	400.0	325.0
Loans pledged as collateral	—	91.8
Restricted cash and cash equivalents pledged as collateral	1.0	3.0
Interest rate	—%	1.90%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	125.0	125.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	150.0	150.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2017-3
Principal balance outstanding	$—	$70.9
Loans pledged as collateral	—	215.8
Restricted cash and cash equivalents pledged as collateral	—	23.2
Interest rate	—%	3.41%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2018-1
Principal balance outstanding	$—	$196.4
Loans pledged as collateral	—	394.1
Restricted cash and cash equivalents pledged as collateral	—	36.2
Interest rate	—%	3.61%
Term ABS 2018-2
Principal balance outstanding	$—	$254.3
Loans pledged as collateral	—	410.0
Restricted cash and cash equivalents pledged as collateral	—	34.6
Interest rate	—%	3.85%
Term ABS 2018-3
Principal balance outstanding	$72.9	$296.1
Loans pledged as collateral	262.9	408.8
Restricted cash and cash equivalents pledged as collateral	30.5	32.9
Interest rate	4.04%	3.78%
Term ABS 2019-1
Principal balance outstanding	$196.3	$402.5
Loans pledged as collateral	340.8	482.3
Restricted cash and cash equivalents pledged as collateral	35.4	35.4
Interest rate	3.73%	3.53%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	586.4	575.4
Restricted cash and cash equivalents pledged as collateral	51.8	41.2
Interest rate	3.13%	3.13%
Term ABS 2019-3
Principal balance outstanding	$351.7	$351.7
Loans pledged as collateral	407.9	420.9
Restricted cash and cash equivalents pledged as collateral	37.9	30.8
Interest rate	2.56%	2.56%
Term ABS 2020-1
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	605.8	749.3
Restricted cash and cash equivalents pledged as collateral	53.1	48.8
Interest rate	2.18%	2.18%
Term ABS 2020-2
Principal balance outstanding	$481.8	$481.8
Loans pledged as collateral	581.1	606.6
Restricted cash and cash equivalents pledged as collateral	49.6	41.1
Interest rate	1.65%	1.65%
Term ABS 2020-3
Principal balance outstanding	$600.0	$600.0
Loans pledged as collateral	709.5	759.1
Restricted cash and cash equivalents pledged as collateral	58.7	49.3
Interest rate	1.44%	1.44%
Term ABS 2021-1
Principal balance outstanding	$100.0	$—
Loans pledged as collateral	151.7	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Restricted cash and cash equivalents pledged as collateral	10.7	—
Interest rate	2.07%	—%
Term ABS 2021-2
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	667.8	—
Restricted cash and cash equivalents pledged as collateral	51.8	—
Interest rate	1.12%	—%
Term ABS 2021-3
Principal balance outstanding	$450.0	$—
Loans pledged as collateral	642.3	—
Restricted cash and cash equivalents pledged as collateral	45.4	—
Interest rate	1.14%	—%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
Mortgage Note
Principal balance outstanding	$9.9	$10.5
Interest rate	1.59%	1.65%
(1)Availability may be limited by the amount of assets pledged as collateral.

Revolving Secured Line of Credit Facility

We have a $340.0 million revolving secured line of credit facility with a commercial bank syndicate. The amount of the facility will decrease by $35.0 million on June 22, 2022. For additional information, see Note 16. Borrowings under the revolving secured line of credit facility, including any letters of credit issued under the facility, are subject to a borrowing-base limitation. This limitation equals 80% of the value of Loans, as defined in the agreement, less a hedging reserve (not exceeding $1.0 million), and the amount of other debt secured by the collateral which secures the revolving secured line of credit facility. Borrowings under the revolving secured line of credit facility agreement are secured by a lien on most of our assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The subsidiaries pay us a monthly servicing fee equal to 6% (4% for Warehouse Facility II and Warehouse Facility VIII) of the collections received with respect to the contributed Loans. The servicing fee is paid out of the collections. Except for the servicing fee and holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain a portion of such collections provided that the borrowing base requirements of the facility are satisfied.

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than those of Term ABS 2019-2 and 2021-1, contributed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2 and 2021-1 transactions pledged the Loans to the respective lenders. The Term ABS 2018-3, 2019-1, 2019-3, 2020-1, 2020-2, 2020-3, 2021-2 and 2021-3 transactions each consist of three classes of notes.

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

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2018-3	August 23, 2018	$500.1	Through August 17, 2020
Term ABS 2019-1	February 21, 2019	503.1	Through February 15, 2021
Term ABS 2019-2	August 28, 2019	625.1	Through August 15, 2022
Term ABS 2019-3	November 21, 2019	439.6	Through November 15, 2021
Term ABS 2020-1	February 20, 2020	625.1	Through February 15, 2022
Term ABS 2020-2	July 23, 2020	602.3	Through July 15, 2022
Term ABS 2020-3	October 22, 2020	750.1	Through October 17, 2022
Term ABS 2021-1	January 29, 2021	125.1	Through February 15, 2023
Term ABS 2021-2	February 18, 2021	625.1	Through February 15, 2023
Term ABS 2021-3	May 20, 2021	562.6	Through May 15, 2023

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

Debt Covenants

As of September 30, 2021, we were in compliance with our covenants under the revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income, as defined in the agreements, of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the contributed assets.

Our Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of September 30, 2021, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of September 30, 2021 and December 31, 2020:

(Dollars in millions)
As of September 30, 2021
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

The interest rate caps have not been designated as hedging instruments. As of September 30, 2021 and December 31, 2020, the interest rate caps had a fair value of $0.1 million as the capped rates were significantly above market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes	3.3%	2.9%	3.1%	3.0%
Excess tax benefits from stock-based compensation plans	—%	—%	-0.1%	-0.8%
Other	0.4%	0.1%	0.1%	0.4%
Effective income tax rate	24.7%	24.0%	24.1%	23.6%

State income taxes

State income taxes include non-deductible expenses related to uncertain tax positions. The impact of these non-deductible expenses on our effective income tax rate for the three months ended September 30, 2021 increased from the same period in 2020 primarily due to an increase in the proportion of pre-tax income reserved for uncertain tax positions.

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

Other

Other items impacting our effective income tax rate primarily consist of non-deductible executive compensation expenses. The impact of other items on our effective income tax rate for the three months ended September 30, 2021 increased from the same period in 2020 primarily due to an increase in non-deductible executive compensation, which was primarily the result of stock options granted under our Amended and Restated Incentive Compensation Plan, which was approved by shareholders in July 2021. The impact of other items on our effective income tax rate for the nine months ended September 30, 2021 decreased from the same period in 2020 primarily due to the increase in pre-tax income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares outstanding:
Common shares	15,430,120	17,526,660	16,186,518	17,645,184
Vested restricted stock units	365,843	318,125	356,808	312,747
Basic number of weighted average shares outstanding	15,795,963	17,844,785	16,543,326	17,957,931
Dilutive effect of restricted stock, restricted stock units and stock options	33,203	4,980	16,313	15,160
Dilutive number of weighted average shares outstanding	15,829,166	17,849,765	16,559,639	17,973,091

For the three and nine months ended September 30, 2021, there were 120,217 and 204,557 stock options outstanding, respectively, that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2021, there were no shares of restricted stock or restricted stock units outstanding that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2020, there were no stock options, shares of restricted stock, or restricted stock units outstanding that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

13.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three and nine months ended September 30, 2021 and 2020:

(Dollars in millions)	For the Three Months Ended September 30,
	2021		2020
	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	1,286,246	$704.1	—	$—

(Dollars in millions)	For the Nine Months Ended September 30,
	2021		2020
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	2,270,751	$1,091.2	710,157	$300.6
Other (2)	7,066	2.7	15,063	6.5
Total	2,277,817	$1,093.9	725,220	$307.1

(1)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 or otherwise. On September 28, 2021, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of September 30, 2021, we had authorization to repurchase 2,231,859 shares of our common stock.
(2)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$14.7	$—	$14.7	$—
Restricted stock	0.1	0.4	(7.8)	1.5
Restricted stock units	0.4	1.1	(1.5)	3.2
Total	$15.2	$1.5	$5.4	$4.7

During the third quarter of 2021, we recognized $14.7 million in stock-based compensation expense for stock options granted under our Amended and Restated Incentive Compensation Plan, which was approved by shareholders in July 2021. During the second quarter of 2021, we recognized an $11.5 million reversal of stock-based compensation expense due to the forfeiture of unvested restricted stock and restricted stock units upon the retirement of our former Chief Executive Officer in May 2021.

A summary of the non-vested restricted stock activity is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2020	122,718	$117.88
Vested	(12,130)	177.77
Forfeited	(109,054)	106.67
Non-vested as of September 30, 2021	1,534	$441.54

A summary of the restricted stock unit activity is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2020	412,602	$138.65
Granted	7,302	366.07
Converted	(11,416)	190.32
Forfeited	(31,418)	110.33
Outstanding as of September 30, 2021	377,070	$143.85

Stock option grants

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

Under GAAP, if a stock award is subject to shareholder approval, it is not considered granted for accounting purposes until that approval is received. Shareholder Approval was received at our annual meeting of shareholders on July 21, 2021. Accordingly, the accounting grant date of the 770,500 previously-awarded time-based stock options was July 21, 2021. The $145.3 million grant date fair value of those stock options is being recognized as stock-based compensation expense over the requisite service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
During the third quarter of 2021, we granted an additional 8,000 time-based stock options with an exercise price of $563.10 per share and a grant date fair value of $171.36 per share.

We expect to recognize the future expense of the stock options as follows:

(in millions)
Year	Total Projected Expense of Stock Options
Remainder of 2021	$18.9
2022	36.9
2023	36.3
2024	36.3
2025	2.2
Total	$130.6

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
(UNAUDITED)
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

On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On November 20, 2017 we received a second civil investigative demand from the Office of the Attorney General seeking updated information on its original civil investigative demand, additional information related to the Company's origination and collection of Consumer Loans, and information regarding securitization activities. In connection with this inquiry, we were informed by representatives of the Office of the Attorney General that it believes that the Company may have engaged in unfair and deceptive acts or practices related to the origination and collection of auto loans, which may have caused some of the Company’s representations and warranties contained in securitization documents to be inaccurate. On July 22, 2020, we received a third civil investigative demand from the Office of the Attorney General seeking updates on previously produced data and additional information related to the Company's origination of Consumer Loans. On August 30, 2020, we were served with a complaint, filed by the Attorney General in Massachusetts Superior Court in Suffolk County, alleging that the Company engaged in unfair and deceptive trade practices in subprime auto lending, debt collection and asset-backed securitizations in the Commonwealth of Massachusetts, in violation of the Massachusetts Consumer Protection Law, M.G.L. c. 93A. The complaint seeks injunctive relief, restitution, disgorgement, civil penalties and payment of the Commonwealth’s attorney’s fees and costs. On March 15, 2021, the court entered an order denying a motion by the Company to dismiss four of the Commonwealth’s seven claims and granting in part and denying in part a motion by the Commonwealth for partial summary judgment on three of its claims. On April 27, 2021, the Company and the Commonwealth reached an agreement in principle to settle this lawsuit, and, as a result, we estimated a probable loss of $27.2 million, all of which was recognized as a contingent loss during the first quarter of 2021. On September 1, 2021, we entered into a settlement agreement with the Office of the Attorney General, reflecting the parties’ agreement to settle and fully resolve the claims asserted against us. We agreed to make a payment in the total amount of $27.2 million to an independent trust for purposes of making payments to provide relief for eligible Massachusetts consumers, paying costs of implementation of the agreement and paying the Attorney General’s costs of investigation, and to pay up to $95,000 to cover costs and expenses incurred by an independent trustee for management of the independent trust.

An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)
16.        SUBSEQUENT EVENTS

On October 6, 2021, we increased the financing amount on our revolving secured line of credit facility with a commercial bank syndicate from $340.0 million to $385.0 million. We also extended the maturity of the facility from June 22, 2023 to June 22, 2024. The amount of the facility will decrease from $385.0 million to $350.0 million on June 22, 2022, and will further decrease from $350.0 million to $325.0 million on June 22, 2023.

On October 15, 2021, we extended the date on which our $75.0 million Warehouse Facility VI will cease to revolve from September 30, 2022 to September 30, 2024.

On October 28, 2021, we completed a $250.1 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected annualized cost of approximately 1.8% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

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

For the three months ended September 30, 2021, consolidated net income was $250.0 million, or $15.79 per diluted share, compared to consolidated net income of $242.1 million, or $13.56 per diluted share, for the same period in 2020 primarily due to an increase in finance charges, partially offset by a smaller reversal of provision for credit losses. The increase in finance charges was primarily due to an increase in the average yield on our Loan portfolio, which was primarily the result of the adoption of CECL on January 1, 2020. The smaller reversal of provision for credit losses was primarily due to a smaller improvement in Consumer Loan performance, partially offset by a decrease in new Consumer Loan assignment volume. Our results for the three months ended September 30, 2021 included:
•An increase in forecasted collection rates for Consumer Loans assigned in 2018 through 2021, which increased forecasted net cash flows from our loan portfolio by $82.3 million.
•Forecasted profitability per Consumer Loan assignment that is in excess of our initial estimate for Consumer Loans assigned in 2021 and significantly in excess of our initial estimates for Consumer Loans assigned in 2018 through 2020.
•A decline in Consumer Loan assignment volume, as unit and dollar volumes declined 29.4% and 17.9%, respectively, as compared to the third quarter of 2020.
•Stock repurchases of approximately 1.3 million shares, which represented 8.0% of the shares outstanding at the beginning of the quarter.

For the nine months ended September 30, 2021, consolidated net income was $740.7 million, or $44.73 per diluted share, compared to consolidated net income of $254.7 million, or $14.17 per diluted share, for the same period in 2020 primarily due to a decrease in provision for credit losses and an increase in finance charges. The decrease in provision for credit losses was primarily due to an improvement in Consumer Loan performance and a decrease in new Consumer Loan assignment volume. The increase in finance charges was primarily due to an increase in the average yield on our Loan portfolio, which was primarily the result of the adoption of CECL on January 1, 2020. Our results for the nine months ended September 30, 2021 included:
•An increase in forecasted collection rates for Consumer Loans assigned in 2017 through 2021, which increased forecasted net cash flows from our loan portfolio by $294.2 million.
•Forecasted profitability per Consumer Loan assignment that is consistent with our initial estimate for Consumer Loans assigned in 2021 and significantly in excess of our initial estimates for Consumer Loans assigned in 2018 through 2020.
•A decline in Consumer Loan assignment volume, as unit and dollar volumes declined 21.1% and 13.1%, respectively, as compared to the same period of 2020.
•Stock repurchases of approximately 2.3 million shares, which represented 13.3% of the shares outstanding at the beginning of the year.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2021 with the forecasts as of June 30, 2021, as of December 31, 2020 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2021	June 30, 2021	December 31, 2020	Initial Forecast	June 30, 2021	December 31, 2020	Initial Forecast
2012	73.8%	73.8%	73.8%	71.4%	0.0%	0.0%	2.4%
2013	73.4%	73.4%	73.4%	72.0%	0.0%	0.0%	1.4%
2014	71.6%	71.6%	71.6%	71.8%	0.0%	0.0%	-0.2%
2015	65.1%	65.2%	65.2%	67.7%	-0.1%	-0.1%	-2.6%
2016	63.6%	63.7%	63.6%	65.4%	-0.1%	0.0%	-1.8%
2017	64.4%	64.4%	64.1%	64.0%	0.0%	0.3%	0.4%
2018	65.0%	64.7%	64.0%	63.6%	0.3%	1.0%	1.4%
2019	66.2%	65.8%	64.4%	64.0%	0.4%	1.8%	2.2%
2020	67.7%	67.0%	64.8%	63.4%	0.7%	2.9%	4.3%
2021 (2)	66.4%	65.8%	—	66.0%	0.6%	—	0.4%
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
(2)The forecasted collection rate for 2021 Consumer Loans as of September 30, 2021 includes both Consumer Loans that were in our portfolio as of June 30, 2021 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2021 Consumer Loan Assignment Period	September 30, 2021	June 30, 2021	Initial Forecast	June 30, 2021	Initial Forecast
January 1, 2021 through June 30, 2021	66.4%	65.8%	65.7%	0.6%	0.7%
July 1, 2021 through September 30, 2021	66.4%	—	66.9%	—	-0.5%

Consumer Loans assigned in 2012, 2013 and 2018 through 2020 have yielded forecasted collection results significantly better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results significantly worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates. For the three months ended September 30, 2021, forecasted collection rates improved for Consumer Loans assigned in 2018 through 2021 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2021, forecasted collection rates improved for Consumer Loans assigned in 2017 through 2021 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three and nine months ended September 30, 2021 and 2020 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Increase (Decrease) in Forecasted Net Cash Flows	2021	2020	2021	2020
Dealer Loans	$20.3	$39.5	$79.9	$(36.5)
Purchased Loans	62.0	99.0	214.3	(7.1)
Total	$82.3	$138.5	$294.2	$(43.6)

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under the GAAP methodology that we employ (known as CECL), changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the current period. We have continued to apply this adjustment to our forecast through the third quarter of 2021 as it continues to represent our best estimate of the impact of the COVID-19 pandemic on future net cash flows. The COVID-19 pandemic has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio.

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2012	$15,468	$7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020	24,262	10,656	59
2021 (3)	25,333	11,548	59

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
(3)The averages for 2021 Consumer Loans include both Consumer Loans that were in our portfolio as of June 30, 2021 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2021 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2021 through June 30, 2021	$24,788	$11,216	60
July 1, 2021 through September 30, 2021	26,938	12,527	59

The increase in the average Consumer Loan from the first six months of 2021 to the third quarter of 2021 was primarily the result of an increase in the average vehicle selling price.

Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2021. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of September 30, 2021
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2012	73.8%	46.3%	27.5%	99.8%
2013	73.4%	47.6%	25.8%	99.6%
2014	71.6%	47.7%	23.9%	99.3%
2015	65.1%	44.5%	20.6%	98.6%
2016	63.6%	43.8%	19.8%	97.0%
2017	64.4%	43.2%	21.2%	91.7%
2018	65.0%	43.5%	21.5%	80.1%
2019	66.2%	44.0%	22.2%	63.1%
2020	67.7%	43.9%	23.8%	39.8%
2021 (3)	66.4%	45.6%	20.8%	12.4%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Presented as a percentage of total forecasted collections.
(3)The forecasted collection rate, advance rate and spread for 2021 Consumer Loans as of September 30, 2021 include both Consumer Loans that were in our portfolio as of June 30, 2021 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates, and spreads for each of these segments:

	As of September 30, 2021
2021 Consumer Loan Assignment Period	Forecasted Collection %	Advance %	Spread %
January 1, 2021 through June 30, 2021	66.4%	45.2%	21.2%
July 1, 2021 through September 30, 2021	66.4%	46.5%	19.9%

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age. For 2017 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections. Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

The spread between the forecasted collection rate and the advance rate has ranged from 19.8% to 27.5%, on an annual basis, over the last 10 years. The spread was at the high end of this range in 2012, when the competitive environment was unusually favorable, and much lower during other years (2015 through 2019 and 2021) when competition was more intense. Despite intense competition, the spread in 2020 was higher than other recent years due to Consumer Loan performance, which has exceeded our initial estimates by a significantly greater margin than the other years presented. The decrease in the spread from 2020 to 2021 was primarily the result of the performance of 2020 Consumer Loans, partially offset by a higher initial spread on 2021 Consumer Loans, primarily due to a higher initial forecast on 2021 Consumer Loans. The decrease in the spread from the first six months of 2021 to the third quarter of 2021 was primarily due to Consumer Loan performance.

The following table compares our forecast of Consumer Loan collection rates as of September 30, 2021 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	September 30, 2021	Initial Forecast	Variance	September 30, 2021	Initial Forecast	Variance
2012	73.6%	71.3%	2.3%	75.9%	71.4%	4.5%
2013	73.3%	72.1%	1.2%	74.2%	71.6%	2.6%
2014	71.5%	71.9%	-0.4%	72.4%	70.9%	1.5%
2015	64.4%	67.5%	-3.1%	68.9%	68.5%	0.4%
2016	62.9%	65.1%	-2.2%	65.8%	66.5%	-0.7%
2017	63.7%	63.8%	-0.1%	66.0%	64.6%	1.4%
2018	64.4%	63.6%	0.8%	66.2%	63.5%	2.7%
2019	65.9%	63.9%	2.0%	66.9%	64.2%	2.7%
2020	67.4%	63.3%	4.1%	68.2%	63.6%	4.6%
2021	66.2%	66.0%	0.2%	66.8%	65.9%	0.9%

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of September 30, 2021 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2012	73.6%	46.0%	27.6%	75.9%	50.0%	25.9%
2013	73.3%	47.2%	26.1%	74.2%	51.5%	22.7%
2014	71.5%	47.2%	24.3%	72.4%	51.8%	20.6%
2015	64.4%	43.4%	21.0%	68.9%	50.2%	18.7%
2016	62.9%	42.1%	20.8%	65.8%	48.6%	17.2%
2017	63.7%	42.1%	21.6%	66.0%	45.8%	20.2%
2018	64.4%	42.7%	21.7%	66.2%	45.2%	21.0%
2019	65.9%	43.1%	22.8%	66.9%	45.6%	21.3%
2020	67.4%	43.0%	24.4%	68.2%	45.5%	22.7%
2021	66.2%	44.7%	21.5%	66.8%	47.2%	19.6%

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

The spread on Dealer Loans decreased from 24.4% in 2020 to 21.5% in 2021 primarily as a result of the performance of the 2020 Consumer Loans in our Dealer Loan portfolio, which has exceeded our initial estimates by a greater margin than those assigned to us in 2021, partially offset by a higher initial spread on 2021 Consumer Loans in our Dealer Loan portfolio, primarily due to a higher initial forecast on 2021 Consumer Loans in our Dealer Loan portfolio. The spread on Purchased Loans decreased from 22.7% in 2020 to 19.6% in 2021 primarily as a result of the performance of the 2020 Consumer Loans in our Purchased Loan portfolio, which has exceeded our initial estimates by a greater margin than those assigned to us in 2021, partially offset by a higher initial spread on 2021 Consumer Loans in our Purchased Loan portfolio, primarily due to a higher initial forecast on 2021 Consumer Loans in our Purchased Loan portfolio.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.4 to 1 as of September 30, 2021. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last eleven quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2019	0.4%	5.1%
June 30, 2019	0.0%	5.6%
September 30, 2019	0.4%	7.6%
December 31, 2019	-5.3%	1.1%
March 31, 2020	-10.1%	-4.5%
June 30, 2020	5.7%	5.2%
September 30, 2020	-8.8%	-4.7%
December 31, 2020	-18.1%	-10.8%
March 31, 2021	-7.5%	-2.2%
June 30, 2021	-28.7%	-20.5%
September 30, 2021	-29.4%	-17.9%

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

Unit and dollar volumes declined 29.4% and 17.9%, respectively, during the third quarter of 2021 as the number of active Dealers declined 15.0% and the average unit volume per active Dealer declined 17.0%. Dollar volume declined less than unit volume during the third quarter of 2021 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned, primarily due to an increase in the average vehicle selling price.

The following table summarizes changes in Consumer Loan assignment unit volume in each of the last three quarters as compared to the same periods in 2019:

Three Months Ended	Percent Change in Unit Volume Compared to the Same Periods in 2019
March 31, 2021	-16.8%
June 30, 2021	-24.6%
September 30, 2021	-35.6%

Starting in mid-March 2020, we experienced a significant decline in unit volume that we believe was primarily due to the impact of COVID-19, which resulted in many Dealers temporarily closing or restricting their operations and a deterioration in consumer demand for Dealers that remained open. During the latter part of April 2020 and continuing into July 2020, unit volumes improved. We believe the improvement resulted from a combination of Dealers gradually reopening their operations and the distribution of federal stimulus and enhanced unemployment benefit payments. Starting in late July 2020 and continuing through February 2021, we experienced another significant decline in unit volume as federal stimulus and enhanced unemployment benefit payments lapsed, dealer inventories declined and used vehicle prices increased. Unit volumes improved again in March and April 2021 as additional federal stimulus payments were distributed. Starting in May 2021 and continuing through October 2021, we experienced another significant decline in unit volume. We believe that this decline is primarily due to low dealer inventories and elevated used vehicle prices, which we believe are primarily due to the downstream impact of supply chain disruptions in the automotive industry. Unit volume for October 2021 declined 25.6% and 38.9% compared to unit volume for October 2020 and October 2019, respectively.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Consumer Loan unit volume	55,620	78,737	-29.4%	219,303	278,068	-21.1%
Active Dealers (1)	7,588	8,930	-15.0%	10,815	11,988	-9.8%
Average volume per active Dealer	7.3	8.8	-17.0%	20.3	23.2	-12.5%

Consumer Loan unit volume from Dealers active both periods	47,470	65,662	-27.7%	199,404	252,493	-21.0%
Dealers active both periods	5,659	5,659	—	8,554	8,554	—
Average volume per Dealer active both periods	8.4	11.6	-27.7%	23.3	29.5	-21.0%

Consumer Loan unit volume from Dealers not active both periods	8,150	13,075	-37.7%	19,899	25,575	-22.2%
Dealers not active both periods	1,929	3,271	-41.0%	2,261	3,434	-34.2%
Average volume per Dealer not active both periods	4.2	4.0	5.0%	8.8	7.4	18.9%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Consumer Loan unit volume from new active Dealers	1,476	2,423	-39.1%	12,361	21,295	-42.0%
New active Dealers (1)	460	630	-27.0%	1,615	2,122	-23.9%
Average volume per new active Dealer	3.2	3.8	-15.8%	7.7	10.0	-23.0%

Attrition (2)	-16.6%	-18.6%		-9.2%	-9.9%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last seven quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2020	64.9%	35.1%	60.5%	39.5%
June 30, 2020	62.5%	37.5%	59.1%	40.9%
September 30, 2020	64.1%	35.9%	60.9%	39.1%
December 31, 2020	65.3%	34.7%	62.7%	37.3%
March 31, 2021	65.4%	34.6%	62.7%	37.3%
June 30, 2021	66.9%	33.1%	64.0%	36.0%
September 30, 2021	69.9%	30.1%	66.8%	33.2%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of September 30, 2021 and December 31, 2020, the net Dealer Loans receivable balance was 61.2% and 61.4%, respectively, of the total net Loans receivable balance.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue:
Finance charges	$442.1	$404.4	$37.7	9.3%
Premiums earned	15.4	15.1	0.3	2.0%
Other income	12.6	7.0	5.6	80.0%
Total revenue	470.1	426.5	43.6	10.2%
Costs and expenses:
Salaries and wages (1)	63.2	46.6	16.6	35.6%
General and administrative (1)	16.9	17.2	(0.3)	-1.7%
Sales and marketing (1)	16.3	16.6	(0.3)	-1.8%
Provision for credit losses	(8.3)	(29.8)	21.5	-72.1%
Interest	39.8	46.8	(7.0)	-15.0%
Provision for claims	10.0	10.7	(0.7)	-6.5%
Total costs and expenses	137.9	108.1	29.8	27.6%
Income before provision for income taxes	332.2	318.4	13.8	4.3%
Provision for income taxes	82.2	76.3	5.9	7.7%
Net income	$250.0	$242.1	$7.9	3.3%
Net income per share:
Basic	$15.83	$13.57	$2.26	16.7%
Diluted	$15.79	$13.56	$2.23	16.4%
Weighted average shares outstanding:
Basic	15,795,963	17,844,785	(2,048,822)	-11.5%
Diluted	15,829,166	17,849,765	(2,020,599)	-11.3%

(1) Operating expenses	$96.4	$80.4	$16.0	19.9%

Finance Charges. The increase of $37.7 million, or 9.3%, was primarily the result of an increase in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2021	2020	Change
Average net Loans receivable balance	$6,676.8	$6,823.8	$(147.0)
Average yield on our Loan portfolio	26.5%	23.7%	2.8%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended September 30, 2021:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2021
Due to an increase in the average yield	$45.7
Due to a decrease in the average net Loans receivable balance	(8.0)
Total increase in finance charges	$37.7

The average yield on our Loan portfolio for the three months ended September 30, 2021 increased as compared to the same period in 2020 primarily due to the adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Other Income. The increase of $5.6 million, or 80.0%, was primarily due to an increase in ancillary product profit sharing income due to a decrease in average vehicle service contract claim rates.

Operating Expenses. The increase of $16.0 million, or 19.9%, was due to an increase in salaries and wages expense of $16.6 million, or 35.6%, primarily due to a $14.7 million increase in stock-based compensation expense related to stock options. From December 2020 through June 2021, we granted stock options, subject to shareholder approval of an amendment to our incentive compensation plan, that vest and become exercisable in four equal annual installments beginning on the first anniversary of the date on which the options were granted. Stock compensation expense is normally recognized over the vesting period starting from the grant date. However, since our grants were dependent upon shareholder approval, no stock compensation expense could be recognized until we received shareholder approval at the annual meeting in July 2021. At that time, we began recognizing the fair value of the stock options as stock-based compensation expense over the remaining vesting period. This resulted in the expense for the first annual vesting installment being recognized over a shorter time period as it is being recognized over the period from July 2021 through the first anniversary of the date on which the options were granted. The expense for subsequent annual vesting installments will be recognized over their respective annual vesting periods. For additional information, see Note 14 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Provision for Credit Losses. The increase of $21.5 million, or 72.1%, was due to a smaller reversal of provision for credit losses on forecast changes, partially offset by a decrease in provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Three Months Ended September 30,
Provision for Credit Losses	2021	2020	Change
New Consumer Loan assignments	$75.5	$114.1	$(38.6)
Forecast changes	(83.8)	(143.9)	60.1
Total	$(8.3)	$(29.8)	$21.5

The decrease in provision for credit losses related to new Consumer Loan assignments was due to a 29.4% decrease in Consumer Loan assignment unit volume and a decrease in the average provision for credit losses per Consumer Loan assignment primarily due to a higher initial forecast on 2021 Consumer Loan assignments.

The smaller reversal of provision for credit losses related to forecast changes was primarily due to a smaller improvement in Consumer Loan performance. During the third quarters of 2021 and 2020, we increased our estimate of future net cash flows by $82.3 million and $138.5 million, respectively, to reflect improvements in Consumer Loan performance during the periods.

Interest. The decrease of $7.0 million, or 15.0%, was primarily due to a decrease in our average cost of debt, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2021	2020	Change
Interest expense	$39.8	$46.8	$(7.0)
Average outstanding debt principal balance (1)	4,705.2	4,760.9	(55.7)
Average cost of debt	3.4%	3.9%	-0.5%

(1)Includes the unamortized debt discount and excludes deferred debt issuance costs.

The decrease in our average cost of debt was primarily the result of lower interest rates on recently-completed secured financings.

Provision for Income Taxes. For the three months ended September 30, 2021, the effective income tax rate increased to 24.7% from 24.0% for the three months ended September 30, 2020. The increase was due to an increase in non-deductible executive compensation expenses and higher effective tax rates in certain state tax jurisdictions. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue:
Finance charges	$1,312.4	$1,144.5	$167.9	14.7%
Premiums earned	45.6	42.2	3.4	8.1%
Other income	34.8	35.2	(0.4)	-1.1%
Total revenue	1,392.8	1,221.9	170.9	14.0%
Costs and expenses:
Salaries and wages (1)	150.9	140.4	10.5	7.5%
General and administrative (1)	79.9	46.8	33.1	70.7%
Sales and marketing (1)	48.4	53.9	(5.5)	-10.2%
Provision for credit losses	(17.5)	464.3	(481.8)	-103.8%
Interest	125.6	146.9	(21.3)	-14.5%
Provision for claims	29.3	28.8	0.5	1.7%
Loss on extinguishment of debt	—	7.4	(7.4)	-100.0%
Total costs and expenses	416.6	888.5	(471.9)	-53.1%
Income before provision for income taxes	976.2	333.4	642.8	192.8%
Provision for income taxes	235.5	78.7	156.8	199.2%
Net income	$740.7	$254.7	$486.0	190.8%
Net income per share:
Basic	$44.77	$14.18	$30.59	215.7%
Diluted	$44.73	$14.17	$30.56	215.7%
Weighted average shares outstanding:
Basic	16,543,326	17,957,931	(1,414,605)	-7.9%
Diluted	16,559,639	17,973,091	(1,413,452)	-7.9%

(1) Operating expenses	$279.2	$241.1	$38.1	15.8%

Finance Charges. The increase of $167.9 million, or 14.7%, was primarily the result of an increase in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2021	2020	Change
Average net Loans receivable balance	$6,772.6	$6,724.3	$48.3
Average yield on our Loan portfolio	25.8%	22.7%	3.1%

The following table summarizes the impact each component had on the overall increase in finance charges for the nine months ended September 30, 2021:

(In millions)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2021
Due to an increase in the average yield	$159.7
Due to an increase in the average net Loans receivable balance	8.2
Total increase in finance charges	$167.9

The average yield on our Loan portfolio for the nine months ended September 30, 2021 increased as compared to the same period in 2020 primarily due to the adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Operating Expenses. The increase of $38.1 million, or 15.8%, was primarily due to:
•An increase in general and administrative expense of $33.1 million, or 70.7%, primarily due to an increase in legal expenses, which included a $27.2 million settlement with the Commonwealth of Massachusetts to settle and fully resolve the claims asserted against the Company. For additional information, see Note 15 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.
•An increase in salaries and wages expense of $10.5 million, or 7.5%, primarily due to:
•An increase of $13.8 million, excluding fringe benefits and cash-based incentive compensation expense, related to increases of $7.7 million for our support function, $4.4 million for our servicing function and $1.7 million for our originations function. The increase in our support function was primarily related to a $7.0 million increase related to our information technology department.
•An increase of $4.0 million in fringe benefits primarily due to higher medical claims.
•A decrease of $7.3 million in cash-based incentive compensation expense, primarily due to a change in the incentive compensation program for senior management, which eliminated annual cash awards in favor of longer-term equity awards, partially offset by an increase in profit sharing primarily due to an improvement in Company performance measures.

Provision for Credit Losses. The decrease of $481.8 million, or 103.8%, was due to decreases in provision for credit losses on forecast changes and provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Nine Months Ended September 30,
Provision for Credit Losses	2021	2020	Change
New Consumer Loan assignments	$298.9	$426.2	$(127.3)
Forecast changes	(316.4)	38.1	(354.5)
Total	$(17.5)	$464.3	$(481.8)

The decrease in provision for credit losses related to new Consumer Loan assignments was due to a 21.1% decrease in Consumer Loan assignment unit volume and a decrease in the average provision for credit losses per Consumer Loan assignment primarily due to a higher initial forecast on 2021 Consumer Loan assignments.

The decrease in provision for credit losses related to forecast changes was primarily due to an improvement in Consumer Loan performance. During the first nine months of 2021, we increased our estimate of future net cash flows by $294.2 million to reflect an improvement in Consumer Loan performance during the period. During the first nine months of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $43.6 million to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. For additional information, see Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Interest. The decrease of $21.3 million, or 14.5%, was primarily due to a decrease in our average cost of debt, as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2021	2020	Change
Interest expense	$125.6	$146.9	$(21.3)
Average outstanding debt principal balance (1)	4,738.9	4,733.1	5.8
Average cost of debt	3.5%	4.1%	-0.6%

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

Provision for Income Taxes. For the nine months ended September 30, 2021, our effective income tax rate increased to 24.1% from 23.6% for the nine months ended September 30, 2020. The increase was primarily due to the impact of tax benefits related to our stock-based compensation plan and non-deductible expenses on our effective income tax rate, which decreased from 2020 to 2021 primarily due to an increase in pre-tax income. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of September 30, 2021. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

On September 1, 2021, we extended the date on which our $200.0 million Warehouse Facility VIII will cease to revolve from July 26, 2022 to September 1, 2024.

On October 6, 2021, we increased the financing amount on our revolving secured line of credit facility with a commercial bank syndicate from $340.0 million to $385.0 million. We also extended the maturity of the facility from June 22, 2023 to June 22, 2024. The amount of the facility will decrease from $385.0 million to $350.0 million on June 22, 2022, and will further decrease from $350.0 million to $325.0 million on June 22, 2023.

On October 15, 2021, we extended the date on which our $75.0 million Warehouse Facility VI will cease to revolve from September 30, 2022 to September 30, 2024.

On October 28, 2021, we completed a $250.1 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected annualized cost of approximately 1.8% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

Cash and cash equivalents as of September 30, 2021 and December 31, 2020 was $13.3 million and $16.0 million, respectively. As of September 30, 2021 and December 31, 2020, we had $1,517.8 million and $1,419.1 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness as of September 30, 2021 and December 31, 2020 was $4,607.1 million and $4,608.6 million, respectively.

Contractual Obligations

A summary of our scheduled principal debt maturities as of September 30, 2021 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2021	$163.8
2022	1,430.4
2023	1,725.0
2024	915.6
2025	—
Over five years	400.0
Total	$4,634.8

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases
The following table summarizes stock repurchases for the three months ended September 30, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2021	364,963	$454.67	364,963	1,153,142
August 1 to August 31, 2021	406,680	566.33	406,680	746,462
September 1 to September 30, 2021	514,603	598.20	514,603	2,231,859
	1,286,246	$547.40	1,286,246

(1)    On March 5, 2020, our board of directors authorized the repurchase by us from time to time up to three million shares of our common stock (the "March 2020 Authorization"). The March 2020 Authorization, which was announced on March 11, 2020, does not have a specified expiration date. On September 28, 2021, our board of directors authorized the repurchase by us from time to time of up to two million shares of our common stock (the "September 2021 Authorization") in addition to the March 2020 Authorization. The September 2021 Authorization, which was announced on October 1, 2021, does not have a specified expiration date. Repurchases under the March 2020 Authorization and the September 2021 Authorization may be made in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5‑1 under the Securities Exchange Act of 1934 or otherwise.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.119	First Amendment to Loan and Security Agreement, dated as of September 1, 2021, by and among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8 K filed September 8, 2021).
4.120
Eighth Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of October 6, 2021, by and among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8‑K filed October 12, 2021).

4.121
Third Amendment to Loan and Security Agreement, dated as of October 15, 2021, among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, fsb (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8‑K filed October 21, 2021).

10.19	Settlement Agreement and Assurance of Discontinuance (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8 K filed September 1, 2021).
31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Senior Vice President - Finance & Accounting
(Chief Accounting Officer)
Date:	November 1, 2021