Form 10-K
period 2021-12-31
CREDIT ACCEPTANCE CORP
filed 2022-02-11
CIK 885550

_________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2021
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

The aggregate market value of 6,769,961 shares of the registrant's common stock held by non-affiliates on June 30, 2021 was approximately $3,074.3 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At February 3, 2022, there were 14,114,355 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pertaining to the 2022 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).
_________________________________________________________________________________________________________________

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2021

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

Credit Acceptance was founded to collect retail installment contracts (referred to as “Consumer Loans”) originated by automobile dealerships owned by Donald Foss, our founder. During the 1980s, we began to market this service to non-affiliated dealers and, at the same time, began to offer dealers a non-recourse cash payment (referred to as an “advance”) against anticipated future collections on Consumer Loans serviced for that dealer.

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2021	2020	2019
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	91.0%	94.9%	95.9%

In 2020, we began piloting an option that expanded our financing programs to consumers with higher credit ratings. In the fourth quarter of 2021, we made this option available to all Dealers. A portion of the reduction in the percentage of total unit volume with FICO® scores below 650 or no FICO® scores relates to Consumer Loans assigned under this option.

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2019	67.2%	32.8%	64.3%	35.7%
2020	64.1%	35.9%	60.6%	39.4%
2021	67.9%	32.1%	65.0%	35.0%

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
•Premiums earned on the reinsurance of vehicle service contracts; and
•Other income, which primarily consists of ancillary product profit sharing, remarketing fees, Dealer enrollment fees, Dealer support products and services, interest and, until the second quarter of 2019, GPS Starter Interrupt Devices (“GPS-SID”) fees.  For additional information, see Note 8 to the consolidated financial statements contained in Item 8 to this Form 10-K, which is incorporated herein by reference.

The following table sets forth the percent relationship to total revenue of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue	2021	2020	2019
Finance charges	93.9%	93.6%	92.0%
Premiums earned	3.2%	3.4%	3.4%
Other income	2.9%	3.0%	4.6%
Total revenue	100.0%	100.0%	100.0%

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

For the Years Ended December 31,	Dealer Enrollments	Active Dealers (1)
2019	4,482	13,399
2020	3,413	12,690
2021	2,804	11,410

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

Consumer Loans that have been assigned to us can be reassigned back to the Dealer, at the Dealer’s discretion, as follows:

•an individual Consumer Loan may be reassigned within 180 days of assignment. We require repayment of the related advance or purchase payment and, if requested more than 90 days after assignment, payment of a fee; and
•all Consumer Loans assigned under the Portfolio Program may be reassigned through termination of the Dealer servicing agreement, as described under “Dealer Servicing Agreement,” above.

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

Ancillary Products

We provide Dealers the ability to offer vehicle service contracts to consumers through our relationships with Third Party Providers (“TPPs”). A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure. The retail price of the vehicle service contract is included in the principal balance of the Consumer Loan. The wholesale cost of the vehicle service contract is paid to the TPP, net of an administrative fee retained by us. We recognize our fee as finance charges on a level-yield basis over the life of the related Loan. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. Under the Portfolio Program, the wholesale cost of the vehicle service contract and the commission paid to the Dealer are charged to the Dealer’s advance balance. TPPs process claims on vehicle service contracts that are underwritten by third party insurers. We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us. We market the vehicle service contracts directly to our Dealers. Our agreement with one of our TPPs allows us to receive profit sharing payments depending on the performance of the vehicle service contracts.

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

We provide Dealers the ability to offer Guaranteed Asset Protection (“GAP”) to consumers through our relationships with TPPs. GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer's insurance policy in the event of a total loss of the vehicle due to severe damage or theft. The retail price of GAP is included in the principal balance of the Consumer Loan. The wholesale cost of GAP is paid to the TPP, net of an administrative fee retained by us. We recognize our fee as finance charges on a level-yield basis over the life of the related Loan. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. Under the Portfolio Program, the wholesale cost of GAP and the commission paid to the Dealer are charged to the Dealer’s advance balance. TPPs process claims on GAP contracts that are underwritten by third party insurers. Our agreement with one of our TPPs allow us to receive profit sharing payments depending on the performance of the GAP contracts.

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

Customer and Geographic Concentrations

The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealers during 2021, 2020 and 2019:

	For the Year Ended December 31, 2021
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$343.4	10.8%	747	6.5%
New York	218.9	6.9%	709	6.2%
Ohio	181.5	5.7%	764	6.7%
Texas	170.2	5.4%	810	7.1%
Tennessee	162.9	5.1%	458	4.0%
All other states	2,090.9	66.1%	7,922	69.5%
Total	$3,167.8	100.0%	11,410	100.0%
	For the Year Ended December 31, 2020
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$325.2	8.9%	775	6.1%
Ohio	236.7	6.5%	853	6.7%
New York	234.2	6.4%	765	6.0%
Texas	215.9	5.9%	927	7.3%
Tennessee	179.8	4.9%	490	3.9%
All other states	2,449.4	67.4%	8,880	70.0%
Total	$3,641.2	100.0%	12,690	100.0%
	For the Year Ended December 31, 2019
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$359.9	9.5%	838	6.3%
Ohio	265.2	7.0%	898	6.7%
New York	245.6	6.5%	778	5.8%
Texas	201.5	5.3%	918	6.9%
New Jersey	188.7	5.0%	363	2.7%
All other states	2,511.3	66.7%	9,604	71.6%
Total	$3,772.2	100.0%	13,399	100.0%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Active Dealers are Dealers who have received funding for at least one Loan during the year.

No single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2021 or 2020.

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

Regulation

Our business is subject to laws and regulations, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, prohibitions against unfair, deceptive and abusive acts and practices, and various other state and federal laws and regulations.  These laws and regulations, among other things, require licensing and qualification; limit interest rates, fees and other charges associated with the Consumer Loans assigned to us; require specified disclosures by Dealers to consumers; govern the sale and terms of ancillary products; and define the rights to repossess and sell collateral.  Failure to comply with these laws or regulations could have a material adverse effect on us by, among other things, limiting the jurisdictions in which we may operate, restricting our ability to realize the value of the collateral securing the Consumer Loans, making it more costly or burdensome to do business or resulting in potential liability.  The volume of new or modified laws and regulations has increased in recent years. From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial services providers.  Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures and by various regulatory agencies.  Such changes in laws and regulations may change our operating environment in substantial and unpredictable ways and may have a material adverse effect on our business.

We are subject to supervision by the Bureau of Consumer Financial Protection (the “Bureau”). The Bureau has rulemaking and enforcement authority over certain non-depository institutions, including us.  The Bureau is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures or consumer access to information for consumer financial products or services.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Bureau also may restrict the use of pre-dispute mandatory arbitration clauses in contracts between covered persons and consumers for a consumer financial product or service.  The Bureau also has authority to interpret, enforce and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business. The Dodd-Frank Act and regulations promulgated thereunder may affect our cost of doing business, may limit or expand our permissible activities, may affect the competitive balance within our industry and market areas and could have a material adverse effect on us.

In addition to the Bureau, other state and federal agencies have the ability to regulate aspects of our business. For example, the Dodd-Frank Act provides a mechanism for state attorneys general to investigate us. Separately, state attorneys general and certain state regulators have authority under their respective rules and laws, to investigate and/or regulate aspects of our business. In addition, the Federal Trade Commission has jurisdiction to investigate aspects of our business. We expect that regulatory investigations of our business by both state and federal agencies will continue and that the results of these investigations could have a material adverse impact on us.

Regulatory Matters Resolved During 2021.

The following matters were resolved during the year ended December 31, 2021:

•On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On November 20, 2017, we received a second civil investigative demand from the Office of the Attorney General seeking updated information on its original civil investigative demand, additional information related to the Company's origination and collection of Consumer Loans, and information regarding securitization activities. In connection with this inquiry, we were informed by representatives of the Office of the Attorney General that it believed that the Company may have engaged in unfair and deceptive acts or practices related to the origination and collection of auto loans, which may have caused some of the Company’s representations and warranties contained in securitization documents to be inaccurate. On July 22, 2020, we received a third civil investigative demand from the Office of the Attorney General seeking updates on previously produced data and additional information related to the Company's origination of Consumer Loans. On August 30, 2020, we were served with a complaint, filed by the Attorney General in Massachusetts Superior Court in Suffolk County, alleging that the Company engaged in unfair and deceptive trade practices in subprime auto lending, debt collection and asset-backed securitizations in the Commonwealth of Massachusetts, in violation of the Massachusetts Consumer Protection Law, M.G.L. c. 93A. The complaint sought injunctive relief, restitution, disgorgement, civil penalties and payment of the Commonwealth’s attorney’s fees and costs. On March 15, 2021, the court entered an order denying a motion by the Company to dismiss four of the Commonwealth’s seven claims and granting in part and denying in part a motion by the Commonwealth for partial summary judgment on three of its claims. On April 27, 2021, the Company and the Commonwealth reached an agreement in principle to settle this lawsuit, and, as a result, we estimated a probable loss of $27.2 million, all of which was recognized as a contingent loss during the first quarter of 2021. On September 1, 2021, we entered into a settlement agreement with the Office of the Attorney General, reflecting the parties’ agreement to settle and fully resolve the claims asserted against us. We agreed to make a payment in the total amount of $27.2 million to an independent trust for purposes of making payments to provide relief for eligible Massachusetts consumers, paying costs of implementation of the agreement and paying the Attorney General’s costs of investigation, and to pay up to $95,000 to cover costs and expenses incurred by an independent trustee for management of the independent trust.

•On August 14, 2017, we received a subpoena from the Attorney General of the State of Mississippi, relating to the origination and collection of non-prime auto loans in the state of Mississippi. The Company cooperated with the inquiry. On April 23, 2019, the Attorney General of the State of Mississippi, on behalf of the State of Mississippi, filed a complaint in the Chancery Court of the First Judicial District of Hinds County, Mississippi, alleging that the Company engaged in unfair and deceptive trade practices in subprime auto lending, loan servicing, vehicle repossession and debt collection in the State of Mississippi in violation of the Mississippi Consumer Protection Act. On December 15, 2021, the Company announced its settlement of litigation with the Mississippi Attorney General. As part of the settlement, the Company made a charitable donation of $125,000, paid $325,000 to the State of Mississippi, inclusive of attorney’s fees and expenses, and provided certain assurances relating to, among other things, continued compliance with laws applicable to indirect auto finance operations in Mississippi and disclosures to consumers purchasing an optional vehicle service contract. The Attorney General agreed to dismiss the litigation, and Credit Acceptance made no admission of liability or wrongdoing as part of the settlement.

Ongoing Regulatory Matters

We are cooperating with the following inquiries and cannot predict the eventual scopes, durations or outcomes at this time.

•On December 1, 2021, we received a subpoena from the Office of the Attorney General for the State of California seeking documents and information regarding GAP products, GAP product administration and refunds.

•On May 7, 2019, we received a subpoena from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York. On July 30, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, both from the Consumer Frauds and Protection Bureau and the Investor Protection Bureau, relating to the Company’s origination and collection policies and procedures in the state of New York and its securitizations. On August 28, 2020, we were informed that one of the two additional subpoenas was being withdrawn. On November 16, 2020, we received an additional subpoena for documents from the Office of the New York State Attorney General. On November 19, 2020, the Company received a letter from the Office of the New York State Attorney General stating that the New York State Attorney General is considering bringing claims against the Company under the Dodd-Frank Act, New York Executive Law § 63(12), the New York Martin Act and New York General Business Law § 349 in connection with the Company’s origination and securitization practices. On December 9, 2020, we responded to the New York State Attorney General’s letter, disputing the assertions contained therein. On December 21, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, one relating to data and the other seeking testimony. On February 24 and April 30, 2021, we received additional subpoenas from the Office of the New York State Attorney General seeking information relating to its investigation.

•On April 22, 2019, we received a civil investigative demand from the Bureau seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs and credit reporting. On May 7, 2020, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. The Company raised various objections to the May 7, 2020 civil investigative demand, and on May 26, 2020, we were notified that it was withdrawn. On June 1, 2020, we received another civil investigative demand that was similar to the May 7, 2020 demand, and which raised many of the same objections. We formally petitioned the Bureau to modify the June 1, 2020 civil investigative demand. On September 3, 2020, the Director of the Bureau denied our petition to modify the June 1, 2020 civil investigative demand. On December 23, 2020, we received a civil investigative demand for investigational hearings in connection with the Bureau’s investigation. The Company objected to certain portions of the civil investigative demands for hearings and, on January 19, 2021, the Bureau notified the Company that it had withdrawn such portions from the December 23, 2020 civil investigative demands. On March 11, 2021, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation and an investigational hearing. On June 3, 2021, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. On December 6, 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the Staff of the Office of Enforcement (“Staff”) of the Bureau, stating that Staff is considering whether to recommend that the Bureau take legal action against the Company for alleged violations of the Consumer Financial Protection Act (the “CFPA”) in connection with the Company’s consumer loan origination practices. The NORA letter states that the Bureau may allege that the Company (i) committed abusive and unfair acts or practices in violation of 12 U.S.C. § 5531(c) and (d) and 12 U.S.C. § 5536(a)(1)(B) and (ii) substantially assisted the deceptive acts of others in violation of 12 U.S.C. § 5536 (a)(3). The NORA letter also states that, in connection with any action, the Bureau may seek all remedies available under the CFPA, including civil money penalties, consumer redress and injunctive relief. On January 18, 2022, the Company responded to the NORA letter disputing that it had committed any violations.

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

In addition, governmental regulations that would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on us.

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

Support. The support function includes team members that are responsible for information technology, human resources, finance, analytics, compliance and corporate legal activities.

The table below presents team members by operating function:

	Number of Team Members As of December 31,
Operating Function	2021	2020	2019
Originations	509	536	577
Servicing	960	925	812
Support	604	572	627
Total	2,073	2,033	2,016

As of December 31, 2021, we had 2,073 full and part-time team members.  Our team members have no union affiliations and we believe our relationship with our team members is in good standing. We strive to create a work environment that is pleasant, professional, and free from intimidation, hostility, or other offenses that may interfere with work performance. All team members complete non-discrimination and anti-harassment training, promoting a safe and inclusive work environment.

Our Company is highly diverse, as more than half of our team members are women, and more than half belong to a minority ethnicity. Our team members reflect diversity of nationality, faith, age and sexual orientation. We believe that our workplace is naturally diverse and inclusive due to our practices of maintaining open and transparent communication and fostering a climate in which all team members are welcome to speak up and contribute. In 2020, we formed the Diversity and Inclusion Committee, chaired by a senior manager, tasked with generating concrete actions that we can take together to help our communities heal and make our culture and our Company stronger.

We place great importance on listening to our team members, as we believe that “the people doing the work know the most about it.” We encourage participation in periodic anonymous surveys to gain honest feedback about our workplace from our team members, and we use this feedback to generate ideas for improvement. Our Company’s culture attracts talented people and enables them to perform to their potential. We have been honored to receive many workplace awards in recent years.

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

In an attempt to contain COVID-19, certain state governments implemented social distancing guidelines, travel bans and restrictions, quarantines, stay-at-home orders and shutdowns of non-essential businesses. These actions caused economic hardship in the areas in which they were implemented. While the prevalence, severity and impact of such restrictions have lessened, uncertainty remains as to when economic conditions will return to normalcy. Many automobile dealers were required to temporarily close or restrict their operations. Additionally, there have been supply chain disruptions in the automotive industry, which have resulted in low dealer inventories and elevated used vehicle prices. As a result, we have experienced a significant decline in Consumer Loan assignments.

We have worked with our consumers to provide relief where possible, including the temporary suspension of involuntary vehicle repossessions, late fees and suit starts. The COVID-19 pandemic has also caused us to modify our business practices in an effort to increase team member safety, including allowing team members to work remotely, reconfiguring workstations to increase physical distance between team members, where permitted, limiting travel, and canceling physical participation in meetings and events, and we may take further actions as required by government authorities or that we determine are in the best interests of our team members. Our business operations may be disrupted further if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, or other restrictions in connection with the COVID-19 pandemic.

There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform certain functions could be negatively impacted. While the duration and potential future impact of the COVID-19 pandemic on the U.S. economy, and the automotive industry and our industry in particular, are difficult to assess or predict, the pandemic has resulted in disruption of financial markets, which may reduce our ability to access capital or our consumers’ ability to repay past or future Consumer Loans, and could negatively affect our liquidity and results of operations. In addition, a recession or further financial market correction resulting from the COVID-19 pandemic could adversely affect demand for used vehicles. A continued disruption in our workforce, decrease in collections from our consumers or decline in Consumer Loan assignments could cause a material adverse effect on our financial position, liquidity, and results of operations.

The COVID-19 pandemic continues to evolve, and we continue to monitor the situation closely. The ultimate impact of this pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including, but not limited to, the duration of the pandemic, its severity, the actions to contain the disease or mitigate its impact, related restrictions on travel, additional federal stimulus measures and enhanced unemployment benefits, if any, and the duration, timing and severity of the impact on consumer behavior, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of economic and supply chain disruptions as a result of the COVID-19 pandemic could have a material negative impact on our business, financial position, liquidity, and results of operations, though the full extent and duration is uncertain. The COVID-19 pandemic may also intensify the risks described in the other risk factors disclosed in this Form 10-K. The COVID-19 pandemic, or any future outbreak of any contagious diseases or other public health emergency, could continue to, and may materially, adversely affect our business, financial condition, liquidity and results of operations.

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

Dealers are located throughout the United States. During the year ended December 31, 2021, our five largest states (measured by advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program) contained 30.5% of our Dealers. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealers in these five states due to the number of Dealers in these states and currently prevailing economic, demographic, regulatory, competitive and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity and results of operations.

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

We are subject to general economic conditions which are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase on our Consumer Loans and Consumer Loan prepayments may decline. These periods are also typically accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, higher gasoline prices, increased focus on climate-related initiatives and regulation, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values of automobiles. Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions and losses on our Consumer Loans could be higher than those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn.

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

Natural disasters, climate change, acts of war, terrorist attacks and threats or the escalation of military activity in response to these attacks or otherwise may negatively affect our business, financial condition and results of operations.

Natural disasters, climate change, acts of war, terrorist attacks and the escalation of military activity in response to these attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, market disruptions and job losses. These events may have an adverse effect on the economy in general. Moreover, the potential for future terrorist attacks and the national and international responses to these threats could affect the business in ways that cannot be predicted. The effect of any of these events or threats could have a material adverse effect on our business, financial condition and results of operations.

Governmental or market responses to climate change and related environmental issues could have a material adverse effect on our business.

Governments have become increasingly focused on the effects of climate change and related environmental issues. How governments act to mitigate climate and related environmental risks, as well as associated changes in the behavior and preferences of businesses and consumers, could have an adverse effect on our business and results of operations. We could, for example, experience decreased consumer demand for gasoline-powered automobiles and declining values of gasoline-powered automobiles securing outstanding Consumer Loans, which would weaken collateral coverage and increase the amount of loss in the event of default. Further, we may be compelled to change our business practices or our operational processes, and we could have less access to capital or face a higher cost of capital, because of climate- or environmental-driven changes in applicable law or due to related political, social or market pressure. It is possible as well that changes in climate and related environmental risks, perceptions of them, and governmental responses to them may occur more rapidly than our ability to adapt without disrupting our business which could have a material adverse effect on our financial position and results of operations.

A small number of our shareholders have the ability to significantly influence matters requiring shareholder approval and such shareholders have interests which may conflict with the interests of our other security holders.

As of December 31, 2021, based on filings made with the SEC and other information made available to us, Prescott General Partners, LLC and its affiliates beneficially owned 18.3% of our common stock, Jill Foss Watson beneficially owned 15.4% of our common stock and Allan V. Apple beneficially owned 12.6% of our common stock. As a result, these shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.
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

Our profitability may be directly affected by the level of and fluctuations in interest rates, whether caused by changes in economic conditions or other factors, which affect our borrowing costs. Our profitability and liquidity could be materially adversely affected during any period of higher interest rates. We monitor the interest rate environment and employ strategies designed to partially mitigate the impact of increases in interest rates. We can provide no assurance, however, that our strategies will mitigate the impact of increases in interest rates.

The phaseout of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, could result in a material adverse effect on our business.

In July 2017, the United Kingdom Financial Conduct Authority, or the FCA (the authority that regulates LIBOR), announced that it would phase out LIBOR by the end of 2021. The FCA-regulated and authorized administrator of LIBOR indicated in 2020 that U.S.-dollar LIBOR for certain maturities would continue to be available until the end of June 2023. It is unclear whether new methods of calculating LIBOR will be established or if alternative rates or benchmarks will be adopted. Our revolving secured line of credit, certain of our Warehouse facilities, one of our Term ABS financings and our interest rate cap agreements utilize LIBOR as a benchmark for calculating the applicable interest rates. We have entered into amendments for certain of those LIBOR-based facilities to provide for transitioning to a LIBOR alternative. Changes in the method of calculating LIBOR, the elimination of LIBOR or the replacement of LIBOR with an alternative rate or benchmark, such as the Secured Overnight Financing Rate, may require us to renegotiate or amend those facilities that do not already provide for transitioning to a LIBOR alternative and, even if applied in a manner consistent with any transition provisions, may adversely affect the interest rates available to us and result in higher borrowing costs. Such higher borrowing costs or any other similar increases in the cost of capital to us resulting from the phaseout or replacement of LIBOR could materially adversely affect our financial position, liquidity and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters is located in Southfield, Michigan, in an office building we purchased in 1993, which includes approximately 136,000 square feet of space. We also own a second office building in Southfield that we purchased in 2018, which includes approximately 297,000 square feet of space. We have a mortgage loan from a commercial bank that is secured by a first mortgage lien on the second office property.

We lease approximately 31,000 square feet of office space in Henderson, Nevada. The lease, which includes a renewal option, expires in December 2022. Additionally, there currently is a significant amount of unoccupied office space available for lease in the markets where we operate.

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

Holders

As of February 3, 2022, we had 90 shareholders of record of our common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2017 and ending on December 31, 2021 with the cumulative total return on the NASDAQ Composite Index and a peer group index based upon approximately 100 companies included in the Dow Jones U.S. Financial Services Index. The comparison assumes that $100 was invested on January 1, 2017 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

Source: Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.
Index Data: Copyright Dow Jones, Inc. Used with permission. All rights reserved.

Stock Repurchases

The following table summarizes our stock repurchases for the three months ended December 31, 2021:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2021	271,908	$603.33	271,908	1,959,951
November 1 through November 30, 2021	158,359	634.57	158,359	1,801,592
December 1 through December 31, 2021	176,042	643.61	176,042	1,625,550
	606,309	$623.19	606,309

(1)On March 5, 2020, our board of directors authorized the repurchase by us from time to time of up to three million shares of our common stock (the "March 2020 Authorization"). The March 2020 Authorization, which was announced on March 11, 2020, did not have a specified expiration date. On September 28, 2021, our board of directors authorized the repurchase by us from time to time of up to two million shares of our common stock (the "September 2021 Authorization") in addition to the March 2020 Authorization. The September 2021 Authorization, which was announced on October 1, 2021, does not have a specified expiration date. Repurchases under the September 2021 Authorization may be made in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5‑1 under the Securities Exchange Act of 1934 or otherwise.

ITEM 6.    [RESERVED]

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

For the year ended December 31, 2021, consolidated net income was $958.3 million, or $59.52 per diluted share, compared to $421.0 million, or $23.47 per diluted share, for the same period in 2020. The increase in consolidated net income was primarily due to a decrease in provision for credit losses and an increase in finance charges. The decrease in provision for credit losses was primarily due to an improvement in Consumer Loan performance and a decrease in new Consumer Loan assignment volume. The increase in finance charges was primarily due to an increase in the average yield on our Loan portfolio, which was primarily the result of the adoption of the current expected credit loss (“CECL”) accounting standard on January 1, 2020. Our results for the year ended December 31, 2021 included:

•An increase in forecasted collection rates for Consumer Loans assigned in 2017 through 2021, which increased forecasted net cash flows from our loan portfolio by $326.1 million.
•Forecasted profitability per Consumer Loan assignment that exceeded our initial estimate for Consumer Loans assigned in 2021 and significantly exceeded our initial estimates for Consumer Loans assigned in 2018 through 2020.
•A decline in Consumer Loan assignment volume, as unit and dollar volumes declined 21.4% and 13.0%, respectively, as compared to 2020.
•Stock repurchases of approximately 2.9 million shares, which represented 16.8% of the shares outstanding at the beginning of the year.

For the year ended December 31, 2020, consolidated net income was $421.0 million, or $23.47 per diluted share, compared to $656.1 million, or $34.57 per diluted share, for the same period in 2019. The decrease in consolidated net income was primarily due to an increase in provision for credit losses primarily due to the adoption of CECL on January 1, 2020. Our results for the year ended December 31, 2020 included:

•A decrease in forecasted collection rates for Consumer Loans assigned in 2015 through 2019 and an increase in forecasted collection rates for Consumer Loans assigned in 2020, which decreased forecasted net cash flows from our loan portfolio by $46.3 million.
•Forecasted profitability per Consumer Loan assignment that exceeded our initial estimate for Consumer Loans assigned in 2018 and 2019 and significantly exceeded our initial estimates for Consumer Loans assigned in 2020.
•A decline in Consumer Loan assignment volume, as unit and dollar volumes declined 7.5% and 3.5%, respectively, as compared to 2019.
•Stock repurchases of approximately 1.3 million shares, which represented 6.9% of the shares outstanding at the beginning of the year.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of December 31, 2021, with the forecasts as of December 31, 2020, as of December 31, 2019, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2021	December 31, 2020	December 31, 2019	Initial Forecast	December 31, 2020	December 31, 2019	Initial Forecast
2012	73.8%	73.8%	73.9%	71.4%	0.0%	-0.1%	2.4%
2013	73.4%	73.4%	73.5%	72.0%	0.0%	-0.1%	1.4%
2014	71.5%	71.6%	71.7%	71.8%	-0.1%	-0.2%	-0.3%
2015	65.1%	65.2%	65.4%	67.7%	-0.1%	-0.3%	-2.6%
2016	63.6%	63.6%	64.1%	65.4%	0.0%	-0.5%	-1.8%
2017	64.4%	64.1%	64.8%	64.0%	0.3%	-0.4%	0.4%
2018	65.1%	64.0%	65.1%	63.6%	1.1%	0.0%	1.5%
2019	66.5%	64.4%	64.6%	64.0%	2.1%	1.9%	2.5%
2020	67.9%	64.8%	—	63.4%	3.1%	—	4.5%
2021	66.5%	—	—	66.3%	—	—	0.2%

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

Consumer Loans assigned in 2012 and 2013 and 2018 through 2020 have yielded forecasted collection results significantly better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results significantly worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates.

For the year ended December 31, 2021, forecasted collection rates improved for Consumer Loans assigned in 2017 through 2021 and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

The changes in forecasted collection rates impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Years Ended December 31,
Increase (Decrease) in Forecasted Net Cash Flows	2021	2020	2019
Dealer Loans	$87.7	$(41.1)	$(7.9)
Purchased Loans	238.4	(5.2)	22.5
Total	$326.1	$(46.3)	$14.6
During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the current period. We have continued to apply this adjustment to our forecast through the end of 2021 as it continues to represent our best estimate of the impact of the COVID-19 pandemic on future net cash flows. The COVID-19 pandemic has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio.

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2012	$15,468	$7,165	47
2013	15,445	7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020	24,262	10,656	59
2021	25,632	11,790	59

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2021. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of December 31, 2021
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2012	73.8%	46.3%	27.5%	99.9%
2013	73.4%	47.6%	25.8%	99.7%
2014	71.5%	47.7%	23.8%	99.4%
2015	65.1%	44.5%	20.6%	98.8%
2016	63.6%	43.8%	19.8%	97.6%
2017	64.4%	43.2%	21.2%	93.4%
2018	65.1%	43.5%	21.6%	83.2%
2019	66.5%	44.0%	22.5%	68.1%
2020	67.9%	43.9%	24.0%	46.9%
2021	66.5%	46.0%	20.5%	17.4%

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

The following table compares our forecast of Consumer Loan collection rates as of December 31, 2021 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	December 31, 2021	Initial Forecast	Variance	December 31, 2021	Initial Forecast	Variance
2012	73.6%	71.3%	2.3%	75.9%	71.4%	4.5%
2013	73.3%	72.1%	1.2%	74.2%	71.6%	2.6%
2014	71.4%	71.9%	-0.5%	72.4%	70.9%	1.5%
2015	64.4%	67.5%	-3.1%	68.9%	68.5%	0.4%
2016	62.8%	65.1%	-2.3%	65.8%	66.5%	-0.7%
2017	63.8%	63.8%	0.0%	66.0%	64.6%	1.4%
2018	64.6%	63.6%	1.0%	66.4%	63.5%	2.9%
2019	66.2%	63.9%	2.3%	67.2%	64.2%	3.0%
2020	67.6%	63.3%	4.3%	68.4%	63.6%	4.8%
2021	66.2%	66.3%	-0.1%	67.1%	66.3%	0.8%

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of December 31, 2021 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2012	73.6%	46.0%	27.6%	75.9%	50.0%	25.9%
2013	73.3%	47.2%	26.1%	74.2%	51.5%	22.7%
2014	71.4%	47.2%	24.2%	72.4%	51.8%	20.6%
2015	64.4%	43.4%	21.0%	68.9%	50.2%	18.7%
2016	62.8%	42.1%	20.7%	65.8%	48.6%	17.2%
2017	63.8%	42.1%	21.7%	66.0%	45.8%	20.2%
2018	64.6%	42.7%	21.9%	66.4%	45.2%	21.2%
2019	66.2%	43.1%	23.1%	67.2%	45.6%	21.6%
2020	67.6%	43.0%	24.6%	68.4%	45.5%	22.9%
2021	66.2%	45.1%	21.1%	67.1%	47.7%	19.4%

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

The spread on Dealer Loans decreased from 24.6% in 2020 to 21.1% in 2021 primarily as a result of the performance of the 2020 Consumer Loans in our Dealer Loan portfolio, which has significantly exceeded our initial estimates, partially offset by a higher initial spread on 2021 Consumer Loans in our Dealer Loan portfolio, primarily due to a higher initial forecast on 2021 Consumer Loans in our Dealer Loan portfolio. The spread on Purchased Loans decreased from 22.9% in 2020 to 19.4% in 2021 primarily as a result of the performance of the 2020 Consumer Loans in our Purchased Loan portfolio, which has exceeded our initial estimates by a significantly greater margin than those assigned to us in 2021, partially offset by a higher initial spread on 2021 Consumer Loans in our Purchased Loan portfolio, primarily due to a higher initial forecast on 2021 Consumer Loans in our Purchased Loan portfolio.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio was 2.5 to 1 as of December 31, 2021. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last three years as compared to the same period in the previous year:

	Year over Year Percent Change
For the Year Ended December 31,	Unit Volume	Dollar Volume (1)
2019	-0.9%	4.9%
2020	-7.5%	-3.5%
2021	-21.4%	-13.0%

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

During 2021, unit and dollar volumes decreased 21.4% and 13.0%, respectively, as the number of active Dealers declined 10.1% while average volume per active Dealer decreased 12.3%. We believe that this decline is primarily due to low dealer inventories and elevated used vehicle prices, which we believe are primarily due to the downstream impact of supply chain disruptions in the automotive industry. Dollar volume declined less than unit volume during 2021 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned primarily due to an increase in the average vehicle selling price.

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

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	% Change	2020	2019	% Change
Consumer Loan unit volume	268,730	341,967	-21.4%	341,967	369,805	-7.5%
Active Dealers (1)	11,410	12,690	-10.1%	12,690	13,399	-5.3%
Average volume per active Dealer	23.6	26.9	-12.3%	26.9	27.6	-2.5%

Consumer Loan unit volume from Dealers active both periods	249,743	315,540	-20.9%	309,179	338,939	-8.8%
Dealers active both periods	9,196	9,196	—	9,795	9,795	—
Average volume per Dealer active both periods	27.2	34.3	-20.9%	31.6	34.6	-8.8%

Consumer Loan unit volume from Dealers not active both periods	18,987	26,427	-28.2%	32,788	30,866	6.2%
Dealers not active both periods	2,214	3,494	-36.6%	2,895	3,604	-19.7%
Average volume per Dealer not active both periods	8.6	7.6	13.2%	11.3	8.6	31.4%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	% Change	2020	2019	% Change
Consumer Loan unit volume from new active Dealers	18,267	30,968	-41.0%	30,968	44,938	-31.1%
New active Dealers (1)	2,094	2,730	-23.3%	2,730	3,936	-30.6%
Average volume per new active Dealer	8.7	11.3	-23.0%	11.3	11.4	-0.9%

Attrition (2)	-7.7%	-8.3%		-8.3%	-8.1%

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program. The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2019	67.2%	32.8%	64.3%	35.7%
2020	64.1%	35.9%	60.6%	39.4%
2021	67.9%	32.1%	65.0%	35.0%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of December 31, 2021 and 2020, the net Dealer Loans receivable balance was 61.3% and 61.4%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our 2021 and 2020 results of operations and income statement data on a consolidated basis, including year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The net Loan income (finance charge revenue less provision for credit losses expense) that we recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. We believe the economics of our business are best exhibited by recognizing net Loan income on a level-yield basis over the life of the Loan based on expected future net cash flows. We do not believe the CECL methodology we employ under GAAP provides sufficient transparency into the economics of our business due to its asymmetry requiring us to recognize a significant provision for credit losses expense at the time of assignment for contractual net cash flows we never expect to realize and to recognize in subsequent periods finance charge revenue that is significantly in excess of our expected yields. For additional information, see Note 2 and Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2021	2020	$ Change	% Change
Revenue:
Finance charges	$1,742.6	$1,562.4	$180.2	11.5%
Premiums earned	60.3	57.3	3.0	5.2%
Other income	53.1	49.6	3.5	7.1%
Total revenue	1,856.0	1,669.3	186.7	11.2%
Costs and expenses:
Salaries and wages (1)	218.1	186.5	31.6	16.9%
General and administrative (1)	100.3	69.6	30.7	44.1%
Sales and marketing (1)	65.3	69.5	(4.2)	-6.0%
Provision for credit losses	8.4	556.9	(548.5)	-98.5%
Interest	164.2	192.0	(27.8)	-14.5%
Provision for claims	38.8	37.9	0.9	2.4%
Loss on extinguishment of debt	—	7.4	(7.4)	-100.0%
Total costs and expenses	595.1	1,119.8	(524.7)	-46.9%
Income before provision for income taxes	1,260.9	549.5	711.4	129.5%
Provision for income taxes	302.6	128.5	174.1	135.5%
Net income	$958.3	$421.0	$537.3	127.6%
Net income per share:
Basic	$59.57	$23.57	$36.00	152.7%
Diluted	$59.52	$23.47	$36.05	153.6%
Weighted average shares outstanding:
Basic	16,085,823	17,858,935	(1,773,112)	-9.9%
Diluted	16,100,552	17,935,779	(1,835,227)	-10.2%

(1) Operating expenses	$383.7	$325.6	$58.1	17.8%

Finance Charges. The increase of $180.2 million, or 11.5%, was primarily the result of an increase in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2021	2020	Change
Average net Loans receivable balance	$6,694.9	$6,753.5	$(58.6)
Average yield on our Loan portfolio	26.0%	23.1%	2.9%

The following table summarizes the impact each component had on the overall increase in finance charges for the year ended December 31, 2021:

(In millions) Impact on finance charges:	For the Year Ended December 31, 2021
Due to an increase in the average yield	$193.8
Due to a decrease in the average net Loans receivable balance	(13.6)
Total increase in finance charges	$180.2
The average yield on our Loan portfolio for the year ended December 31, 2021 increased as compared to the same period in 2020 primarily due to the adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Operating Expenses. The increase of $58.1 million, or 17.8%, was primarily due to:
•An increase in salaries and wages expense of $31.6 million, or 16.9%, comprised of the following:
•An increase in stock-based compensation expense of $18.6 million, due to an increase of $33.7 million related to stock options and a decrease of $15.1 million related to restricted stock and restricted stock units. We recognized $33.7 million of expense in 2021 for stock options granted from December 2020 through August 2021 primarily due to a change in the incentive compensation program for senior management. During the second quarter of 2021, we recognized an $11.5 million reversal of stock-based compensation expense due to the forfeiture of unvested restricted stock and restricted stock units upon the retirement of our former Chief Executive Officer in May 2021. For additional information, see Note 14 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.
•An increase of $22.3 million, excluding stock-based compensation and cash-based incentive compensation, related to increases of $12.8 million for our support function, $9.0 million for our servicing function and $0.5 million for our originations function. The increase in our support function was primarily related to a $7.4 million increase related to our information technology department.
•A decrease of $9.3 million in cash-based incentive compensation expense, primarily due to a change in the incentive compensation program for senior management, which eliminated annual cash awards in favor of longer-term equity awards, partially offset by an increase in profit sharing primarily due to an improvement in Company performance measures.
•An increase in general and administrative expense of $30.7 million, or 44.1%, primarily due to an increase in legal expenses, which included a $27.2 million settlement with the Commonwealth of Massachusetts to settle and fully resolve the claims asserted against the Company. For additional information, see Note 16 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Provision for Credit Losses. The decrease of $548.5 million, or 98.5%, was due to decreases in provision for credit losses on forecast changes and provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Years Ended December 31,
Provision for Credit Losses	2021	2020	Change
New Consumer Loan assignments	$365.1	$518.6	$(153.5)
Forecast changes	(356.7)	38.3	(395.0)
Total	$8.4	$556.9	$(548.5)

The decrease in provision for credit losses related to new Consumer Loan assignments was due to a 21.4% decrease in Consumer Loan assignment unit volume and a decrease in the average provision for credit losses per Consumer Loan assignment primarily due to a higher initial forecast on 2021 Consumer Loan assignments.

The decrease in provision for credit losses related to forecast changes was primarily due to an improvement in Consumer Loan performance. For the year ended December 31, 2021, we increased our estimate of future net cash flows by $326.1 million to reflect improvements in Consumer Loan performance during the period. For the year ended December 31, 2020, we decreased our estimate of future net cash flows by $46.3 million to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance.

Interest. The decrease of $27.8 million, or 14.5%, was primarily due to a decrease in our average cost of debt, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2021	2020	Change
Interest expense	$164.2	$192.0	$(27.8)
Average outstanding debt principal balance (1)	4,728.9	4,712.8	16.1
Average cost of debt	3.5%	4.1%	-0.6%

(1) Includes the unamortized debt discount and excludes deferred debt issuance costs.

The decrease in our average cost of debt was primarily the result of lower interest rates on recently-completed secured financings.

Provision for Income Taxes. For the year ended December 31, 2021, the effective income tax rate increased to 24.0% from 23.4% for the year ended December 31, 2020. The increase was primarily due to an increase in our state income tax rate and the impact of tax benefits related to our stock-based compensation plan on our effective income tax rate. The increase in our state income tax rate was primarily the result of the settlement of an uncertain tax position for state income taxes during 2020. The impact of tax benefits related to our stock-based compensation plan, which reduce our effective income tax rate, decreased from 2020 to 2021 primarily due to an increase in pre-tax income. For additional information, see Note 11 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the current period. We have continued to apply this adjustment to our forecast through the end of 2021 as it continues to represent our best estimate of the impact of the COVID-19 pandemic on future net cash flows. The COVID-19 pandemic has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio.

Our provision for credit losses for the year ended December 31, 2021, included:
•$365.1 million provision for credit losses on new Consumer Loan assignments, which reduced consolidated net income by $281.1 million, or $17.46 per diluted share; and
•$356.7 million reversal of provision for credit losses on forecast changes related to changes in the amount and timing of expected future net cash flows, which increased consolidated net income by $274.7 million, or $17.06 per diluted share.

Our provision for credit losses for the year ended December 31, 2020, included:
•$518.6 million provision for credit losses on new Consumer Loan assignments related to the adoption of CECL on January 1, 2020, which reduced consolidated net income by $399.3 million, or $22.26 per diluted share; and
•$38.3 million provision for credit losses on forecast changes related to changes in the amount and timing of expected future net cash flows, which reduced consolidated net income by $29.5 million, or $1.64 per diluted share.

Key Factors. Variances in the amount and timing of future net cash flows from current estimates could materially impact earnings in future periods. A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2021 would have reduced 2021 net income by approximately $47.5 million.

During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses may increase on our Consumer Loans, and Consumer Loan prepayments may decline. These periods are also typically accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, higher gasoline prices, increased focus on climate-related initiatives and regulation, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values of automobiles. Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions and losses on our Consumer Loans could be higher than those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn.

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

Key Factors. Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods. A 10% change in premiums earned for the year ended December 31, 2021 would have affected 2021 net income by approximately $4.6 million.

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

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of December 31, 2021. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

On October 6, 2021, we increased the financing amount on our revolving secured line of credit facility with a commercial bank syndicate from $340.0 million to $385.0 million. We also extended the maturity of the facility from June 22, 2023 to June 22, 2024. The amount of the facility will decrease by $35.0 million on June 22, 2022, and will further decrease by $25.0 million on June 22, 2023.

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

On November 30, 2021, we increased the financing amount on our revolving secured line of credit facility with a commercial bank syndicate from $385.0 million to $435.0 million. As noted above, the amount of the facility will decrease by $35.0 million on June 22, 2022, and will further decrease by $25.0 million on June 22, 2023.

Cash and cash equivalents increased to $23.3 million as of December 31, 2021 from $16.0 million as of December 31, 2020. As of December 31, 2021 and December 31, 2020 we had $1,532.4 million and $1,419.1 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased to $4,616.3 million as of December 31, 2021 from $4,608.6 million as of December 31, 2020.

A summary of the future material financial obligations requiring repayments as of December 31, 2021 is as follows:

(In millions)	Payments Due as of December 31, 2021
	In less than 12 months	In 12 months or more	Total
Long-term debt, including current maturities (1)	$1,431.2	$3,211.5	$4,642.7
Dealer Holdback (2)	188.4	836.6	1,025.0
Operating lease obligations (3)	1.0	1.4	2.4
Purchase obligations (4)	3.1	10.8	13.9
Total financial obligations	$1,623.7	$4,060.3	$5,684.0

(1)The amounts presented consist solely of principal and do not reflect deferred debt issuance costs of $26.4 million. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference. Based on the actual principal amounts outstanding under our revolving secured line of credit, our Warehouse facilities, and our senior notes as of December 31, 2021, the forecasted principal amounts outstanding on all other debt and the actual interest rates in effect as of December 31, 2021, interest is expected to be approximately $106.9 million during 2022; $70.5 million during 2023; and $91.5 million during 2024 and thereafter.
(2)We have contractual obligations to pay Dealer Holdback to our Dealers. Payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances. The amounts presented represent our forecast as of December 31, 2021.
(3)A lease liability of $0.5 million is recognized within accounts payable and accrued liabilities in our consolidated balance sheets.
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

As of December 31, 2021, we had $2.6 million of floating rate debt outstanding on our revolving secured line of credit, without interest rate protection. For every 100-basis-point increase in interest rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $0.0 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2021, we had interest rate cap agreements outstanding to manage the interest rate risk on Warehouse Facility II, Warehouse Facility IV, Warehouse Facility V and Warehouse Facility VIII. However, as of December 31, 2021, there was no floating rate debt outstanding under these facilities.

As of December 31, 2021, we did not have a balance outstanding under Warehouse Facility VI, which does not have interest rate protection.

As of December 31, 2021, we had $100.0 million in floating rate debt outstanding under Term ABS 2021-1, which was covered by an interest rate cap with a cap rate of 5.50% on the underlying benchmark rate. For every 100-basis-point increase in interest rates on Term ABS 2021-1 up to the cap rate of 5.50%, annual after-tax earnings would decrease by approximately $0.8 million, assuming we maintain a level amount of floating rate debt.

New Accounting Updates

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting updates and the impact of the implementation of this update on our financial statements:

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 11, 2022 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses, Provision for Credit Losses and Finance Charge Revenue

The Company offers financing programs to a network of automobile dealers (“Dealers”) who enter into retail installment contracts directly with consumers (“Consumer Loans”). The Company has two programs, the Portfolio Program and the Purchase Program. Under the Portfolio Program, the Company advances money to Dealers (“Dealer Loans”) in exchange for the right to service the underlying Consumer Loans. Under the Purchase Program, the Company buys the Consumer Loan from the Dealers (“Purchased Loans”) and keeps all amounts collected from the consumer. Dealer Loans and Purchased Loans, collectively referred to as “Loans”, are presented as Loans receivable in the consolidated balance sheets.

As described in Note 2 and Note 5 to the financial statements, on January 1, 2020 (the “Adoption Date”), the Company adopted Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 326, Financial Instruments, which is also known as the current expected credit loss model (“CECL”). The Loans outstanding at December 31, 2019 qualified for transition relief and were accounted for as purchased financial assets with credit deterioration (“PCD Method”).

For the Loans accounted for under the PCD Method, the Company calculated an effective interest rate based on expected future net cash flows at the Adoption Date.

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

In each subsequent period, the Company adjusts the allowance for credit losses for Loans accounted for under the PCD and Originated Methods, so that the net carrying amount of each Loan equals the present value of expected future net cash flows discounted at the effective interest rate. The adjustment to the allowance for credit losses is recognized as either a provision for credit losses or a reversal of provision for credit losses in the consolidated statements of income.

During the first quarter of 2020, the Company evaluated the impact of the COVID-19 pandemic on its Loans based on, among other things, prior experience with economic downturns in the United States. An adjustment was made based on management’s best estimate of the impact on the expected future net cash flows and ultimately resulted in an increase to the provision for credit losses and the allowance for credit losses. The Company re-assessed this estimate throughout each period in 2021 and continued to apply a reduction to the expected future cash flows based on their evaluation.

For Loans accounted for under the PCD Method, finance charge revenue is computed using the effective interest rate that was calculated on the Adoption Date based on expected future net cash flows. For Loans accounted for under the Originated Method, finance charge revenue is computed using the effective interest rate that was calculated upon assignment based on contractual future net cash flows.

We identified the allowance for credit losses, provision for credit losses and finance change revenue, which are recorded based on subjective models, as a critical audit matter.

The allowance for credit losses as of December 31, 2021 was $3,013.5 million and the provision for credit losses was $8.4 million for the year ended December 31, 2021. Total finance charge revenue for the year ended December 31, 2021 was $1,742.6 million.

The principal consideration for our determination of the allowance for credit losses, provision for credit losses and finance charge revenue as a critical audit matter is the high degree of subjectivity in evaluating the reasonableness of management’s estimate, including assumptions used in the models that derive the expected future cash flows. The models used in the computation of the expected future cash flows are internally developed and determine the amount and timing of the initial forecast and the current forecast of expected future cash flows.

Our audit procedures related to the allowance for credit losses, provision for credit losses and finance charge revenue include testing the design and operating effectiveness of key controls related to the models, including controls over the development and validation of the models, the completeness and accuracy of information used in the models, management review controls over the models and segregation of duties for maintaining the models.

With the assistance of an internal specialist, we assessed the reasonableness of the methodology used in the models that compute the expected future cash flows. We recomputed the initial and current forecasts for a sample of Loans. We tested the underlying data, including Loan balances and other characteristics included on the Consumer Loan and collections for that sample. We also assessed the reasonableness of the COVID-19 adjustment applied to the expected future cash flows, considering internal and external factors. We assessed the reasonableness of the timing of the future cash flows based on management’s assumptions and historical actual cash flows. We analyzed the historical forecasts against actuals to determine if management has the ability to accurately predict initial and current forecasts of future cash flows.

We sampled new Loans during 2021 and confirmed the balance with the Dealer and/or agreed to the Consumer Loan for completeness and accuracy. We sampled collections made during 2021 to verify completeness, accuracy and application to the appropriate Loans. We recalculated the effective interest rate for a sample of Loans based on the contractual cash flows less estimated dealer holdback or we agreed to the prior year rate, based on the applicable method described above. We recomputed the provision for credit losses for a sample of new Loans by computing the difference between the initial Loan balance and the present value of expected future net cash flows discounted at the effective interest rate.

We selected a sample of Loans to recompute the provision for credit losses, allowance for credit losses and finance charge revenue for the year-ended December 31, 2021. For the sample tested, we also recomputed the dealer holdback, if applicable.

We also assessed the correlation of changes in the allowance for credit losses to collections for a sample of Loans. We tested sensitivity around the partial write-off policy. We analyzed and agreed the past-due status of Loans to collection details and verified the allowance for credit losses was consistent with the status of the Loans.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Southfield, Michigan
February 11, 2022

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)	As of December 31,
	2021	2020
ASSETS:
Cash and cash equivalents	$23.3	$16.0
Restricted cash and cash equivalents	410.9	380.2
Restricted securities available for sale	62.1	66.1

Loans receivable	9,349.8	10,124.8
Allowance for credit losses	(3,013.5)	(3,336.9)
Loans receivable, net	6,336.3	6,787.9

Property and equipment, net	57.3	59.4
Income taxes receivable	109.2	147.0
Other assets	51.8	32.4
Total Assets	$7,050.9	$7,489.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$175.0	$186.7
Revolving secured line of credit	2.6	95.9
Secured financing	3,811.5	3,711.6
Senior notes	792.5	790.6
Mortgage note	9.7	10.5
Deferred income taxes, net	435.2	391.0
Income taxes payable	0.2	0.2
Total Liabilities	5,226.7	5,186.5

Commitments and Contingencies - See Note 16
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 14,145,888 and 17,092,432 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	0.1	0.2
Paid-in capital	197.2	161.9
Retained earnings	1,626.7	2,138.8
Accumulated other comprehensive income	0.2	1.6
Total Shareholders’ Equity	1,824.2	2,302.5
Total Liabilities and Shareholders’ Equity	$7,050.9	$7,489.0

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2021	2020	2019
Revenue:
Finance charges	$1,742.6	$1,562.4	$1,369.4
Premiums earned	60.3	57.3	51.0
Other income	53.1	49.6	68.6
Total revenue	1,856.0	1,669.3	1,489.0
Costs and expenses:
Salaries and wages	218.1	186.5	193.3
General and administrative	100.3	69.6	65.1
Sales and marketing	65.3	69.5	70.2
Provision for credit losses	8.4	556.9	76.4
Interest	164.2	192.0	196.2
Provision for claims	38.8	37.9	30.1
Loss on extinguishment of debt	—	7.4	1.8
Total costs and expenses	595.1	1,119.8	633.1
Income before provision for income taxes	1,260.9	549.5	855.9
Provision for income taxes	302.6	128.5	199.8
Net income	$958.3	$421.0	$656.1
Net income per share:
Basic	$59.57	$23.57	$34.71
Diluted	$59.52	$23.47	$34.57
Weighted average shares outstanding:
Basic	16,085,823	17,858,935	18,900,256
Diluted	16,100,552	17,935,779	18,976,560

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	For the Years Ended December 31,
	2021	2020	2019
Net income	$958.3	$421.0	$656.1
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(1.4)	0.8	1.1
Other comprehensive income (loss)	(1.4)	0.8	1.1
Comprehensive income	$956.9	$421.8	$657.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions)	Common Stock
	Number	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2019	18,972,558	$0.2	$154.9	$1,836.1	$(0.3)	$1,990.9
Net income	—	—	—	656.1	—	656.1
Other comprehensive income	—	—	—	—	1.1	1.1
Stock-based compensation	—	—	7.6	—	—	7.6
Restricted stock awards, net of forfeitures	4,827	—	—	—	—	—
Repurchase of common stock	(712,448)	—	(4.8)	(295.6)	—	(300.4)
Restricted stock units converted to common stock	87,842	—	—	—	—	—
Balance, December 31, 2019	18,352,779	0.2	157.7	2,196.6	0.8	2,355.3
Net income	—	—	—	421.0	—	421.0
Other comprehensive income	—	—	—	—	0.8	0.8
Stock-based compensation	—	—	6.2	—	—	6.2
Restricted stock awards, net of forfeitures	(152)	—	—	—	—	—
Repurchase of common stock	(1,282,166)	—	(2.0)	(478.8)	—	(480.8)
Restricted stock units converted to common stock	21,971	—	—	—	—	—
Balance, December 31, 2020	17,092,432	0.2	161.9	2,138.8	1.6	2,302.5
Net income	—	—	—	958.3	—	958.3
Other comprehensive loss	—	—	—	—	(1.4)	(1.4)
Stock-based compensation	—	—	24.8	—	—	24.8
Restricted stock awards, net of forfeitures	(109,085)	—	—	—	—	—
Repurchase of common stock	(2,884,126)	(0.1)	(1.3)	(1,470.4)	—	(1,471.8)
Restricted stock units converted to common stock	11,416	—	—	—	—	—
Stock options exercised	35,251	—	11.8	—	—	11.8
Balance, December 31, 2021	14,145,888	$0.1	$197.2	$1,626.7	$0.2	$1,824.2
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Years Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$958.3	$421.0	$656.1
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	8.4	556.9	76.4
Depreciation	9.7	8.8	7.3
Amortization	16.6	15.0	15.1
Provision for deferred income taxes	44.7	68.3	85.5
Stock-based compensation	24.8	6.2	7.6
Loss on extinguishment of debt	—	7.4	1.8
Other	(0.4)	(0.7)	(0.2)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(10.7)	(18.4)	17.3
Decrease (increase) in income taxes receivable	37.8	(80.8)	(58.3)
Decrease in income taxes payable	—	—	(2.3)
Decrease (increase) in other assets	(19.8)	1.5	6.0
Net cash provided by operating activities	1,069.4	985.2	812.3
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(38.8)	(43.2)	(40.1)
Proceeds from sale of restricted securities available for sale	22.2	24.8	29.1
Maturities of restricted securities available for sale	18.3	13.0	11.9
Principal collected on Loans receivable	3,808.5	3,170.1	2,971.2
Advances to Dealers	(2,059.0)	(2,207.8)	(2,424.5)
Purchases of Consumer Loans	(1,108.8)	(1,433.4)	(1,347.7)
Accelerated payments of Dealer Holdback	(44.1)	(45.9)	(58.8)
Payments of Dealer Holdback	(153.4)	(142.6)	(138.5)
Purchases of property and equipment	(7.6)	(8.5)	(26.8)
Net cash provided by (used in) investing activities	437.3	(673.5)	(1,024.2)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,562.6	5,376.0	3,846.7
Repayments under revolving secured line of credit	(1,655.9)	(5,280.1)	(4,018.6)
Proceeds from secured financing	1,830.8	2,800.2	2,396.4
Repayments of secured financing	(1,729.0)	(2,427.2)	(2,149.5)
Proceeds from issuance of senior notes	—	—	800.0
Repayment of senior notes	—	(401.8)	(148.2)
Payments of debt issuance costs and debt extinguishment costs	(16.4)	(18.7)	(25.5)
Repurchase of common stock	(1,471.8)	(480.8)	(300.4)
Proceeds from stock options exercised	11.8	—	—
Other	(0.8)	(0.8)	(0.6)
Net cash provided by (used in) financing activities	(1,468.7)	(433.2)	400.3
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	38.0	(121.5)	188.4
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	396.2	517.7	329.3
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$434.2	$396.2	$517.7
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$149.4	$191.6	$175.6
Cash paid during the period for income taxes, net of refunds	$213.2	$141.5	$172.4

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

Substantially all of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2021	2020	2019
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	91.0%	94.9%	95.9%

In 2020, we began piloting an option that expanded our financing programs to consumers with higher credit ratings. In the fourth quarter of 2021, we made this option available to all Dealers. A portion of the reduction in the percentage of total unit volume with FICO® scores below 650 or no FICO® scores relates to Consumer Loans assigned under this option.

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
2019	67.2%	32.8%	64.3%	35.7%
2020	64.1%	35.9%	60.6%	39.4%
2021	67.9%	32.1%	65.0%	35.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Our primary subsidiaries as of December 31, 2021 are: Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2020-2 Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Funding LLC 2021-3 and Credit Acceptance Funding LLC 2021-4.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of December 31, 2021 and 2020, we had $22.9 million and $15.7 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of December 31, 2021 and 2020, we had $407.9 million and $376.9 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$23.3	$16.0	$187.4
Restricted cash and cash equivalents	410.9	380.2	330.3
Total cash and cash equivalents and restricted cash and cash equivalents	$434.2	$396.2	$517.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2021 and 2020 Recognition and Measurement Policies. On January 1, 2020, we adopted Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, which is known as the current expected credit loss model, or CECL. Loans outstanding prior to the adoption date qualified for transition relief and are accounted for as purchased financial assets with credit deterioration (“PCD Method”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

We fully write off the outstanding balances of a Loan and the related allowance for credit losses once we are no longer forecasting any expected future net cash flows on the Loan. In addition, on January 1, 2020, we adopted a partial write-off policy in connection with the adoption of CECL. Under our partial write-off policy, we write off the amount of the outstanding balances of a Loan and the related allowance for credit losses, if any, that exceeds 200% of the present value of expected future net cash flows on the Loan, as we deem this amount to be uncollectable.

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

Methodology Changes. On January 1, 2020, we adopted CECL, which changed our accounting policies for Loans. During the first quarter of 2020, we reduced forecasted collection rates to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. For additional information, see Note 5. For the three year period ended December 31, 2021, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members. We offer matching contributions to the 401(k) plan based on each enrolled team members’ eligible annual gross pay (subject to statutory limitations). Our matching contribution rate is equal to 100% of the first 4% participants contribute and an additional 50% of the next 2% participants contribute, for a maximum matching contribution of 5% of each participant’s eligible annual gross pay. For the years ended December 31, 2021, 2020 and 2019, we recognized compensation expense of $7.5 million, $7.2 million, and $7.1 million, respectively, for our matching contributions to the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.3 million for the year ended December 31, 2021, $0.1 million for the year ended December 31, 2020 and $0.3 million for the year ended December 31, 2019.

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

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2021 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

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

Loans Receivable, net.  The fair value is determined by calculating the present value of expected future net cash flows estimated by us by utilizing the discount rate used to calculate the value of our Loans under our non-GAAP floating yield methodology.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of December 31,
	2021		2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$23.3	$23.3	$16.0	$16.0
Restricted cash and cash equivalents	410.9	410.9	380.2	380.2
Restricted securities available for sale	62.1	62.1	66.1	66.1
Loans receivable, net	6,336.3	6,580.4	6,787.9	7,216.4
Liabilities
Revolving secured line of credit	$2.6	$2.6	$95.9	$95.9
Secured financing	3,811.5	3,832.1	3,711.6	3,793.9
Senior notes	792.5	825.8	790.6	842.0
Mortgage note	9.7	9.7	10.5	10.5

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$23.3	$—	$—	$23.3
Restricted cash and cash equivalents (1)	410.9	—	—	410.9
Restricted securities available for sale (2)	49.0	13.1	—	62.1
Loans receivable, net (1)	—	—	6,580.4	6,580.4
Liabilities
Revolving secured line of credit (1)	$—	$2.6	$—	$2.6
Secured financing (1)	—	3,832.1	—	3,832.1
Senior notes (1)	825.8	—	—	825.8
Mortgage note (1)	—	9.7	—	9.7

(In millions)	As of December 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$16.0	$—	$—	$16.0
Restricted cash and cash equivalents (1)	380.2	—	—	380.2
Restricted securities available for sale (2)	52.8	13.3	—	66.1
Loans receivable, net (1)	—	—	7,216.4	7,216.4
Liabilities
Revolving secured line of credit (1)	$—	$95.9	$—	$95.9
Secured financing (1)	—	3,793.9	—	3,793.9
Senior notes (1)	842.0	—	—	842.0
Mortgage note (1)	—	10.5	—	10.5

(1)    Measured at amortized cost with fair value disclosed.
(2)    Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$27.3	$0.3	$(0.2)	$27.4
U.S. Government and agency securities	21.5	0.2	(0.1)	21.6
Asset-backed securities	12.9	—	(0.1)	12.8
Mortgage-backed securities	0.3	—	—	0.3
Total restricted securities available for sale	$62.0	$0.5	$(0.4)	$62.1
(In millions)	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$31.3	$1.1	$—	$32.4
U.S. Government and agency securities	19.7	0.7	—	20.4
Asset-backed securities	12.7	0.2	—	12.9
Mortgage-backed securities	0.4	—	—	0.4
Total restricted securities available for sale	$64.1	$2.0	$—	$66.1

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2021
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.0	$(0.2)	$1.3	$—	$16.3	$(0.2)
U.S. Government and agency securities	10.1	(0.1)	—	—	10.1	(0.1)
Asset-backed securities	8.4	(0.1)	—	—	8.4	(0.1)
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$33.5	$(0.4)	$1.3	$—	$34.8	$(0.4)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2020
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$2.2	$—	$—	$—	$2.2	$—
U.S. Government and agency securities	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$2.2	$—	$—	$—	$2.2	$—

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

(In millions)	As of December 31,
	2021		2020
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$2.9	$3.0	$1.1	$1.1
Over one year to five years	56.9	57.0	58.1	60.0
Over five years to ten years	2.1	2.0	4.7	4.8
Over ten years	0.1	0.1	0.2	0.2
Total restricted securities available for sale	$62.0	$62.1	$64.1	$66.1

5.    LOANS RECEIVABLE

Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of December 31, 2021
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,655.1	$3,694.7	$9,349.8
Allowance for credit losses	(1,767.8)	(1,245.7)	(3,013.5)
Loans receivable, net	$3,887.3	$2,449.0	$6,336.3

(In millions)	As of December 31, 2020
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,869.6	$4,255.2	$10,124.8
Allowance for credit losses	(1,702.1)	(1,634.8)	(3,336.9)
Loans receivable, net	$4,167.5	$2,620.4	$6,787.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in Loans receivable and allowance for credit losses is as follows:

(In millions)	For the Year Ended December 31, 2021
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,869.6	$4,255.2	$10,124.8	$(1,702.1)	$(1,634.8)	$(3,336.9)	$4,167.5	$2,620.4	$6,787.9
Finance charges	1,385.1	1,117.9	2,503.0	(413.8)	(346.6)	(760.4)	971.3	771.3	1,742.6
Provision for credit losses	—	—	—	28.2	(36.6)	(8.4)	28.2	(36.6)	(8.4)
New Consumer Loan assignments (1)	2,059.0	1,108.8	3,167.8		—	—	2,059.0	1,108.8	3,167.8
Collections (2)	(3,464.6)	(2,095.1)	(5,559.7)		—	—	(3,464.6)	(2,095.1)	(5,559.7)
Accelerated Dealer Holdback payments	44.1	—	44.1		—	—	44.1	—	44.1
Dealer Holdback payments	153.4	—	153.4		—	—	153.4	—	153.4
Transfers (3)	(115.7)	115.7	—	35.5	(35.5)	—	(80.2)	80.2	—
Write-offs	(286.2)	(810.3)	(1,096.5)	286.2	810.3	1,096.5	—	—	—
Recoveries (4)	1.8	2.5	4.3	(1.8)	(2.5)	(4.3)	—	—	—
Deferral of Loan origination costs	8.6	—	8.6	—	—	—	8.6	—	8.6
Balance, end of period	$5,655.1	$3,694.7	$9,349.8	$(1,767.8)	$(1,245.7)	$(3,013.5)	$3,887.3	$2,449.0	$6,336.3

(In millions)	For the Year Ended December 31, 2020
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,623.3	$2,597.9	$7,221.2	$(428.0)	$(108.0)	$(536.0)	$4,195.3	$2,489.9	$6,685.2
Adoption of CECL (5)	940.2	1,523.4	2,463.6	(940.2)	(1,523.4)	(2,463.6)	—	—	—
Finance charges	1,313.9	991.0	2,304.9	(368.0)	(374.5)	(742.5)	945.9	616.5	1,562.4
Provision for credit losses	—	—	—	(239.7)	(317.2)	(556.9)	(239.7)	(317.2)	(556.9)
New Consumer Loan assignments (1)	2,207.8	1,433.4	3,641.2	—	—	—	2,207.8	1,433.4	3,641.2
Collections (2)	(3,059.1)	(1,682.3)	(4,741.4)	—	—	—	(3,059.1)	(1,682.3)	(4,741.4)
Accelerated Dealer Holdback payments	45.9	—	45.9	—	—	—	45.9	—	45.9
Dealer Holdback payments	142.6	—	142.6	—	—	—	142.6	—	142.6
Transfers (3)	(119.8)	119.8	—	39.7	(39.7)	—	(80.1)	80.1	—
Write-offs	(235.1)	(729.8)	(964.9)	235.1	729.8	964.9	—	—	—
Recoveries (4)	1.0	1.8	2.8	(1.0)	(1.8)	(2.8)	—	—	—
Deferral of Loan origination costs	8.9	—	8.9	—	—	—	8.9	—	8.9
Balance, end of period	$5,869.6	$4,255.2	$10,124.8	$(1,702.1)	$(1,634.8)	$(3,336.9)	$4,167.5	$2,620.4	$6,787.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(In millions)	For the Year Ended December 31, 2019
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,141.0	$2,084.2	$6,225.2	$(378.1)	$(83.8)	$(461.9)	$3,762.9	$2,000.4	$5,763.3
Finance charges	888.7	480.7	1,369.4	—	—	—	888.7	480.7	1,369.4
Provision for credit losses	—	—	—	(65.9)	(10.5)	(76.4)	(65.9)	(10.5)	(76.4)
New Consumer Loan assignments (1)	2,424.5	1,347.7	3,772.2	—	—	—	2,424.5	1,347.7	3,772.2
Collections (2)	(2,947.0)	(1,402.5)	(4,349.5)	—	—	—	(2,947.0)	(1,402.5)	(4,349.5)
Accelerated Dealer Holdback payments	58.8	—	58.8	—	—	—	58.8	—	58.8
Dealer Holdback payments	138.5	—	138.5	—	—	—	138.5	—	138.5
Transfers (3)	(87.2)	87.2	—	13.1	(13.1)	—	(74.1)	74.1	—
Write-offs	(4.4)	(0.5)	(4.9)	4.4	0.5	4.9	—	—	—
Recoveries (4)	1.5	1.1	2.6	(1.5)	(1.1)	(2.6)	—	—	—
Deferral of Loan origination costs	8.9	—	8.9	—	—	—	8.9	—	8.9
Balance, end of period	$4,623.3	$2,597.9	$7,221.2	$(428.0)	$(108.0)	$(536.0)	$4,195.3	$2,489.9	$6,685.2

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

(In millions)	For the Year Ended December 31, 2021
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$153.1	$212.0	$365.1
Forecast changes	(181.3)	(175.4)	(356.7)
Total	$(28.2)	$36.6	$8.4

(In millions)	For the Year Ended December 31, 2020
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$209.7	$308.9	$518.6
Forecast changes	30.0	8.3	38.3
Total	$239.7	$317.2	$556.9

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

(In millions)	For the Year Ended December 31, 2021
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,202.5	$2,324.1	$5,526.6
Expected net cash flows at the time of assignment (2)	2,880.9	1,549.1	4,430.0
Loans receivable at the time of assignment (3)	2,059.0	1,108.8	3,167.8

Provision for credit losses expense at the time of assignment	$(153.1)	$(212.0)	$(365.1)
Expected future finance charges at the time of assignment (4)	975.0	652.3	1,627.3
Expected net Loan income at the time of assignment (5)	$821.9	$440.3	$1,262.2

(In millions)	For the Year Ended December 31, 2020
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,506.9	$3,151.2	$6,658.1
Expected net cash flows at the time of assignment (2)	3,113.4	2,018.2	5,131.6
Loans receivable at the time of assignment (3)	2,207.8	1,433.4	3,641.2

Provision for credit losses expense at the time of assignment	$(209.7)	$(308.9)	$(518.6)
Expected future finance charges at the time of assignment (4)	1,115.3	893.7	2,009.0
Expected net Loan income at the time of assignment (5)	$905.6	$584.8	$1,490.4

(In millions)	For the Year Ended December 31, 2019
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,810.6	$2,953.3	$6,763.9
Expected net cash flows at the time of assignment (2)	3,396.1	1,908.9	5,305.0
Loans receivable at the time of assignment (3)	2,424.5	1,347.7	3,772.2

Provision for credit losses expense at the time of assignment	$—	$—	$—
Expected future finance charges at the time of assignment (4)	971.6	561.2	1,532.8
Expected net Loan income at the time of assignment (5)	$971.6	$561.2	$1,532.8

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
(5)Represents the amount that expected net cash flows at the time of assignment (2) exceed Loans receivable at the time of assignment (3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Year Ended December 31, 2021
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,664.3	$3,880.1	$9,544.4
New Consumer Loan assignments (1)	2,880.9	1,549.1	4,430.0
Realized net cash flows (2)	(3,267.1)	(2,095.1)	(5,362.2)
Forecast changes	87.7	238.4	326.1
Transfers (3)	(116.1)	126.1	10.0
Balance, end of period	$5,249.7	$3,698.6	$8,948.3

(In millions)	For the Year Ended December 31, 2020
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,577.0	$3,428.2	$9,005.2
New Consumer Loan assignments (1)	3,113.4	2,018.2	5,131.6
Realized net cash flows (2)	(2,870.6)	(1,682.3)	(4,552.9)
Forecast changes	(41.1)	(5.2)	(46.3)
Transfers (3)	(114.4)	121.2	6.8
Balance, end of period	$5,664.3	$3,880.1	$9,544.4

(In millions)	For the Year Ended December 31, 2019
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,045.9	$2,782.9	$7,828.8
New Consumer Loan assignments (1)	3,396.1	1,908.9	5,305.0
Realized net cash flows (2)	(2,749.7)	(1,402.5)	(4,152.2)
Forecast changes	(7.9)	22.5	14.6
Transfers (3)	(107.4)	116.4	9.0
Balance, end of period	$5,577.0	$3,428.2	$9,005.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our prior forecasted collection rates and our initial expectations. For additional information regarding credit quality, see Note 2 to the consolidated financial statements. The following table compares our forecast of Consumer Loan collection rates as of December 31, 2021, with the forecasts as of December 31, 2020, as of December 31, 2019, and at the time of assignment, segmented by year of assignment:

	Total Loans as of December 31, 2021
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2021	December 31, 2020	December 31, 2019	Initial Forecast	December 31, 2020	December 31, 2019	Initial Forecast
2012	73.8%	73.8%	73.9%	71.4%	0.0%	-0.1%	2.4%
2013	73.4%	73.4%	73.5%	72.0%	0.0%	-0.1%	1.4%
2014	71.5%	71.6%	71.7%	71.8%	-0.1%	-0.2%	-0.3%
2015	65.1%	65.2%	65.4%	67.7%	-0.1%	-0.3%	-2.6%
2016	63.6%	63.6%	64.1%	65.4%	0.0%	-0.5%	-1.8%
2017	64.4%	64.1%	64.8%	64.0%	0.3%	-0.4%	0.4%
2018	65.1%	64.0%	65.1%	63.6%	1.1%	0.0%	1.5%
2019	66.5%	64.4%	64.6%	64.0%	2.1%	1.9%	2.5%
2020	67.9%	64.8%	—	63.4%	3.1%	—	4.5%
2021	66.5%	—	—	66.3%	—	—	0.2%

	Dealer Loans as of December 31, 2021
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2021	December 31, 2020	December 31, 2019	Initial Forecast	December 31, 2020	December 31, 2019	Initial Forecast
2012	73.6%	73.6%	73.7%	71.3%	0.0%	-0.1%	2.3%
2013	73.3%	73.4%	73.4%	72.1%	-0.1%	-0.1%	1.2%
2014	71.4%	71.5%	71.6%	71.9%	-0.1%	-0.2%	-0.5%
2015	64.4%	64.5%	64.8%	67.5%	-0.1%	-0.4%	-3.1%
2016	62.8%	62.8%	63.2%	65.1%	0.0%	-0.4%	-2.3%
2017	63.8%	63.4%	64.2%	63.8%	0.4%	-0.4%	0.0%
2018	64.6%	63.5%	64.7%	63.6%	1.1%	-0.1%	1.0%
2019	66.2%	64.1%	64.4%	63.9%	2.1%	1.8%	2.3%
2020	67.6%	64.5%	—	63.3%	3.1%	—	4.3%
2021	66.2%	—	—	66.3%	—	—	-0.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Purchased Loans as of December 31, 2021
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2021	December 31, 2020	December 31, 2019	Initial Forecast	December 31, 2020	December 31, 2019	Initial Forecast
2012	75.9%	75.9%	75.9%	71.4%	0.0%	0.0%	4.5%
2013	74.2%	74.3%	74.4%	71.6%	-0.1%	-0.2%	2.6%
2014	72.4%	72.4%	72.5%	70.9%	0.0%	-0.1%	1.5%
2015	68.9%	68.8%	69.3%	68.5%	0.1%	-0.4%	0.4%
2016	65.8%	65.8%	66.6%	66.5%	0.0%	-0.8%	-0.7%
2017	66.0%	65.6%	66.3%	64.6%	0.4%	-0.3%	1.4%
2018	66.4%	65.1%	66.0%	63.5%	1.3%	0.4%	2.9%
2019	67.2%	65.1%	65.1%	64.2%	2.1%	2.1%	3.0%
2020	68.4%	65.4%	—	63.6%	3.0%	—	4.8%
2021	67.1%	—	—	66.3%	—	—	0.8%

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

We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of December 31, 2021 and December 31, 2020, segmented by year of assignment:

(In millions)	Total Loans as of December 31, 2021 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and prior	$7.4	$3.4	$38.6	$117.5	$166.9
2017	93.4	35.0	155.7	34.5	318.6
2018	452.4	169.9	395.1	6.7	1,024.1
2019	1,085.4	410.7	580.8	1.1	2,078.0
2020	1,586.4	538.6	405.5	—	2,530.5
2021	2,555.5	554.5	121.7	—	3,231.7
	$5,780.5	$1,712.1	$1,697.4	$159.8	$9,349.8

(In millions)	Dealer Loans as of December 31, 2021 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and prior	$2.5	$1.1	$12.8	$82.2	$98.6
2017	44.9	16.8	75.2	21.8	158.7
2018	228.7	84.0	195.9	4.2	512.8
2019	530.7	194.2	276.3	0.7	1,001.9
2020	1,025.5	337.9	254.0	—	1,617.4
2021	1,800.5	382.8	82.4	—	2,265.7
	$3,632.8	$1,016.8	$896.6	$108.9	$5,655.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(In millions)	Purchased Loans as of December 31, 2021 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and prior	$4.9	$2.3	$25.8	$35.3	$68.3
2017	48.5	18.2	80.5	12.7	159.9
2018	223.7	85.9	199.2	2.5	511.3
2019	554.7	216.5	304.5	0.4	1,076.1
2020	560.9	200.7	151.5	—	913.1
2021	755.0	171.7	39.3	—	966.0
	$2,147.7	$695.3	$800.8	$50.9	$3,694.7

(In millions)	Total Loans as of December 31, 2020 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and prior	$4.8	$2.2	$16.1	$99.0	$122.1
2016	73.5	29.1	119.3	41.7	263.6
2017	320.9	121.0	277.5	7.2	726.6
2018	962.8	374.6	513.9	1.0	1,852.3
2019	1,985.2	745.6	610.8	—	3,341.6
2020	3,002.0	663.8	152.8	—	3,818.6
	$6,349.2	$1,936.3	$1,690.4	$148.9	$10,124.8

(In millions)	Dealer Loans as of December 31, 2020 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and prior	$2.1	$1.0	$7.9	$76.1	$87.1
2016	31.9	12.3	55.7	31.1	131.0
2017	170.5	62.7	143.3	5.1	381.6
2018	523.3	197.5	267.4	0.7	988.9
2019	1,046.9	383.5	310.2	—	1,740.6
2020	2,009.5	433.1	97.8	—	2,540.4
	$3,784.2	$1,090.1	$882.3	$113.0	$5,869.6

(In millions)	Purchased Loans as of December 31, 2020 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2015 and prior	$2.7	$1.2	$8.2	$22.9	$35.0
2016	41.6	16.8	63.6	10.6	132.6
2017	150.4	58.3	134.2	2.1	345.0
2018	439.5	177.1	246.5	0.3	863.4
2019	938.3	362.1	300.6	—	1,601.0
2020	992.5	230.7	55.0	—	1,278.2
	$2,565.0	$846.2	$808.1	$35.9	$4,255.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

During the first quarter of 2020, we reduced our estimate of future net cash flows from our Loan portfolio by $206.5 million, or 2.3% of the forecasted net cash flows at the start of the period, primarily due to the impact of the COVID-19 pandemic. The reduction was comprised of: (1) $44.3 million calculated by our forecasting model, which reflected lower realized collections during the first quarter of 2020 and (2) an additional $162.2 million, which represented our best estimate of the future impact of the COVID-19 pandemic on future net cash flows. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the current period. We have continued to apply this adjustment to our forecast through the end of 2021 as it continues to represent our best estimate of the impact of the COVID-19 pandemic on future net cash flows. The COVID-19 pandemic has created conditions that increase the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio.

Additional Prior Year Loan Disclosure

The adoption of CECL on January 1, 2020 eliminated the following disclosure for 2020 and 2021 that was required in prior years.

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

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of December 31,
	2021	2020
Land and land improvements	$2.9	$2.9
Building and improvements	59.1	59.3
Data processing equipment and software	46.5	41.1
Office furniture and equipment	3.4	3.4
Leasehold improvements	0.7	2.3
Total property and equipment	112.6	109.0
Less: Accumulated depreciation on property and equipment	(55.3)	(49.6)
Total property and equipment, net	$57.3	$59.4
Depreciation expense on property and equipment was $9.7 million, $8.8 million and $7.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Years Ended December 31,
	2021	2020	2019
Net assumed written premiums	$56.4	$61.7	$51.8
Net premiums earned	60.3	57.3	51.0
Provision for claims	38.8	37.9	30.1
Amortization of capitalized acquisition costs	1.4	1.4	1.3

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of December 31,
	Balance Sheet location	2021	2020
Trust assets	Restricted cash and cash equivalents	$0.3	$0.7
Trust assets	Restricted securities available for sale	62.1	66.1
Unearned premium	Accounts payable and accrued liabilities	44.6	48.5
Claims reserve (1)	Accounts payable and accrued liabilities	2.4	2.3

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

The following tables present information about incurred and paid claims development for the five-year period ended December 31, 2021:

(Dollars in millions)
	Cumulative Incurred Claims					As of December 31, 2021
Incident Year	As of December 31,					Claims Reserve	Cumulative Number of Reported Claims
	2017	2018	2019	2020	2021
2017	$22.3	$22.5	$22.6	$22.6	$22.6	$—	20,462
2018		25.8	25.7	25.8	25.8	—	22,310
2019			30.1	30.2	30.2	—	24,419
2020				37.7	37.6	—	28,206
2021					38.9	2.4	28,091
Total					$155.1	$2.4	123,488

(In millions)	Cumulative Paid Claims
	As of December 31,
Incident Year	2017	2018	2019	2020	2021
2017	$21.3	$22.5	$22.6	$22.6	$22.6
2018		24.2	25.7	25.8	25.8
2019			28.3	30.2	30.2
2020				35.4	37.6
2021					36.5
Total					$152.7

Average Annual Percentage Payout of Incurred Claims by Age
Claim Age (Years)	1	2	3	4	5
Payout Percentage	93.9%	5.9%	0.2%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Years Ended December 31,
	2021	2020	2019
Ancillary product profit sharing	$40.2	$33.5	$37.9
Remarketing fees	7.8	7.1	12.0
Dealer enrollment fees	1.9	3.0	4.7
Dealer support products and services	1.3	1.9	2.5
Interest	1.2	2.9	8.5
GPS-SID fees	—	—	1.9
Other	0.7	1.2	1.1
Total	$53.1	$49.6	$68.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Year Ended December 31, 2021
	Ancillary product profit sharing	Remarketing fees	Dealer enrollment fees	Dealer support products and services	Interest	Other	Total Other Income
Source of income
Third Party Providers	$40.2	$—	$—	$—	$1.2	$0.7	$42.1
Dealers	—	7.8	1.9	1.3	—	—	11.0
Total	$40.2	$7.8	$1.9	$1.3	$1.2	$0.7	$53.1

Timing of revenue recognition
Over time	$40.2	$—	$1.9	$—	$1.2	$—	$43.3
At a point in time	—	7.8	—	1.3	—	0.7	9.8
Total	$40.2	$7.8	$1.9	$1.3	$1.2	$0.7	$53.1

9.    DEBT

Debt consists of the following:

(In millions)	As of December 31, 2021
	Principal Outstanding	Unamortized Debt Issuance Costs	Carrying Amount
Revolving secured line of credit (1)	$2.6	$—	$2.6
Secured financing (2)	3,830.4	(18.9)	3,811.5
Senior notes	800.0	(7.5)	792.5
Mortgage note	9.7	—	9.7
Total debt	$4,642.7	$(26.4)	$4,616.3

(In millions)	As of December 31, 2020
	Principal Outstanding	Unamortized Debt Issuance Costs	Carrying Amount
Revolving secured line of credit (1)	$95.9	$—	$95.9
Secured financing (2)	3,728.7	(17.1)	3,711.6
Senior notes	800.0	(9.4)	790.6
Mortgage note	10.5	—	10.5
Total debt	$4,635.1	$(26.5)	$4,608.6

(1)Excludes deferred debt issuance costs of $3.6 million and $3.2 million as of December 31, 2021 and December 31, 2020, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

General information for each of our financing transactions in place as of December 31, 2021 is as follows:

(Dollars in millions)
Financings	Wholly-owned Subsidiary	Maturity Date		Financing Amount		Interest Rate Basis as of December 31, 2021
Revolving Secured Line of Credit	n/a	06/22/24		$435.0	(1)	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	04/30/24	(3)	$400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	11/17/23	(3)	$300.0		LIBOR plus 210 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/18/23	(5)	$125.0		LIBOR plus 225 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/24	(3)	$75.0		LIBOR plus 200 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/01/24	(3)	$200.0		LIBOR plus 190 basis points (4)
Term ABS 2019-1 (2)	Credit Acceptance Funding LLC 2019-1	02/15/21	(3)	$402.5		Fixed rate
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/22	(6)	$500.0		Fixed rate
Term ABS 2019-3 (2)	Credit Acceptance Funding LLC 2019-3	11/15/21	(3)	$351.7		Fixed rate
Term ABS 2020-1 (2)	Credit Acceptance Funding LLC 2020-1	02/15/22	(3)	$500.0		Fixed rate
Term ABS 2020-2 (2)	Credit Acceptance Funding LLC 2020-2	07/15/22	(3)	$481.8		Fixed rate
Term ABS 2020-3 (2)	Credit Acceptance Funding LLC 2020-3	10/17/22	(3)	$600.0		Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/15/23	(3)	$100.0		LIBOR plus 198.5 basis points (4)
Term ABS 2021-2 (2)	Credit Acceptance Funding LLC 2021-2	02/15/23	(3)	$500.0		Fixed rate
Term ABS 2021-3 (2)	Credit Acceptance Funding LLC 2021-3	05/15/23	(3)	$450.0		Fixed rate
Term ABS 2021-4 (2)	Credit Acceptance Funding LLC 2021-4	10/16/23	(3)	$250.1		Fixed rate
2024 Senior Notes	n/a	12/31/24		$400.0		Fixed rate
2026 Senior Notes	n/a	03/15/26		$400.0		Fixed rate
Mortgage Note (2)	Chapter 4 Properties, LLC	08/06/23		$12.0		LIBOR plus 150 basis points
(1)The amount of the facility will decrease by $35.0 million on June 22, 2022, and will further decrease by $25.0 million on June 22, 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Years Ended December 31,
	2021	2020
Revolving Secured Line of Credit
Maximum outstanding principal balance	$229.0	$296.6
Average outstanding principal balance	29.1	108.3
Warehouse Facility II
Maximum outstanding principal balance	$201.0	$201.0
Average outstanding principal balance	18.8	106.7
Warehouse Facility IV
Maximum outstanding principal balance	$—	$—
Average outstanding principal balance	—	—
Warehouse Facility V
Maximum outstanding principal balance	$—	$75.0
Average outstanding principal balance	—	19.1
Warehouse Facility VI
Maximum outstanding principal balance	$—	$50.0
Average outstanding principal balance	—	18.0
Warehouse Facility VII
Maximum outstanding principal balance	$—	$125.0
Average outstanding principal balance	—	61.9
Warehouse Facility VIII
Maximum outstanding principal balance	$—	$149.0
Average outstanding principal balance	—	28.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2021	2020
Revolving Secured Line of Credit
Principal balance outstanding	$2.6	$95.9
Amount available for borrowing (1)	432.4	244.1
Interest rate	1.98%	2.02%
Warehouse Facility II
Principal balance outstanding	$—	$75.0
Amount available for borrowing (1)	400.0	325.0
Loans pledged as collateral	—	91.8
Restricted cash and cash equivalents pledged as collateral	1.0	3.0
Interest rate	—%	1.90%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	125.0	125.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	—	150.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	1.0
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2017-3
Principal balance outstanding	$—	$70.9
Loans pledged as collateral	—	215.8
Restricted cash and cash equivalents pledged as collateral	—	23.2
Interest rate	—%	3.41%
Term ABS 2018-1
Principal balance outstanding	$—	$196.4
Loans pledged as collateral	—	394.1
Restricted cash and cash equivalents pledged as collateral	—	36.2
Interest rate	—%	3.61%
(1) Availability may be limited by the amount of assets pledged as collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2021	2020
Term ABS 2018-2
Principal balance outstanding	$—	$254.3
Loans pledged as collateral	—	410.0
Restricted cash and cash equivalents pledged as collateral	—	34.6
Interest rate	—%	3.85%
Term ABS 2018-3
Principal balance outstanding	$—	$296.1
Loans pledged as collateral	—	408.8
Restricted cash and cash equivalents pledged as collateral	—	32.9
Interest rate	—%	3.78%
Term ABS 2019-1
Principal balance outstanding	$124.6	$402.5
Loans pledged as collateral	292.4	482.3
Restricted cash and cash equivalents pledged as collateral	31.8	35.4
Interest rate	3.86%	3.53%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	582.1	575.4
Restricted cash and cash equivalents pledged as collateral	50.7	41.2
Interest rate	3.13%	3.13%
Term ABS 2019-3
Principal balance outstanding	$323.9	$351.7
Loans pledged as collateral	382.9	420.9
Restricted cash and cash equivalents pledged as collateral	36.5	30.8
Interest rate	2.58%	2.56%
Term ABS 2020-1
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	591.6	749.3
Restricted cash and cash equivalents pledged as collateral	51.9	48.8
Interest rate	2.18%	2.18%
Term ABS 2020-2
Principal balance outstanding	$481.8	$481.8
Loans pledged as collateral	579.5	606.6
Restricted cash and cash equivalents pledged as collateral	50.1	41.1
Interest rate	1.65%	1.65%
Term ABS 2020-3
Principal balance outstanding	$600.0	$600.0
Loans pledged as collateral	688.1	759.1
Restricted cash and cash equivalents pledged as collateral	58.4	49.3
Interest rate	1.44%	1.44%
Term ABS 2021-1
Principal balance outstanding	$100.0	$—
Loans pledged as collateral	143.7	—
Restricted cash and cash equivalents pledged as collateral	10.2	—
Interest rate	2.10%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2021	2020
Term ABS 2021-2
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	618.7	—
Restricted cash and cash equivalents pledged as collateral	49.2	—
Interest rate	1.12%	—%
Term ABS 2021-3
Principal balance outstanding	$450.0	$—
Loans pledged as collateral	619.8	—
Restricted cash and cash equivalents pledged as collateral	46.5	—
Interest rate	1.14%	—%
Term ABS 2021-4
Principal balance outstanding	$250.1	$—
Loans pledged as collateral	281.2	—
Restricted cash and cash equivalents pledged as collateral	22.1	—
Interest rate	1.44%	—%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
Mortgage Note
Principal balance outstanding	$9.7	$10.5
Interest rate	1.60%	1.65%
Revolving Secured Line of Credit Facility

We have a $435.0 million revolving secured line of credit facility with a commercial bank syndicate. The amount of the facility will decrease by $35.0 million on June 22, 2022, and will further decrease by $25.0 million on June 22, 2023. Borrowings under the revolving secured line of credit facility, including any letters of credit issued under the facility, are subject to a borrowing-base limitation. This limitation equals 80% of the value of Loans, as defined in the agreement, less a hedging reserve (not exceeding $1.0 million), and the amount of other debt secured by the collateral which secures the revolving secured line of credit facility. Borrowings under the revolving secured line of credit facility agreement are secured by a lien on most of our assets.

Warehouse Facilities

We have five Warehouse facilities with total borrowing capacity of $1,100.0 million. Each of the facilities is with a different lender or group of lenders. Under each Warehouse facility, we can contribute Loans to our wholly-owned subsidiaries in return for cash and an increase in the value of our equity in each subsidiary. In turn, each subsidiary pledges the Loans as collateral to lenders to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to each subsidiary under the applicable facility is generally limited to the lesser of 80% of the value of the contributed Loans, as defined in the agreements, plus the restricted cash and cash equivalents pledged as collateral on such Loans or the facility limit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The subsidiaries pay us a monthly servicing fee equal to 6% (4% for Warehouse Facility II and Warehouse Facility VIII) of the collections received with respect to the contributed Loans. The servicing fee is paid out of the collections. Except for the servicing fee and holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary is entitled to any collections remaining after the payment of interest, certain other transaction expenses and any amounts necessary to satisfy the borrowing base requirements of the facility.

Term ABS Financings

We have wholly-owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than those of Term ABS 2019-2 and 2021-1, contributed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2 and 2021-1 transactions pledged the Loans to their respective lenders. The Term ABS 2019-1, 2019-3, 2020-1, 2020-2, 2020-3, 2021-2, 2021-3 and 2021-4 transactions each consist of three classes of notes.

Each financing at the time of issuance has a specified revolving period during which we are likely to contribute additional Loans to each Funding LLC. Each Funding LLC (other than those of Term ABS 2019-2 and 2021-1) will then contribute the Loans to its respective trust. At the end of the applicable revolving period, the debt outstanding under each financing will begin to amortize.

The financings create indebtedness for which the trusts or Funding LLCs are liable and which is secured by all the assets of each trust or Funding LLC. Such indebtedness is non-recourse to us, even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs. Because the Funding LLCs are organized as legal entities separate from us, their assets (including the contributed Loans) are not available to our creditors. We receive a monthly servicing fee on each financing equal to 6% (4% for Term ABS 2021-2, 2021-3, and 2021-4) of the collections received with respect to the contributed Loans. The fee is paid out of the collections. Except for the servicing fee and Dealer Holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain any collections remaining after payment of interest, certain other transaction expenses and any amounts necessary to satisfy the borrowing base requirements of the facility. However, in our capacity as servicer of the Loans, we do have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances. For those Funding LLCs with a trust, when the trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. For all Funding LLCs, after the indebtedness is paid in full, any remaining collections will ultimately be available to be distributed to us as the sole member of the respective Funding LLC.

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2019-1	February 21, 2019	$503.1	Through February 15, 2021
Term ABS 2019-2	August 28, 2019	625.1	Through August 15, 2022
Term ABS 2019-3	November 21, 2019	439.6	Through November 15, 2021
Term ABS 2020-1	February 20, 2020	625.1	Through February 15, 2022
Term ABS 2020-2	July 23, 2020	602.3	Through July 15, 2022
Term ABS 2020-3	October 22, 2020	750.1	Through October 17, 2022
Term ABS 2021-1	January 29, 2021	125.1	Through February 15, 2023
Term ABS 2021-2	February 18, 2021	625.1	Through February 15, 2023
Term ABS 2021-3	May 20, 2021	562.6	Through May 15, 2023
Term ABS 2021-4	October 28, 2021	312.6	Through October 16, 2023

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

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2021 are as follows:

(In millions)
Year	Revolving Secured Line of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes	Mortgage Note	Total
2022	$—	$—	$1,430.4	$—	$0.9	$1,431.3
2023	—	—	1,665.6	—	8.8	1,674.4
2024	2.6	—	703.2	400.0	—	1,105.8
2025	—	—	31.2	—	—	31.2
2026	—	—	—	400.0	—	400.0
Thereafter	—	—	—	—	—	—
Total	$2.6	$—	$3,830.4	$800.0	$9.7	$4,642.7
(1)The principal maturities of the Term ABS transactions are estimated based on forecasted collections.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Debt Covenants

As of December 31, 2021, we were in compliance with our covenants under the revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income, as defined in the agreements, of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the contributed assets.

Our Term ABS financings also contain covenants that measure the performance of the contributed assets. As of December 31, 2021, we were in compliance with all such covenants. As of the end of the year, we were also in compliance with our covenants under the senior notes indentures.

10.    DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings.  The following tables provide the terms of our interest rate cap agreements that were in effect as of December 31, 2021 and 2020:

(Dollars in millions)
As of December 31, 2021
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The interest rate caps have not been designated as hedging instruments.  As of December 31, 2021 and 2020, the interest rate caps had a fair value of $0.2 million and $0.1 million, respectively, as the capped rates were significantly above market rates.

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 is as follows:

(In millions)		Amount of Loss Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		For the Years Ended December 31,
	Location	2021	2020	2019
Interest rate caps	Interest expense	$0.1	$—	$(0.1)

11.    INCOME TAXES

Income Tax Provision

The income tax provision consists of the following:

(In millions)	For the Years Ended December 31,
	2021	2020	2019
Income before provision for income taxes:	$1,260.9	$549.5	$855.9
Current provision for income taxes:
Federal	217.9	53.8	94.1
State	38.6	6.6	18.7
	256.5	60.4	112.8
Deferred provision for income taxes:
Federal	36.7	57.3	70.7
State	7.9	11.0	14.8
	44.6	68.3	85.5
Interest and penalties expense:
Interest	1.5	(0.2)	1.5
Penalties	—	—	—
	1.5	(0.2)	1.5
Provision for income taxes	$302.6	$128.5	$199.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In millions)	As of December 31,
	2021	2020
Deferred tax assets:
Allowance for credit losses	$721.8	$801.4
Stock-based compensation	16.3	15.8
Deferred state net operating loss	2.1	4.3
Other, net	10.9	12.3
Total deferred tax assets	751.1	833.8
Deferred tax liabilities:
Valuation of Loans receivable	1,169.6	1,208.5
Deferred Loan origination costs	1.6	1.6
Other, net	15.1	14.7
Total deferred tax liabilities	1,186.3	1,224.8
Net deferred tax liability	$435.2	$391.0

The deferred state net operating loss tax asset arising from the operating loss carryforward for state income tax purposes is expected to expire at various times beginning in 2031, if not utilized. We do not anticipate expiration of the net operating loss carryforwards prior to their utilization.

Effective Income Tax Rate

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Years Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	3.0%	2.7%	3.1%
Excess tax benefits from stock-based compensation plans	-0.3%	-0.5%	-0.9%
Other	0.3%	0.2%	0.1%
Effective income tax rate	24.0%	23.4%	23.3%

State income taxes

The increase in our state income tax rate from 2020 to 2021 and the decrease in our state income tax rate from 2019 to 2020 were primarily the result of the settlement of an uncertain tax position for state income taxes during 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Excess tax benefits from stock-based compensation plans

During the first quarter of each year, we receive a tax benefit upon the vesting of restricted stock and the conversion of restricted stock units to common stock based on the fair value of the shares. In addition, we receive a tax benefit upon the exercise of stock options. The amount by which this tax benefit exceeds the grant-date fair value that was recognized as stock-based compensation expense is referred to as an excess tax benefit. Excess tax benefits are recognized in provision for income taxes and reduce our effective income tax rate. The impact of excess tax benefits on our effective income tax rate decreased from 2020 to 2021 primarily due to an increase in pre-tax income. The impact of excess tax benefits on our effective income tax rate decreased from 2019 to 2020, primarily due to a decrease in the number of restricted stock units that were converted to common stock during 2020 due to the timing of our long-term stock award grants.

Unrecognized Tax Benefits

The following table is a summary of changes in gross unrecognized tax benefits:

(In millions)	For the Years Ended December 31,
	2021	2020	2019
Unrecognized tax benefits at January 1,	$41.8	$41.7	$38.7
Additions for tax positions of the current year	13.4	10.2	10.0
Additions for tax positions of prior years	0.9	0.1	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	(4.6)	(2.3)
Reductions as a result of a lapse of the statute of limitations	(6.7)	(5.6)	(4.7)
Unrecognized tax benefits at December 31,	$49.4	$41.8	$41.7
The total amount of gross unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods was $49.4 million as of December 31, 2021.  As of December 31, 2021, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months. Accrued interest related to uncertain tax positions was $10.8 million and $9.2 million as of December 31, 2021 and 2020, respectively.

We are subject to income tax in federal and state jurisdictions. We are generally no longer subject to tax examinations on federal returns filed for years prior to 2018 and state returns filed for years prior to 2014.

12.    NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding.  Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Years Ended December 31,
	2021	2020	2019
Weighted average shares outstanding:
Common shares	15,727,140	17,544,837	18,614,719
Vested restricted stock units	358,683	314,098	285,537
Basic number of weighted average shares outstanding	16,085,823	17,858,935	18,900,256
Dilutive effect of restricted stock, restricted stock units and stock options	14,729	76,844	76,304
Dilutive number of weighted average shares outstanding	16,100,552	17,935,779	18,976,560

For the year ended December 31, 2021, there were 349,222 stock options outstanding that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2021, there were no shares of restricted stock or restricted stock units outstanding that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the years ended December 31, 2020 and 2019, there were no stock options, shares of restricted stock, or restricted stock units outstanding that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13.    STOCK REPURCHASES

The following table summarizes our stock repurchases for the years ended December 31, 2021, 2020, and 2019:

(Dollars in millions)	For the Years Ended December 31,
	2021		2020		2019
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	2,877,060	$1,469.1	1,267,103	$474.3	669,752	$282.2
Other (2)	7,066	2.7	15,063	6.5	42,696	18.2
Total	2,884,126	$1,471.8	1,282,166	$480.8	712,448	$300.4

(1)Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 or otherwise. On September 28, 2021, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of December 31, 2021, we had authorization to repurchase 1,625,550 shares of our common stock.
(2)Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

14.           STOCK-BASED COMPENSATION PLANS

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), at any time prior to April 12, 2031, we can grant stock-based awards in the form of restricted stock, restricted stock units and stock options to team members, officers, directors, and contractors. On April 12, 2021, our board of directors approved an amendment to the Incentive Plan, subject to shareholder approval, increasing the number of shares authorized for issuance by 750,000 shares, to 2,750,000 shares. Shareholder approval was received at our annual meeting of shareholders on July 21, 2021. The shares available for future grants under the Incentive Plan totaled 258,467 as of December 31, 2021.

Stock option grants

We grant time-based stock options to team members and directors in accordance with the Incentive Plan. Based on the terms of individual stock option grant agreements, the stock options:

•vest and become exercisable in four equal annual installments beginning on the first anniversary of the date on which the options were granted, based on continuous employment or service, and
•expire either six or ten years from the date of the grant.

From December 2020 through June 2021, we granted 770,500 stock options, subject to shareholder approval of an amendment to the Incentive Plan (“Shareholder Approval”). Under GAAP, if a stock award is subject to shareholder approval, it is not considered granted for accounting purposes until that approval is received. Shareholder Approval was received at our annual meeting of shareholders on July 21, 2021. Accordingly, the accounting grant date of the 770,500 previously-awarded stock options is July 21, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of the stock option activity under the Incentive Plan for the year ended December 31, 2021, is presented below:

Stock Options	Number of Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2020	—	$—
Granted	778,500	349.17
Exercised	(35,251)	333.94
Forfeited	(37,500)	333.94
Outstanding as of December 31, 2021	705,749	$350.74	$237.8	5.7
Exercisable as of December 31, 2021	120,251	$333.94	$42.5	4.7
Unvested as of December 31, 2021	585,498	$354.18	$195.3	5.9

(1)The intrinsic value of stock options is the amount by which the market price of the stock as of December 31, 2021 exceeded the exercise price of the options.

The grant-date weighted average fair value of stock options granted in 2021 was $188.43 per share. The total intrinsic value of stock options exercised during 2021 was $11.6 million. Net cash proceeds from the exercise of stock options in 2021 was $11.8 million.

We estimated the fair value of each stock option on the date of grant using a Black-Scholes valuation model with the following assumptions:

Valuation Assumptions	2021
Risk-free interest rate	0.4%	-	0.7%
Expected stock price volatility	37.0%	-	39.0%
Expected life of stock options (in years)	3.0	-	4.5

Restricted Stock Units

We grant performance-based and time-based restricted stock units to team members and directors in accordance with the Incentive Plan. The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant. Each restricted stock unit represents and has a value equal to one share of common stock. Based on the terms of individual restricted stock unit grant agreements, restricted stock units vest under one of the following methods:

•For our former Chief Executive Officer, over a period of ten years, based on continuous employment and the cumulative improvement in our annual adjusted economic profit.
•For certain team members, over a period of three years, based on continuous employment.
•For certain team members, over a period of one to four years, based on continuous employment and the compounded annual growth rate in our adjusted net income per diluted share, a non-GAAP financial measure.
•For certain directors, over a period of five years, based upon the compounded annual growth rate in our adjusted net income per diluted share, a non-GAAP financial measure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of the restricted stock unit (“RSU”) activity under the Incentive Plan for the year ended December 31, 2021, is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (2) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2020	412,602	$138.65
Granted	7,302	366.07
Converted	(11,416)	190.32
Forfeited	(31,653)	112.39
Outstanding as of December 31, 2021 (1)	376,835	$143.70	$259.1	2.5
Vested as of December 31, 2021	366,683	$136.81	$252.2	2.3

(1)No RSUs outstanding at December 31, 2021 were convertible to shares of common stock.
(2)The intrinsic value of RSUs is measured by applying the closing stock price as of December 31, 2021 to the applicable number of units.

The grant-date weighted average fair value of RSUs granted in 2021, 2020 and 2019 was $366.07, $436.89, and $453.64, respectively. The total intrinsic value of RSUs converted to common stock during 2021, 2020 and 2019 was $7.9 million, $7.6 million, and $36.9 million, respectively. During 2021, we recognized a $3.0 million reversal of stock-based compensation expense due to the forfeiture of 31,000 unvested RSUs upon the retirement of our former Chief Executive Officer in May 2021.

Restricted Stock

Prior to 2020, we granted performance-based and time-based shares of restricted stock to team members in accordance with the Incentive Plan. The grant-date fair value per share was estimated to equal the market price of our common stock on the date of grant. Based on the terms of individual restricted stock grant agreements, shares vest under one of the following methods:

•For our former Chief Executive Officer, over a period of 15 years, based on continuous employment and a combination of the cumulative improvement in our annual adjusted economic profit, a non-GAAP financial measure, and the attainment of annual adjusted economic profit targets.
•For all other team members, over a period of three years, based on continuous employment.

A summary of the non-vested restricted stock activity under the Incentive Plan for the year ended December 31, 2021 is presented below:

Restricted Stock	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested as of December 31, 2020	122,718	$117.88
Vested	(12,130)	177.77
Forfeited	(109,085)	106.76
Non-vested as of December 31, 2021	1,503	$441.54

No shares of restricted stock were granted in 2020 and 2021. The grant-date weighted average fair value of shares granted in 2019 was $441.54.  The total fair value of shares vested was $8.3 million in 2021, $5.1 million in 2020 and $7.9 million in 2019. During 2021, we recognized an $8.5 million reversal of stock-based compensation expense due to the forfeiture of 109,000 shares of unvested restricted stock upon the retirement of our former Chief Executive Officer in May 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock-based compensation expense

Stock-based compensation expense consists of the following:

(In millions)	For the Years Ended December 31,
	2021	2020	2019
Stock options	$33.7	$—	$—
Restricted stock units	(1.1)	4.2	4.6
Restricted stock	(7.8)	2.0	3.0
Total	$24.8	$6.2	$7.6

While the stock-based awards are often expected to vest in equal, annual installments over the corresponding requisite service periods of the grants, for certain grants the related stock-based compensation expense is not recognized on a straight-line basis over the same periods. For restricted stock and restricted stock units granted prior to 2021, each installment was accounted for as a separate award and, as a result, the fair value of each installment is being recognized as stock-based compensation expense on a straight-line basis over the related expected vesting period. Assuming performance targets are achieved in the periods currently estimated, we expect to recognize the remaining expense for stock-based awards outstanding as of December 31, 2021 over a weighted average period of 1.5 years, as follows:

(In millions)
For the Years Ended December 31,	Stock Options	Restricted Stock Units	Restricted Stock	Total Projected Expense
2022	$34.8	$1.0	$—	$35.8
2023	34.3	0.7	—	35.0
2024	34.2	0.1	—	34.3
2025	2.5	—	—	2.5
2026	—	—	—	—
Thereafter	—	—	—	—
Total	$105.8	$1.8	$—	$107.6

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

Geographic Information

For the three years ended December 31, 2021, 2020 and 2019, all of our revenues were derived from the United States.  As of December 31, 2021 and 2020, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of financing programs that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer or purchase ancillary products on vehicles financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during 2021, 2020, or 2019. Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2021 or 2020.

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

On December 1, 2021, we received a subpoena from the Office of the Attorney General for the State of California seeking documents and information regarding GAP products, GAP product administration and refunds. We are cooperating with this inquiry and cannot predict the eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

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

On May 7, 2019, we received a subpoena from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York. On July 30, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, both from the Consumer Frauds and Protection Bureau and the Investor Protection Bureau, relating to the Company’s origination and collection policies and procedures in the state of New York and its securitizations. On August 28, 2020, we were informed that one of the two additional subpoenas was being withdrawn. On November 16, 2020, we received an additional subpoena for documents from the Office of the New York State Attorney General. On November 19, 2020, the Company received a letter from the Office of the New York State Attorney General stating that the New York State Attorney General is considering bringing claims against the Company under the Dodd-Frank Wall Street Reform and Consumer Protection Act, New York Executive Law § 63(12), the New York Martin Act and New York General Business Law § 349 in connection with the Company’s origination and securitization practices. On December 9, 2020, we responded to the New York State Attorney General’s letter disputing the assertions contained therein. On December 21, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, one relating to data and the other seeking testimony. On February 24 and April 30, 2021, we received additional subpoenas from the Office of the New York State Attorney General seeking information relating to its investigation. We are cooperating with the investigation and cannot predict its eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

On April 22, 2019, we received a civil investigative demand from the Bureau of Consumer Financial Protection (the “Bureau”) seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs and credit reporting. On May 7, 2020, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. The Company raised various objections to the May 7, 2020 civil investigative demand, and on May 26, 2020, we were notified that it was withdrawn. On June 1, 2020, we received another civil investigative demand that was similar to the May 7, 2020 demand, and which raised many of the same objections. We formally petitioned the Bureau to modify the June 1, 2020 civil investigative demand. On September 3, 2020, the Director of the Bureau denied our petition to modify the June 1, 2020 civil investigative demand. On December 23, 2020, we received a civil investigative demand for investigational hearings in connection with the Bureau’s investigation. The Company objected to certain portions of the civil investigative demands for hearings and, on January 19, 2021, the Bureau notified the Company that it had withdrawn such portions from the December 23, 2020 civil investigative demands. On March 11, 2021, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation and an investigational hearing. On June 3, 2021, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. On December 6, 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the Staff of the Office of Enforcement (“Staff”) of the Bureau, stating that Staff is considering whether to recommend that the Bureau take legal action against the Company for alleged violations of the Consumer Financial Protection Act (the “CFPA”) in connection with the Company’s consumer loan origination practices. The NORA letter states that the Bureau may allege that the Company (i) committed abusive and unfair acts or practices in violation of 12 U.S.C. § 5531(c) and (d) and 12 U.S.C. § 5536(a)(1)(B) and (ii) substantially assisted the deceptive acts of others in violation of 12 U.S.C. § 5536 (a)(3). The NORA letter also states that, in connection with any action, the Bureau may seek all remedies available under the CFPA, including civil money penalties, consumer redress and injunctive relief. On January 18, 2022, the Company responded to the NORA letter disputing that it had committed any violations. We cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On April 3, 2020, we received a subpoena from the Attorney General of the State of Maryland relating to the Company’s origination and collection policies and procedures in the state of Maryland. On August 11, 2020, we received a subpoena from the Attorney General of the State of Maryland restating most of the requests contained in the March 18, 2016 and April 3, 2020 subpoenas, making additional requests, and expanding the inquiry to include 40 other states (Alabama, Alaska, Arizona, Arkansas, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, and Wisconsin) and the District of Columbia. Also on August 11, 2020, we received from the Attorney General of the State of New Jersey a subpoena that is essentially identical to the August 11, 2020 Maryland subpoena, both as to substance and as to the jurisdictions identified. We are cooperating with these investigations and cannot predict their eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from these investigations.

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

Litigation and Other Legal Matters Resolved during 2021

On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On November 20, 2017, we received a second civil investigative demand from the Office of the Attorney General seeking updated information on its original civil investigative demand, additional information related to the Company's origination and collection of Consumer Loans, and information regarding securitization activities. In connection with this inquiry, we were informed by representatives of the Office of the Attorney General that it believed that the Company may have engaged in unfair and deceptive acts or practices related to the origination and collection of auto loans, which may have caused some of the Company’s representations and warranties contained in securitization documents to be inaccurate. On July 22, 2020, we received a third civil investigative demand from the Office of the Attorney General seeking updates on previously produced data and additional information related to the Company's origination of Consumer Loans. On August 30, 2020, we were served with a complaint, filed by the Attorney General in Massachusetts Superior Court in Suffolk County, alleging that the Company engaged in unfair and deceptive trade practices in subprime auto lending, debt collection and asset-backed securitizations in the Commonwealth of Massachusetts, in violation of the Massachusetts Consumer Protection Law, M.G.L. c. 93A. The complaint sought injunctive relief, restitution, disgorgement, civil penalties and payment of the Commonwealth’s attorney’s fees and costs. On March 15, 2021, the court entered an order denying a motion by the Company to dismiss four of the Commonwealth’s seven claims and granting in part and denying in part a motion by the Commonwealth for partial summary judgment on three of its claims. On April 27, 2021, the Company and the Commonwealth reached an agreement in principle to settle this lawsuit, and, as a result, we estimated a probable loss of $27.2 million, all of which was recognized as a contingent loss during the first quarter of 2021. On September 1, 2021, we entered into a settlement agreement with the Office of the Attorney General, reflecting the parties’ agreement to settle and fully resolve the claims asserted against us. We agreed to make a payment in the total amount of $27.2 million to an independent trust for purposes of making payments to provide relief for eligible Massachusetts consumers, paying costs of implementation of the agreement and paying the Attorney General’s costs of investigation, and to pay up to $95,000 to cover costs and expenses incurred by an independent trustee for management of the independent trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)

On August 14, 2017, we received a subpoena from the Attorney General of the State of Mississippi, relating to the origination and collection of non-prime auto loans in the state of Mississippi. The Company cooperated with the inquiry. On April 23, 2019, the Attorney General of the State of Mississippi, on behalf of the State of Mississippi, filed a complaint in the Chancery Court of the First Judicial District of Hinds County, Mississippi, alleging that the Company engaged in unfair and deceptive trade practices in subprime auto lending, loan servicing, vehicle repossession and debt collection in the State of Mississippi in violation of the Mississippi Consumer Protection Act. On December 15, 2021, the Company announced its settlement of litigation with the Mississippi Attorney General. As part of the settlement, the Company made a charitable donation of $125,000, paid $325,000 to the State of Mississippi, inclusive of attorney’s fees and expenses, and provided certain assurances relating to, among other things, continued compliance with laws applicable to indirect auto finance operations in Mississippi and disclosures to consumers purchasing an optional vehicle service contract. The Attorney General agreed to dismiss the litigation, and Credit Acceptance made no admission of liability or wrongdoing as part of the settlement.

Lease Commitments

We lease office space and office equipment.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense on all operating leases was $1.4 million for 2021, $1.7 million for 2020, and $1.8 million for 2019. Contingent rentals under the operating leases were insignificant. Our total minimum future lease commitments under operating leases as of December 31, 2021 are as follows:

(In millions)
Year	Minimum Future Lease Commitments
2022	$1.1
2023	0.6
2024	0.6
2025	0.1
2026	—
Total	$2.4

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

(b) Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, we used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we believe that as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2021 and their attestation report dated February 11, 2022 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Credit Acceptance Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 11, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 11, 2022

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information is contained under the captions “Proposal #1 – Election of Directors” (excluding the “Report of the Audit Committee”) and, if required, “Delinquent Section 16(a) Reports” in the Proxy Statement and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information is contained under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information is contained under the caption “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on July 21, 2021, provides for the granting of restricted stock, restricted stock units and stock options to team members, officers, and directors.

The following table sets forth (1) the number of shares of common stock to be issued upon the exercise of outstanding stock options or restricted stock units, (2) the weighted average exercise price of outstanding options, if applicable, and (3) the number of shares remaining available for future issuance, as of December 31, 2021:

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options (a)	Number of shares remaining available for future issuance under equity compensation plans (b)
Equity compensation plan approved by shareholders:
Incentive Plan	1,082,584	$350.74	258,467
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is contained under the caption “Certain Relationships and Transactions” and “Proposal #1 – Election of Directors – Meetings and Committees of the Board of Directors” in the Proxy Statement and is incorporated herein by reference.

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
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2021 and 2020
— Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
— Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
— Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.
(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended July 1, 1997 (incorporated by reference to Exhibit 3(a)(1) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).
3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 4, 2021).
4.1	Description of Common Stock of Credit Acceptance Corporation.
4.2	Amended and Restated Intercreditor Agreement, dated as of February 1, 2010, among Credit Acceptance Corporation, the other Grantors party thereto, representatives of the Secured Parties thereunder and Comerica Bank, as administrative agent under the Original Credit Agreement (as defined therein) and as collateral agent (incorporated by reference to Exhibit 4(g)(6) to the Company’s Current Report on Form 8-K filed February 5, 2010).
4.3	Amended and Restated Sale and Contribution Agreement dated as of April 5, 2013, between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to Exhibit 4.85 to the Company’s Current Report on Form 8-K filed April 5, 2013).
4.4	First Amendment to Amended and Restated Sale and Contribution Agreement, dated as of December 4, 2013, between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to Exhibit 4.107 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).
4.5	Sixth Amended and Restated Credit Agreement, dated as of June 23, 2014, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed June 25, 2014).
4.6	Loan and Security Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.127 to the Company’s Current Report on Form 8-K filed September 18, 2014).
4.7	Backup Servicing Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.128 to the Company’s Current Report on Form 8-K filed September 18, 2014).
4.8	Contribution Agreement, dated as of September 15, 2014, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to Exhibit 4.129 to the Company’s Current Report on Form 8-K filed September 18, 2014).
4.9	Indenture dated as of March 30, 2015, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 31, 2015).
4.10	First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 11, 2015, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank (incorporated by reference to Exhibit 4.74 to the Company’s Current Report on Form 8-K filed June 16, 2015).
4.11	First Amendment to Loan and Security Agreement, dated as of June 11, 2015, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.75 to the Company’s Current Report on Form 8-K filed June 16, 2015).
4.12	Loan and Security Agreement dated as of September 30, 2015, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed October 5, 2015).
4.13	Contribution Agreement, dated as of September 30, 2015, between the Company and CAC Warehouse Funding LLC VI (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed October 5, 2015).
4.14	Second Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 15, 2016, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.76 to the Company’s Current Report on Form 8-K filed June 20, 2016).
4.15	Second Amendment to Loan and Security Agreement, dated as of August 18, 2016, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.79 to the Company’s Current Report on Form 8-K filed August 23, 2016).
4.16	First Amendment to Contribution Agreement, dated as of August 18, 2016, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed August 23, 2016).
4.17	Third Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of June 28, 2017, among the Company, the Banks signatory thereto and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed June 30, 2017).

4.18	First Amendment to Loan and Security Agreement, dated as of July 18, 2017, among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, fsb (incorporated by reference to Exhibit 4.87 to the Company’s Current Report on Form 8-K filed July 21, 2017).
4.19	New Bank Addendum, dated October 19, 2017 to the Sixth Amended and Restated Credit Acceptance Corporation Credit Agreement dated as of October 19, 2017, among the Company, each of the financial institutions parties thereto and Comerica Bank, as agent (incorporated by reference to Exhibit 4.94 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).
4.20	Assignment Agreement, dated October 19, 2017, among the Company, the Banks signatory thereto and Comerica Bank, as agent, under the Sixth Amended and Restated Credit Acceptance Corporation Credit Agreement dated as of June 23, 2014 (incorporated by reference to Exhibit 4.95 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).
4.21	Amended and Restated Loan and Security Agreement dated as of May 10, 2018 among the Company, CAC Warehouse Funding LLC IV, the lenders from time to time party thereto, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.86 to the Company’s Current Report on Form 8-K filed May 15, 2018).
4.22	Fourth Amendment to Sixth Amended and Restated Credit Agreement dated as of June 27, 2018 among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to Exhibit 4.94 to the Company’s Current Report on Form 8-K filed June 28, 2018).
4.23	Third Amendment to Loan and Security Agreement, dated as of August 15, 2018, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.95 to the Company’s Current Report on Form 8-K filed August 17, 2018).
4.24	Indenture dated as of February 21, 2019, between Credit Acceptance Auto Loan Trust 2019-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.93 to the Company’s Current Report on Form 8-K filed February 26, 2019).
4.25	Sale and Servicing Agreement, dated as of February 21, 2019, among the Company, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Funding LLC 2019-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.94 to the Company’s Current Report on Form 8-K filed February 26, 2019).
4.26	Backup Servicing Agreement, dated as of February 21, 2019, among the Company, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Auto Loan Trust 2019-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.95 to the Company’s Current Report on Form 8-K filed February 26, 2019).
4.27	Amended and Restated Trust Agreement, dated as of February 21, 2019, among Credit Acceptance Funding LLC 2019-1, each of the initial members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed February 26, 2019).
4.28	Sale and Contribution Agreement, dated as of February 21, 2019, between the Company and Credit Acceptance Funding LLC 2019-1 (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed February 26, 2019).
4.29	Indenture, dated as of March 7, 2019, among Credit Acceptance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.99 to the Company’s Current Report on Form 8-K filed March 8, 2019).
4.30	Registration Rights Agreement, dated March 7, 2019, among Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc. and the representative of the initial purchasers of Credit Acceptance Corporation’s 6.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed March 8, 2019).
4.31	Fifth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 24, 2019, among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.101 to the Company’s Current Report on Form 8-K filed June 26, 2019).
4.32	Fourth Amendment to Loan Security Agreement, dated as of July 16, 2019, among the Company, CAC
Warehouse Funding LLC V and Fifth Third Bank (incorporated by reference to Exhibit 4.103 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).
4.33	Second Amendment to Loan and Security Agreement, dated as of July 25, 2019, among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.105 to the Company’s Current Report on Form 8-K filed July 26, 2019).
4.34	Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, the lenders from time to time party thereto, Citizens Bank N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed July 29, 2019).

4.35	Sale and Contribution Agreement, dated as of July 26, 2019, between the Company and CAC Warehouse Funding LLC VIII (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.36	Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.37	First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, Citizens Bank, N.A., BMO Capital Markets Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.38	Amended and Restated Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.39	Loan and Security Agreement, dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.40	Backup Servicing Agreement, dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.41	Sale and Contribution Agreement, dated as of August 28, 2019, between the Company and Credit Acceptance Funding LLC 2019-2 (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.42	Second Amended and Restated Backup Servicing Agreement, dated as of August 16, 2019, among the Company, CAC Warehouse Funding LLC II and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).
4.43	Indenture dated as of November 21, 2019, between Credit Acceptance Auto Loan Trust 2019-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.44	Sale and Servicing Agreement, dated as of November 21, 2019, among the Company, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Funding LLC 2019-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.45	Backup Servicing Agreement, dated as of November 21, 2019, among the Company, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Auto Loan Trust 2019-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.46	Amended and Restated Trust Agreement, dated as of November 21, 2019, among Credit Acceptance Funding LLC 2019-3 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.47	Sale and Contribution Agreement, dated as of November 21, 2019, between the Company and Credit Acceptance Funding LLC 2019-3 (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.48	Indenture, dated as of December 18, 2019, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed December 18, 2019).
4.49	Indenture, dated as of February 20, 2020, between Credit Acceptance Auto Loan Trust 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.50	Sale and Servicing Agreement, dated as of February 20, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Funding LLC 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.51	Backup Servicing Agreement, dated as of February 20, 2020, among the Company, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Auto Loan Trust 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.109 to the Company’s Current Report on Form 8-K filed February 24, 2020).

4.52	Amended and Restated Trust Agreement, dated as of February 20, 2020, among Credit Acceptance Funding LLC 2020-1, each of the initial members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.53	Sale and Contribution Agreement, dated as of February 20, 2020, between the Company and Credit Acceptance Funding LLC 2020-1 (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.54	Sixth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 30, 2020, by and among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.55	Indenture, dated as of July 23, 2020, between Credit Acceptance Auto Loan Trust 2020-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.116 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.56	Sale and Servicing Agreement, dated as of July 23, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Funding LLC 2020-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.57	Backup Servicing Agreement, dated as of July 23, 2020, among the Company, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Auto Loan Trust 2020-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.58	Amended and Restated Trust Agreement, dated as of July 23, 2020, among Credit Acceptance Funding LLC 2020-2, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.59	Sale and Contribution Agreement, dated as of July 23, 2020, between the Company and Credit Acceptance Funding LLC 2020-2 (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.60	Indenture, dated as of October 22, 2020, between Credit Acceptance Auto Loan Trust 2020-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.61	Sale and Servicing Agreement, dated as of October 22, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Funding LLC 2020-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.62	Backup Servicing Agreement, dated as of October 22, 2020, among the Company, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Auto Loan Trust 2020-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.63	Amended and Restated Trust Agreement, dated as of October 22, 2020, among Credit Acceptance Funding LLC 2020-3, each of the members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.125 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.64	Sale and Contribution Agreement, dated as of October 22, 2020, between the Company and Credit Acceptance Funding LLC 2020-3 (incorporated by reference to Exhibit 4.126 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.65	Fifth Amendment to Loan and Security Agreement, dated as of December 16, 2020 among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.129 to the Company’s Current Report on Form 8-K filed December 18, 2020).
4.66	Seventh Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of December 15, 2020, by and among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.128 to the Company’s Current Report on Form 8-K filed December 18, 2020).

4.67
Loan and Security Agreement dated as of January 29, 2021 among the Company, Credit Acceptance Funding LLC 2021-1, Fifth Third Bank, National Association and Systems and Services Technologies, Inc. (incorporated by reference to Exhibit 4.130 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.68
Backup Servicing Agreement dated as of January 29, 2021, among the Company, Credit Acceptance Funding LLC 2021-1, Fifth Third Bank, National Association and Systems and Services Technologies, Inc. (incorporated by reference to Exhibit 4.131 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.69
Sale and Contribution Agreement dated as of January 29, 2021, between the Company and Credit Acceptance Funding LLC 2021-1 (incorporated by reference to Exhibit 4.132 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.70
Second Amendment to Amended and Restated Loan and Security Agreement dated as of January 29, 2021, among the Company, CAC Warehouse Funding LLC IV and Bank of Montreal (incorporated by reference to Exhibit 4.134 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.71
Indenture dated as of February 18, 2021, between Credit Acceptance Auto Loan Trust 2021-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.103 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.72
Sale and Servicing Agreement dated as of February 18, 2021 among the Company, Credit Acceptance Auto Loan Trust 2021-2, Credit Acceptance Funding LLC 2021-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.104 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.73
Backup Servicing Agreement dated as of February 18, 2021, among the Company, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Auto Loan Trust 2021-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.105 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.74
Amended and Restated Trust Agreement dated as of February 18, 2021, between Credit Acceptance Funding LLC 2021-2 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.75
Sale and Contribution Agreement dated as of February 18, 2021, between the Company and Credit Acceptance Funding LLC 2021-2 (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.76
Sixth Amendment to Loan and Security Agreement, dated as of March 22, 2021, by and among the Company, CAC Warehouse Funding LLC V and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.109 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).

4.77	First Amendment to Loan and Security Agreement, dated as of March 22, 2021, by and among the Company, Credit Acceptance Funding LLC 2021-1 and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.109 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).
4.78
Sale and Servicing Agreement dated as of May 20, 2021 among the Company, Credit Acceptance Auto Loan Trust 2021-3, Credit Acceptance Funding LLC 2021-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.79
Backup Servicing Agreement dated as of May 20, 2021, among the Company, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Auto Loan Trust 2021-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.80
Amended and Restated Trust Agreement dated as of May 20, 2021, between Credit Acceptance Funding LLC 2021-3 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.81
Sale and Contribution Agreement dated as of May 20, 2021, between the Company and Credit Acceptance Funding LLC 2021-3 (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.82
Seventh Amended and Restated Loan and Security Agreement, dated as of April 30, 2021, among the Company, CAC Warehouse Funding LLC II, the lenders from time to time party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

4.83
Fifth Amended and Restated Sale and Contribution Agreement, dated as of April 30, 2021, between the Company and CAC Warehouse Funding LLC II (incorporated by reference to Exhibit 4.118 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

4.84
First Amendment to the Loan and Security Agreement, dated as of September 1, 2021, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed September 8, 2021).

4.85
Eighth Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of October 6, 2021, by and among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed October 12, 2021).

4.86
Third Amendment to Loan and Security Agreement dated as of October 15, 2021 among the Company, CAC Warehouse Funding Corporation VI and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed October 21, 2021).

4.87
Indenture dated as of October 28, 2021, between Credit Acceptance Auto Loan Trust 2021-4 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.88
Sale and Servicing Agreement dated as of October 28, 2021 among the Company, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Funding LLC 2021-4, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.89
Backup Servicing Agreement dated as of October 28, 2021, among the Company, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Auto Loan Trust 2021-4, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.90
Amended and Restated Trust Agreement dated as of October 28, 2021, between Credit Acceptance Funding LLC 2021-4 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.125 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.91
Sale and Contribution Agreement dated as of October 28, 2021, between the Company and Credit Acceptance Funding LLC 2021-4 (incorporated by reference to Exhibit 4.126 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.92
Amended and Restated Intercreditor Agreement dated October 28, 2021, among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VII, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2019-1, Credit Acceptance Funding LLC 2018-3, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Auto Loan Trust 2021-3, Credit Acceptance Auto Loan Trust 2021-2, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Auto Loan Trust 2019-1, Credit Acceptance Auto Loan Trust 2018-3, Wells Fargo Bank, National Association, as agent, Fifth Third Bank, as agent, Bank of Montreal, as agent, Flagstar Bank, FSB, as agent, Citizens Bank, N.A., as agent and Comerica Bank, as agent (incorporated by reference to Exhibit 4.127 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.93
New Bank Addendum, dated November 30, 2021, to the Sixth Amended and Restated Credit Agreement dated as of June 23, 2014 (as otherwise amended, restated or modified from time to time), by and among the Company, each of the financial institutions parties thereto and Comerica Bank, as agent for the Banks
(incorporated by reference to Exhibit 4.128 to the Company’s Current Report on Form 8-K filed December 7, 2021).

10.1	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10(q)(4) to the Company’s Current Report on Form 8-K filed February 28, 2007).*
10.2	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, April 6, 2009 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 10, 2009).*
10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(11) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*
10.4	Form of Board of Directors Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(12) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*

10.5	Restricted Stock Unit Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*
10.6	Restricted Stock Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*
10.7	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, March 26, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2012).*
10.8	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*
10.9	Shareholder Agreement, dated as of January 3, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed January 4, 2017).*
10.10	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).*
10.11	Amendment to Shareholder Agreement dated September 15, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).*
10.12	Amendment to Shareholder Agreement dated November 29, 2017, between the Company and Donald A. Foss.*
10.13	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).*
10.14	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).*
10.15	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).*
10.17	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).*
10.18	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).*
10.19
Settlement Agreement and Assurance of Discontinuance with the Commonwealth of Massachusetts (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed September 1, 2021).

21	Schedule of Credit Acceptance Corporation Subsidiaries.
23	Consent of Grant Thornton LLP.
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).

*	Management contract or compensatory plan or arrangement.

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

CREDIT ACCEPTANCE CORPORATION

By:	/s/ KENNETH S. BOOTH
Kenneth S. Booth
Chief Executive Officer

Date:	February 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 11, 2022 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ KENNETH S. BOOTH	Chief Executive Officer and Director
Kenneth S. Booth	(Principal Executive Officer and Principal Financial Officer)

/s/ JAY D. MARTIN	Senior Vice President - Finance & Accounting
Jay D. Martin	(Principal Accounting Officer)

/s/ THOMAS N. TRYFOROS	Lead Director
Thomas N. Tryforos

/s/ GLENDA J. FLANAGAN	Director
Glenda J. Flanagan

/s/ VINAYAK R. HEGDE	Director
Vinayak R. Hegde

/s/ SCOTT J. VASSALLUZZO	Director
Scott J. Vassalluzzo