Form 10-Q
period 2022-03-31
CREDIT ACCEPTANCE CORP
filed 2022-05-02
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The number of shares of Common Stock, $.01 par value, outstanding on April 25, 2022 was 13,139,579.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	March 31, 2022	December 31, 2021
ASSETS:
Cash and cash equivalents	$17.6	$23.3
Restricted cash and cash equivalents	481.1	410.9
Restricted securities available for sale	62.4	62.1

Loans receivable	9,198.0	9,349.8
Allowance for credit losses	(2,870.8)	(3,013.5)
Loans receivable, net	6,327.2	6,336.3

Property and equipment, net	56.7	57.3
Income taxes receivable	52.9	109.2
Other assets	40.4	51.8
Total Assets	$7,038.3	$7,050.9

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$224.5	$175.0
Revolving secured line of credit	104.7	2.6
Secured financing	3,832.4	3,811.5
Senior notes	792.5	792.5
Mortgage note	9.4	9.7
Deferred income taxes, net	445.8	435.2
Income taxes payable	0.2	0.2
Total Liabilities	5,409.5	5,226.7

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 13,363,783 and 14,145,888 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	0.1	0.1
Paid-in capital	211.5	197.2
Retained earnings	1,418.7	1,626.7
Accumulated other comprehensive income (loss)	(1.5)	0.2
Total Shareholders' Equity	1,628.8	1,824.2
Total Liabilities and Shareholders' Equity	$7,038.3	$7,050.9

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2022	2021
Revenue:
Finance charges	$424.1	$424.9
Premiums earned	13.8	14.4
Other income	17.8	11.7
Total revenue	455.7	451.0
Costs and expenses:
Salaries and wages	64.4	49.3
General and administrative	18.9	46.1
Sales and marketing	19.2	17.2
Provision for credit losses	23.3	21.3
Interest	36.5	43.8
Provision for claims	8.9	9.0
Total costs and expenses	171.2	186.7
Income before provision for income taxes	284.5	264.3
Provision for income taxes	70.2	62.2
Net income	$214.3	$202.1
Net income per share:
Basic	$15.02	$11.85
Diluted	$14.94	$11.82
Weighted average shares outstanding:
Basic	14,268,518	17,060,944
Diluted	14,341,523	17,099,058

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2022	2021
Net income	$214.3	$202.1
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of tax	(1.7)	(0.7)
Other comprehensive loss	(1.7)	(0.7)
Comprehensive income	$212.6	$201.4

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended March 31, 2022
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	14,145,888	$0.1	$197.2	$1,626.7	$0.2	$1,824.2
Net income	—	—	—	214.3	—	214.3
Other comprehensive loss	—	—	—	—	(1.7)	(1.7)
Stock-based compensation	—	—	9.1	—	—	9.1
Restricted stock forfeitures	—	—	—	—	—	—
Repurchase of common stock	(803,735)	—	(0.7)	(422.3)	—	(423.0)
Restricted stock units converted to common stock	3,980	—	—	—	—	—
Stock options exercised	17,650	—	5.9	—	—	5.9
Balance, end of period	13,363,783	$0.1	$211.5	$1,418.7	$(1.5)	$1,628.8

(Dollars in millions)	For the Three Months Ended March 31, 2021
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	17,092,432	$0.2	$161.9	$2,138.8	$1.6	$2,302.5
Net income	—	—	—	202.1	—	202.1
Other comprehensive loss	—	—	—	—	(0.7)	(0.7)
Stock-based compensation	—	—	1.1	—	—	1.1
Restricted stock forfeitures	(18)	—	—	—	—	—
Repurchase of common stock	(393,408)	—	(1.3)	(133.9)	—	(135.2)
Restricted stock units converted to common stock	11,416	—	—	—	—	—
Balance, end of period	16,710,422	$0.2	$161.7	$2,207.0	$0.9	$2,369.8

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$214.3	$202.1
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	23.3	21.3
Depreciation	2.3	2.4
Amortization	4.3	4.1
Provision for deferred income taxes	11.0	12.9
Stock-based compensation	9.1	1.1
Other	0.1	(0.1)
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	43.1	24.0
Decrease in income taxes receivable	56.3	48.7
Decrease in other assets	12.3	8.7
Net cash provided by operating activities	376.1	325.2
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(11.4)	(11.8)
Proceeds from sale of restricted securities available for sale	5.4	5.2
Maturities of restricted securities available for sale	3.4	3.5
Principal collected on Loans receivable	961.9	973.0
Advances to Dealers	(633.8)	(647.1)
Purchases of Consumer Loans	(289.7)	(385.2)
Accelerated payments of Dealer Holdback	(9.4)	(10.4)
Payments of Dealer Holdback	(43.2)	(39.0)
Purchases of property and equipment	(1.7)	(0.8)
Net cash used in investing activities	(18.5)	(112.6)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	697.8	807.6
Repayments under revolving secured line of credit	(595.7)	(903.5)
Proceeds from secured financing	211.7	728.8
Repayments of secured financing	(193.8)	(521.3)
Payments of debt issuance costs	(0.8)	(7.6)
Repurchase of common stock	(423.0)	(135.2)
Proceeds from stock options exercised	5.9	—
Other	4.8	6.6
Net cash used in financing activities	(293.1)	(24.6)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	64.5	188.0
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	434.2	396.2
Cash and cash equivalents and restricted cash and cash equivalents end of period	$498.7	$584.2
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$33.6	$41.5
Cash paid during the period for income taxes, net of refunds	$0.6	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2022 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items that would require disclosure in or adjustment to the consolidated financial statements.

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

The vast majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended March 31,
Consumer Loan Assignment Volume	2022	2021
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	87.9%	94.3%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2021	65.4%	34.6%	62.7%	37.3%
June 30, 2021	66.9%	33.1%	64.0%	36.0%
September 30, 2021	69.9%	30.1%	66.8%	33.2%
December 31, 2021	71.8%	28.2%	68.0%	32.0%
March 31, 2022	72.7%	27.3%	68.6%	31.4%
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

•assigned at least 50 Consumer Loans under the Portfolio Program;
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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of March 31, 2022 and December 31, 2021, we had $17.3 million and $22.9 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of March 31, 2022 and December 31, 2021, we had $477.8 million and $407.9 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents	$17.6	$23.3	$45.7	$16.0
Restricted cash and cash equivalents	481.1	410.9	538.5	380.2
Total cash and cash equivalents and restricted cash and cash equivalents	$498.7	$434.2	$584.2	$396.2

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

Credit Quality.  The vast majority of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories. Consumer Loans made to these individuals generally entail a higher risk of delinquency, default and repossession and higher losses than loans made to consumers with better credit. Since most of our revenue and cash flows are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results. At the time a Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan. Based on these forecasts, an advance or one-time purchase payment is made to the related Dealer at a price designed to maximize our economic profit, a non-GAAP financial measure that considers our return on capital, our cost of capital and the amount of capital invested.

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

Methodology Changes. During the first quarter of 2022, we removed the COVID forecast adjustment from our estimate of future net cash flows and enhanced our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 6. For the three months ended March 31, 2022 and 2021, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

We report the change in the present value of credit losses attributable to the passage of time as a reduction to finance charges. Accordingly, we allocate finance charges recognized on each Loan between the Loan receivable and the related allowance for credit losses. The amount of finance charges allocated to the Loan receivable is equal to the effective interest rate applied to the Loans receivable balance. The reduction of finance charges allocated to the allowance for credit losses is equal to the effective interest rate applied to the allowance for credit losses balance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Reinsurance

VSC Re Company (“VSC Re”), our wholly owned subsidiary, is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealers on vehicles financed by us. VSC Re currently reinsures vehicle service contracts that are offered through one of our third party providers. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less fees and certain administrative costs, are contributed to a trust account controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. VSC Re is a bankruptcy remote entity. As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.

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

New Accounting Update Not Yet Adopted

Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-02, which intends to improve the usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. ASU 2022-02 is effective for fiscal years, and interim periods, beginning after December 15, 2022. Early application is permitted, but we have not yet adopted ASU 2022-02. We are currently assessing the impact the adoption of ASU 2022-02 will have on our consolidated financial statements and related disclosures.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of March 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$17.6	$17.6	$23.3	$23.3
Restricted cash and cash equivalents	481.1	481.1	410.9	410.9
Restricted securities available for sale	62.4	62.4	62.1	62.1
Loans receivable, net	6,327.2	6,543.7	6,336.3	6,580.4
Liabilities
Revolving secured line of credit	$104.7	$104.7	$2.6	$2.6
Secured financing	3,832.4	3,775.8	3,811.5	3,832.1
Senior notes	792.5	812.7	792.5	825.8
Mortgage note	9.4	9.4	9.7	9.7

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of March 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$17.6	$—	$—	$17.6
Restricted cash and cash equivalents (1)	481.1	—	—	481.1
Restricted securities available for sale (2)	51.4	11.0	—	62.4
Loans receivable, net (1)	—	—	6,543.7	6,543.7
Liabilities
Revolving secured line of credit (1)	$—	$104.7	$—	$104.7
Secured financing (1)	—	3,775.8	—	3,775.8
Senior notes (1)	812.7	—	—	812.7
Mortgage note (1)	—	9.4	—	9.4

(In millions)	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$23.3	$—	$—	$23.3
Restricted cash and cash equivalents (1)	410.9	—	—	410.9
Restricted securities available for sale (2)	49.0	13.1	—	62.1
Loans receivable, net (1)	—	—	6,580.4	6,580.4
Liabilities
Revolving secured line of credit (1)	$—	$2.6	$—	$2.6
Secured financing (1)	—	3,832.1	—	3,832.1
Senior notes (1)	825.8	—	—	825.8
Mortgage note (1)	—	9.7	—	9.7

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30.4	$—	$(1.1)	$29.3
U.S. Government and agency securities	22.8	—	(0.7)	22.1
Asset-backed securities	9.9	—	(0.2)	9.7
Commercial paper	1.0	—	—	1.0
Mortgage-backed securities	0.3	—	—	0.3
Total restricted securities available for sale	$64.4	$—	$(2.0)	$62.4

(In millions)	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$27.3	$0.3	$(0.2)	$27.4
U.S. Government and agency securities	21.5	0.2	(0.1)	21.6
Asset-backed securities	12.9	—	(0.1)	12.8
Mortgage-backed securities	0.3	—	—	0.3
Total restricted securities available for sale	$62.0	$0.5	$(0.4)	$62.1

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of March 31, 2022
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$21.2	$(0.7)	$4.6	$(0.4)	$25.8	$(1.1)
U.S. Government and agency securities	19.2	(0.7)	—	—	19.2	(0.7)
Asset-backed securities	8.3	(0.2)	—	—	8.3	(0.2)
Commercial paper	1.0	—	—	—	1.0	—
Mortgage-backed securities	0.3	—	—	—	0.3	—
Total restricted securities available for sale	$50.0	$(1.6)	$4.6	$(0.4)	$54.6	$(2.0)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2021
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.0	$(0.2)	$1.3	$—	$16.3	$(0.2)
U.S. Government and agency securities	10.1	(0.1)	—	—	10.1	(0.1)
Asset-backed securities	8.4	(0.1)	—	—	8.4	(0.1)
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$33.5	$(0.4)	$1.3	$—	$34.8	$(0.4)

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

(In millions)	As of
	March 31, 2022		December 31, 2021
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$6.9	$6.9	$2.9	$3.0
Over one year to five years	55.6	53.8	56.9	57.0
Over five years to ten years	1.8	1.6	2.1	2.0
Over ten years	0.1	0.1	0.1	0.1
Total restricted securities available for sale	$64.4	$62.4	$62.0	$62.1

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of March 31, 2022
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,689.5	$3,508.5	$9,198.0
Allowance for credit losses	(1,768.9)	(1,101.9)	(2,870.8)
Loans receivable, net	$3,920.6	$2,406.6	$6,327.2

(In millions)	As of December 31, 2021
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,655.1	$3,694.7	$9,349.8
Allowance for credit losses	(1,767.8)	(1,245.7)	(3,013.5)
Loans receivable, net	$3,887.3	$2,449.0	$6,336.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended March 31, 2022
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,655.1	$3,694.7	$9,349.8	$(1,767.8)	$(1,245.7)	$(3,013.5)	$3,887.3	$2,449.0	$6,336.3
Finance charges	336.1	263.9	600.0	(104.7)	(71.2)	(175.9)	231.4	192.7	424.1
Provision for credit losses	—	—	—	(1.5)	(21.8)	(23.3)	(1.5)	(21.8)	(23.3)
New Consumer Loan assignments (1)	633.8	289.7	923.5	—	—	—	633.8	289.7	923.5
Collections (2)	(866.0)	(522.2)	(1,388.2)	—	—	—	(866.0)	(522.2)	(1,388.2)
Accelerated Dealer Holdback payments	9.4	—	9.4	—	—	—	9.4	—	9.4
Dealer Holdback payments	43.2	—	43.2	—	—	—	43.2	—	43.2
Transfers (3)	(25.6)	25.6	—	6.4	(6.4)	—	(19.2)	19.2	—
Write-offs	(98.8)	(244.0)	(342.8)	98.8	244.0	342.8	—	—	—
Recoveries (4)	0.1	0.8	0.9	(0.1)	(0.8)	(0.9)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$5,689.5	$3,508.5	$9,198.0	$(1,768.9)	$(1,101.9)	$(2,870.8)	$3,920.6	$2,406.6	$6,327.2

	For the Three Months Ended March 31, 2021
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,869.6	$4,255.2	$10,124.8	$(1,702.1)	$(1,634.8)	$(3,336.9)	$4,167.5	$2,620.4	$6,787.9
Finance charges	344.2	275.2	619.4	(101.7)	(92.8)	(194.5)	242.5	182.4	424.9
Provision for credit losses	—	—	—	0.1	(21.4)	(21.3)	0.1	(21.4)	(21.3)
New Consumer Loan assignments (1)	647.1	385.2	1,032.3	—	—	—	647.1	385.2	1,032.3
Collections (2)	(875.8)	(524.3)	(1,400.1)	—	—	—	(875.8)	(524.3)	(1,400.1)
Accelerated Dealer Holdback payments	10.4	—	10.4	—	—	—	10.4	—	10.4
Dealer Holdback payments	39.0	—	39.0	—	—	—	39.0	—	39.0
Transfers (3)	(40.6)	40.6	—	13.5	(13.5)	—	(27.1)	27.1	—
Write-offs	(62.8)	(208.0)	(270.8)	62.8	208.0	270.8	—	—	—
Recoveries (4)	0.2	0.6	0.8	(0.2)	(0.6)	(0.8)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$5,933.5	$4,224.5	$10,158.0	$(1,727.6)	$(1,555.1)	$(3,282.7)	$4,205.9	$2,669.4	$6,875.3

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

(In millions)	For the Three Months Ended March 31, 2022
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$47.5	$55.1	$102.6
Forecast changes	(46.0)	(33.3)	(79.3)
Total	$1.5	$21.8	$23.3

(In millions)	For the Three Months Ended March 31, 2021
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$54.7	$77.1	$131.8
Forecast changes	(54.8)	(55.7)	(110.5)
Total	$(0.1)	$21.4	$21.3

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

(In millions)	For the Three Months Ended March 31, 2022
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$971.8	$577.8	$1,549.6
Expected net cash flows at the time of assignment (2)	879.4	391.3	1,270.7
Loans receivable at the time of assignment (3)	633.8	289.7	923.5

Provision for credit losses expense at the time of assignment	$(47.5)	$(55.1)	$(102.6)
Expected future finance charges at the time of assignment (4)	293.1	156.7	449.8
Expected net Loan income at the time of assignment (5)	$245.6	$101.6	$347.2

(In millions)	For the Three Months Ended March 31, 2021
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,017.5	$832.1	$1,849.6
Expected net cash flows at the time of assignment (2)	911.4	544.3	1,455.7
Loans receivable at the time of assignment (3)	647.1	385.2	1,032.3

Provision for credit losses expense at the time of assignment	$(54.7)	$(77.1)	$(131.8)
Expected future finance charges at the time of assignment (4)	319.0	236.2	555.2
Expected net Loan income at the time of assignment (5)	$264.3	$159.1	$423.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended March 31, 2022
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,249.7	$3,698.6	$8,948.3
New Consumer Loan assignments (1)	879.4	391.3	1,270.7
Realized net cash flows (2)	(813.4)	(522.2)	(1,335.6)
Forecast changes	33.9	76.3	110.2
Transfers (3)	(28.3)	31.9	3.6
Balance, end of period	$5,321.3	$3,675.9	$8,997.2

(In millions)	For the Three Months Ended March 31, 2021
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,664.3	$3,880.1	$9,544.4
New Consumer Loan assignments (1)	911.4	544.3	1,455.7
Realized net cash flows (2)	(826.4)	(524.3)	(1,350.7)
Forecast changes	26.7	80.7	107.4
Transfers (3)	(38.6)	41.3	2.7
Balance, end of period	$5,737.4	$4,022.1	$9,759.5

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

The following table compares our forecast of Consumer Loan collection rates as of March 31, 2022 with the forecasts as of December 31, 2021 and at the time of assignment, segmented by year of assignment:

	Total Loans as of March 31, 2022
	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2022	December 31, 2021	Initial Forecast	December 31, 2021	Initial Forecast
2013	73.4%	73.4%	72.0%	0.0%	1.4%
2014	71.6%	71.5%	71.8%	0.1%	-0.2%
2015	65.2%	65.1%	67.7%	0.1%	-2.5%
2016	63.8%	63.6%	65.4%	0.2%	-1.6%
2017	64.6%	64.4%	64.0%	0.2%	0.6%
2018	65.1%	65.1%	63.6%	0.0%	1.5%
2019	66.8%	66.5%	64.0%	0.3%	2.8%
2020	68.8%	67.9%	63.4%	0.9%	5.4%
2021	68.4%	66.5%	66.3%	1.9%	2.1%
2022	66.9%	—	67.2%	—	-0.3%

	Dealer Loans as of March 31, 2022
	Forecasted Collection Percentage as of (1) (2)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2022	December 31, 2021	Initial Forecast	December 31, 2021	Initial Forecast
2013	73.3%	73.3%	72.1%	0.0%	1.2%
2014	71.5%	71.4%	71.9%	0.1%	-0.4%
2015	64.5%	64.4%	67.5%	0.1%	-3.0%
2016	63.0%	62.8%	65.1%	0.2%	-2.1%
2017	63.9%	63.8%	63.8%	0.1%	0.1%
2018	64.6%	64.6%	63.6%	0.0%	1.0%
2019	66.5%	66.2%	63.9%	0.3%	2.6%
2020	68.6%	67.6%	63.3%	1.0%	5.3%
2021	68.2%	66.2%	66.3%	2.0%	1.9%
2022	66.9%	—	67.2%	—	-0.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Purchased Loans as of March 31, 2022
	Forecasted Collection Percentage as of (1) (2)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2022	December 31, 2021	Initial Forecast	December 31, 2021	Initial Forecast
2013	74.2%	74.2%	71.6%	0.0%	2.6%
2014	72.4%	72.4%	70.9%	0.0%	1.5%
2015	68.9%	68.9%	68.5%	0.0%	0.4%
2016	66.1%	65.8%	66.5%	0.3%	-0.4%
2017	66.1%	66.0%	64.6%	0.1%	1.5%
2018	66.3%	66.4%	63.5%	-0.1%	2.8%
2019	67.3%	67.2%	64.2%	0.1%	3.1%
2020	69.0%	68.4%	63.6%	0.6%	5.4%
2021	68.8%	67.1%	66.3%	1.7%	2.5%
2022	67.2%	—	67.3%	—	-0.1%

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

We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of March 31, 2022 and December 31, 2021, segmented by year of assignment:

(In millions)	Total Loans as of March 31, 2022 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and Prior	$82.5	$33.4	$125.8	$166.9	$408.6
2018	362.9	134.6	307.9	11.4	816.8
2019	907.0	325.6	515.9	2.3	1,750.8
2020	1,355.4	443.7	416.1	0.1	2,215.3
2021	2,192.2	542.9	198.9	—	2,934.0
2022	1,026.0	46.5	—	—	1,072.5
	$5,926.0	$1,526.7	$1,564.6	$180.7	$9,198.0

(In millions)	Dealer Loans as of March 31, 2022 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and Prior	$38.1	$15.4	$56.0	$110.0	$219.5
2018	180.6	66.9	150.4	7.2	405.1
2019	437.2	153.1	243.2	1.4	834.9
2020	864.9	276.6	259.4	0.1	1,401.0
2021	1,527.4	375.3	135.0	—	2,037.7
2022	756.6	34.7	—	—	791.3
	$3,804.8	$922.0	$844.0	$118.7	$5,689.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Purchased Loans as of March 31, 2022 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and Prior	$44.4	$18.0	$69.8	$56.9	$189.1
2018	182.3	67.7	157.5	4.2	411.7
2019	469.8	172.5	272.7	0.9	915.9
2020	490.5	167.1	156.7	—	814.3
2021	664.8	167.6	63.9	—	896.3
2022	269.4	11.8	—	—	281.2
	$2,121.2	$604.7	$720.6	$62.0	$3,508.5

(In millions)	Total Loans as of December 31, 2021 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$7.4	$3.4	$38.6	$117.5	$166.9
2017	93.4	35.0	155.7	34.5	318.6
2018	452.4	169.9	395.1	6.7	1,024.1
2019	1,085.4	410.7	580.8	1.1	2,078.0
2020	1,586.4	538.6	405.5	—	2,530.5
2021	2,555.5	554.5	121.7	—	3,231.7
	$5,780.5	$1,712.1	$1,697.4	$159.8	$9,349.8

(In millions)	Dealer Loans as of December 31, 2021 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$2.5	$1.1	$12.8	$82.2	$98.6
2017	44.9	16.8	75.2	21.8	158.7
2018	228.7	84.0	195.9	4.2	512.8
2019	530.7	194.2	276.3	0.7	1,001.9
2020	1,025.5	337.9	254.0	—	1,617.4
2021	1,800.5	382.8	82.4	—	2,265.7
	$3,632.8	$1,016.8	$896.6	$108.9	$5,655.1

(In millions)	Purchased Loans as of December 31, 2021 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$4.9	$2.3	$25.8	$35.3	$68.3
2017	48.5	18.2	80.5	12.7	159.9
2018	223.7	85.9	199.2	2.5	511.3
2019	554.7	216.5	304.5	0.4	1,076.1
2020	560.9	200.7	151.5	—	913.1
2021	755.0	171.7	39.3	—	966.0
	$2,147.7	$695.3	$800.8	$50.9	$3,694.7

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

The COVID-19 pandemic created conditions that increased the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio. During the first quarter of 2020, we applied a subjective adjustment to our forecasting model to reflect our best estimate of the future impact of the COVID-19 pandemic on future net cash flows (“COVID forecast adjustment”), which reduced our estimate of future net cash flows by $162.2 million. We continued to apply the COVID forecast adjustment through the end of 2021 as it continued to represent our best estimate. During the first quarter of 2022, we determined that we had sufficient Consumer Loan performance experience since the lapse of federal stimulus payments and enhanced unemployment benefits to refine our estimate of future net cash flows. Accordingly, during the first quarter of 2022, we removed the COVID forecast adjustment and enhanced our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the period of change.

The removal of the COVID forecast adjustment and the implementation of the enhanced forecasting methodology impacted forecasted net cash flows and provision for credit losses as follows:

(In millions)	Increase / (Decrease) in
Forecasting Methodology Changes	Forecasted Net Cash Flows	Provision for Credit Losses
Removal of COVID forecast adjustment	$149.5	$(118.5)
Implementation of enhanced forecasting methodology	(53.8)	47.9
Total	$95.7	$(70.6)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended March 31,
	2022	2021
Net assumed written premiums	$17.7	$18.7
Net premiums earned	13.8	14.4
Provision for claims	8.9	9.0
Amortization of capitalized acquisition costs	0.4	0.4

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	March 31, 2022	December 31, 2021
Trust assets	Restricted cash and cash equivalents	$1.1	$0.3
Trust assets	Restricted securities available for sale	62.4	62.1
Unearned premium	Accounts payable and accrued liabilities	48.5	44.6
Claims reserve (1)	Accounts payable and accrued liabilities	2.3	2.4

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended March 31,
	2022	2021
Ancillary product profit sharing	$14.7	$8.2
Remarketing fees	2.0	2.2
Dealer enrollment fees	0.4	0.4
Dealer support products and services	0.4	0.4
Interest	0.3	0.3
Other	—	0.2
Total	$17.8	$11.7

Ancillary product profit sharing consists of payments received from TPPs based upon the performance of vehicle service contracts and GAP contracts, and is recognized as income over the life of the vehicle service contracts and GAP contracts.

Remarketing fees consist of fees retained from the sale of repossessed vehicles by Vehicle Remarketing Services, Inc. (“VRS”), our wholly owned subsidiary that is responsible for remarketing vehicles for Credit Acceptance. VRS coordinates vehicle repossessions with a nationwide network of repossession contractors, the redemption of the vehicles by the consumers, and the sale of the vehicles through a nationwide network of vehicle auctions. VRS recognizes income from the retained fees at the time of the sale and does not retain a fee if a repossessed vehicle is redeemed by the consumer prior to the sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended March 31, 2022
	Ancillary product profit sharing	Remarketing fees	Dealer enrollment fees	Dealer support products and services	Interest	Total Other Income
Source of income
Third Party Providers	$14.7	$—	$—	$—	$0.3	$15.0
Dealers	—	2.0	0.4	0.4	—	2.8
Total	$14.7	$2.0	$0.4	$0.4	$0.3	$17.8

Timing of revenue recognition
Over time	$14.7	$—	$0.4	$—	$0.3	$15.4
At a point in time	—	2.0	—	0.4	—	2.4
Total	$14.7	$2.0	$0.4	$0.4	$0.3	$17.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
9.           DEBT

Debt consists of the following:

(In millions)	As of March 31, 2022
	Principal Outstanding	Unamortized Debt Issuance Costs	Carrying Amount
Revolving secured line of credit (1)	$104.7	$—	$104.7
Secured financing (2)	3,848.4	(16.0)	3,832.4
Senior notes	800.0	(7.5)	792.5
Mortgage note	9.4	—	9.4
Total debt	$4,762.5	$(23.5)	$4,739.0

(In millions)	As of December 31, 2021
	Principal Outstanding	Unamortized Debt Issuance Costs	Carrying Amount
Revolving secured line of credit (1)	$2.6	$—	$2.6
Secured financing (2)	3,830.4	(18.9)	3,811.5
Senior notes	800.0	(7.5)	792.5
Mortgage note	9.7	—	9.7
Total debt	$4,642.7	$(26.4)	$4,616.3

(1)Excludes deferred debt issuance costs of $3.2 million and $3.6 million as of March 31, 2022 and December 31, 2021, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of March 31, 2022 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount		Interest Rate Basis as of March 31, 2022
Revolving Secured Line of Credit	n/a	06/22/2024		$435.0	(1)	At our option, either LIBOR plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	04/30/2024	(3)	400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	11/17/2023	(3)	300.0		LIBOR plus 210 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/18/2023	(5)	125.0		LIBOR plus 225 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2024	(3)	75.0		LIBOR plus 200 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/01/2024	(3)	200.0		LIBOR plus 190 basis points (4)
Term ABS 2019-1 (2)	Credit Acceptance Funding LLC 2019-1	02/15/2021	(3)	402.5		Fixed rate
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/2022	(6)	500.0		Fixed rate
Term ABS 2019-3 (2)	Credit Acceptance Funding LLC 2019-3	11/15/2021	(3)	351.7		Fixed rate
Term ABS 2020-1 (2)	Credit Acceptance Funding LLC 2020-1	02/15/2022	(3)	500.0		Fixed rate
Term ABS 2020-2 (2)	Credit Acceptance Funding LLC 2020-2	07/15/2022	(3)	481.8		Fixed rate
Term ABS 2020-3 (2)	Credit Acceptance Funding LLC 2020-3	10/17/2022	(3)	600.0		Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/15/2023	(3)	100.0		LIBOR plus 198.5 basis points (4)
Term ABS 2021-2 (2)	Credit Acceptance Funding LLC 2021-2	02/15/2023	(3)	500.0		Fixed rate
Term ABS 2021-3 (2)	Credit Acceptance Funding LLC 2021-3	05/15/2023	(3)	450.0		Fixed rate
Term ABS 2021-4 (2)	Credit Acceptance Funding LLC 2021-4	10/16/2023	(3)	250.1		Fixed rate
2024 Senior Notes	n/a	12/31/2024		400.0		Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0		Fixed rate
Mortgage Note (2)	Chapter 4 Properties, LLC	08/06/2023		12.0		LIBOR plus 150 basis points

(1)The amount of the facility will decrease by $35.0 million on June 22, 2022 and will further decrease by $25.0 million on June 22, 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended March 31,
	2022	2021
Revolving Secured Line of Credit
Maximum outstanding principal balance	$240.8	$216.0
Average outstanding principal balance	45.4	68.9
Warehouse Facility II
Maximum outstanding principal balance	201.0	201.0
Average outstanding principal balance	8.9	42.8
Warehouse Facility IV
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility V
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility VI
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility VIII
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2022	December 31, 2021
Revolving Secured Line of Credit
Principal balance outstanding	$104.7	$2.6
Amount available for borrowing (1)	330.3	432.4
Interest rate	2.33%	1.98%
Warehouse Facility II
Principal balance outstanding	$201.0	$—
Amount available for borrowing (1)	199.0	400.0
Loans pledged as collateral	272.8	—
Restricted cash and cash equivalents pledged as collateral	5.1	1.0
Interest rate	2.20%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	125.0	125.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2019-1
Principal balance outstanding	$61.0	$124.6
Loans pledged as collateral	244.7	292.4
Restricted cash and cash equivalents pledged as collateral	34.2	31.8
Interest rate	3.94%	3.86%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	590.6	582.1
Restricted cash and cash equivalents pledged as collateral	60.0	50.7
Interest rate	3.13%	3.13%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2019-3
Principal balance outstanding	$247.1	$323.9
Loans pledged as collateral	326.4	382.9
Restricted cash and cash equivalents pledged as collateral	39.3	36.5
Interest rate	2.64%	2.58%
Term ABS 2020-1
Principal balance outstanding	$457.4	$500.0
Loans pledged as collateral	562.6	591.6
Restricted cash and cash equivalents pledged as collateral	61.1	51.9
Interest rate	2.20%	2.18%
Term ABS 2020-2
Principal balance outstanding	$481.8	$481.8
Loans pledged as collateral	578.3	579.5
Restricted cash and cash equivalents pledged as collateral	60.5	50.1
Interest rate	1.65%	1.65%
Term ABS 2020-3
Principal balance outstanding	$600.0	$600.0
Loans pledged as collateral	704.5	688.1
Restricted cash and cash equivalents pledged as collateral	68.4	58.4
Interest rate	1.44%	1.44%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	135.4	143.7
Restricted cash and cash equivalents pledged as collateral	12.0	10.2
Interest rate	2.10%	2.10%
Term ABS 2021-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	596.8	618.7
Restricted cash and cash equivalents pledged as collateral	56.7	49.2
Interest rate	1.12%	1.12%
Term ABS 2021-3
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	598.5	619.8
Restricted cash and cash equivalents pledged as collateral	53.8	46.5
Interest rate	1.14%	1.14%
Term ABS 2021-4
Principal balance outstanding	$250.1	$250.1
Loans pledged as collateral	280.9	281.2
Restricted cash and cash equivalents pledged as collateral	27.0	22.1
Interest rate	1.44%	1.44%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Mortgage Note
Principal balance outstanding	$9.4	$9.7
Interest rate	1.73%	1.60%
(1)Availability may be limited by the amount of assets pledged as collateral.

Revolving Secured Line of Credit Facility

We have a $435.0 million revolving secured line of credit facility with a commercial bank syndicate. The amount of the facility will decrease by $35.0 million on June 22, 2022 and will further decrease by $25.0 million on June 22, 2023. Borrowings under the revolving secured line of credit facility, including any letters of credit issued under the facility, are subject to a borrowing-base limitation. This limitation equals 80% of the value of Loans, as defined in the agreement, less a hedging reserve (not exceeding $1.0 million), and the amount of other debt secured by the collateral which secures the revolving secured line of credit facility. Borrowings under the revolving secured line of credit facility agreement are secured by a lien on most of our assets.

Warehouse Facilities

We have five Warehouse facilities with total borrowing capacity of $1,100.0 million. Each of the facilities is with a different lender or group of lenders. Under each Warehouse facility, we can contribute Loans to our wholly owned subsidiaries in return for cash and an increase in the value of our equity in each subsidiary. In turn, each subsidiary pledges the Loans as collateral to lenders to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to each subsidiary under the applicable facility is generally limited to the lesser of 80% of the value of the contributed Loans, as defined in the agreements, plus the restricted cash and cash equivalents pledged as collateral on such Loans or the facility limit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than those of Term ABS 2019-2 and 2021-1, contributed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2 and 2021-1 transactions pledged the Loans to their respective lenders. The Term ABS 2019-1, 2019-3, 2020-1, 2020-2, 2020-3, 2021-2, 2021-3 and 2021-4 transactions each consist of three classes of notes.

Each financing at the time of issuance has a specified revolving period during which we are likely to contribute additional Loans to each Funding LLC. Each Funding LLC (other than those of Term ABS 2019-2 and 2021-1) will then contribute the Loans to its respective trust.  At the end of the applicable revolving period, the debt outstanding under each financing will begin to amortize.

The financings create indebtedness for which the trusts or Funding LLCs are liable and which is secured by all the assets of each trust or Funding LLC. Such indebtedness is non-recourse to us, even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs. Because the Funding LLCs are organized as legal entities separate from us, their assets (including the contributed Loans) are not available to our creditors. We receive a monthly servicing fee on each financing equal to 6% (4% for Term ABS 2021-2, 2021-3 and 2021-4) of the collections received with respect to the contributed Loans. The fee is paid out of the collections. Except for the servicing fee and Dealer Holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain any collections remaining after payment of interest, certain other transaction expenses and any amounts necessary to satisfy the borrowing base requirements of the facility. However, in our capacity as servicer of the Loans, we do have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances. For those Funding LLCs with a trust, when the trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. For all Funding LLCs, after the indebtedness is paid in full, any remaining collections will ultimately be available to be distributed to us as the sole member of the respective Funding LLC.

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

Debt Covenants

As of March 31, 2022, we were in compliance with our covenants under the revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, we must maintain consolidated net income, as defined in the agreements, of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the contributed assets.

Our Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of March 31, 2022, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of March 31, 2022 and December 31, 2021:

(Dollars in millions)
As of March 31, 2022
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

The interest rate caps have not been designated as hedging instruments. As of March 31, 2022 and December 31, 2021, the interest rate caps had a fair value of $1.4 million and $0.2 million, respectively, as the capped rates were significantly above market rates. The increase in fair value from December 31, 2021 was the result of an increase in market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended March 31,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes	3.1%	2.8%
Excess tax benefits from stock-based compensation	-0.2%	-0.4%
Other	0.8%	0.1%
Effective income tax rate	24.7%	23.5%

State income taxes

State income taxes include non-deductible expenses related to uncertain tax positions. The impact of these non-deductible expenses on our effective income tax rate for the three months ended March 31, 2022 increased from the same period in 2021 primarily due to an increase in the proportion of pre-tax income reserved for uncertain tax positions.

Excess tax benefits from stock-based compensation

We recognize an excess tax benefit or tax deficiency when the deduction for the stock-based compensation expense of a stock award for tax purposes differs from the cumulative stock-based compensation expense recognized in the financial statements. The excess tax benefit or tax deficiency is recognized in provision for income taxes in the period in which the amount of the deduction is determined, which is when restricted stock vests, restricted stock units are converted to common stock or stock options are exercised. Excess tax benefits reduce our effective income tax rate, while tax deficiencies increase our effective income tax rate. The impact of excess tax benefits on our effective income tax rate for the three months ended March 31, 2022 decreased from the same period in 2021 primarily due to a decrease in the number of restricted stock units that were converted to common stock during the first quarter of 2022 due to the timing of long-term stock award grants.

Other

Other items impacting our effective income tax rate primarily consist of non-deductible executive compensation expenses. The impact of other items on our effective income tax rate for the three months ended March 31, 2022 increased from the same period in 2021 primarily due to an increase in non-deductible executive compensation, which was primarily the result of stock options granted under our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”). For additional information, see Note 14.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended March 31,
	2022	2021
Weighted average shares outstanding:
Common shares	13,902,465	16,736,086
Vested restricted stock units	366,053	324,858
Basic number of weighted average shares outstanding	14,268,518	17,060,944
Dilutive effect of restricted stock, restricted stock units and stock options	73,005	38,114
Dilutive number of weighted average shares outstanding	14,341,523	17,099,058

For the three months ended March 31, 2022, there were 45,600 stock options outstanding that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2022, there were no shares of restricted stock or restricted stock units outstanding that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the three months ended March 31, 2021, there were no stock options, shares of restricted stock or restricted stock units outstanding that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

13.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three months ended March 31, 2022 and 2021:

(Dollars in millions)	For the Three Months Ended March 31,
	2022		2021
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	801,990	$422.0	386,342	$132.5
Other (2)	1,745	1.0	7,066	2.7
Total	803,735	$423.0	393,408	$135.2

(1)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 or otherwise. On September 28, 2021, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of March 31, 2022, we had authorization to repurchase 823,560 shares of our common stock.
(2)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended March 31,
	2022	2021
Stock options	$8.5	$—
Restricted stock units	0.6	0.7
Restricted stock	—	0.4
Total	$9.1	$1.1

From December 2020 through June 2021, we granted 770,500 stock options, subject to shareholder approval of an amendment to the Incentive Plan (“Shareholder Approval”). Under GAAP, if a stock award is subject to shareholder approval, it is not considered granted for accounting purposes until that approval is received. Shareholder Approval was received at our annual meeting of shareholders on July 21, 2021. Accordingly, the accounting grant date of the 770,500 previously-awarded stock options is July 21, 2021, and no expense was recognized for stock options prior to that date.

We expect to recognize the future stock-based compensation expense as follows:

(in millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2022	$26.3
2023	34.3
2024	33.5
2025	3.3
2026	0.1
Total	$97.5

15.        COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Matters

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation and regulatory investigations seeking damages, fines and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance and other consumer-oriented laws and regulations, including claims seeking damages for alleged physical and mental harm relating to the repossession and sale of consumers’ vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions. The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

On April 22, 2019, we received a civil investigative demand from the Bureau of Consumer Financial Protection (the “Bureau”) seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs and credit reporting. On May 7, 2020, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. The Company raised various objections to the May 7, 2020 civil investigative demand, and on May 26, 2020, we were notified that it was withdrawn. On June 1, 2020, we received another civil investigative demand that was similar to the May 7, 2020 demand, and which raised many of the same objections. We formally petitioned the Bureau to modify the June 1, 2020 civil investigative demand. On September 3, 2020, the Director of the Bureau denied our petition to modify the June 1, 2020 civil investigative demand. On December 23, 2020, we received a civil investigative demand for investigational hearings in connection with the Bureau’s investigation. The Company objected to certain portions of the civil investigative demands for hearings and, on January 19, 2021, the Bureau notified the Company that it had withdrawn such portions from the December 23, 2020 civil investigative demands. On March 11, 2021, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation and an investigational hearing. On June 3, 2021, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. On December 6, 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the Staff of the Office of Enforcement (“Staff”) of the Bureau, stating that Staff is considering whether to recommend that the Bureau take legal action against the Company for alleged violations of the Consumer Financial Protection Act (the “CFPA”) in connection with the Company’s consumer loan origination practices. The NORA letter states that the Bureau may allege that the Company (i) committed abusive and unfair acts or practices in violation of 12 U.S.C. § 5531(c) and (d) and 12 U.S.C. § 5536(a)(1)(B) and (ii) substantially assisted the deceptive acts of others in violation of 12 U.S.C. § 5536 (a)(3). The NORA letter also states that, in connection with any action, the Bureau may seek all remedies available under the CFPA, including civil money penalties, consumer redress and injunctive relief. On January 18, 2022, the Company responded to the NORA letter disputing that it had committed any violations. On March 7, 2022, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. We cannot predict the eventual scope, duration or outcome of the investigation at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)
On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On April 3, 2020, we received a subpoena from the Attorney General of the State of Maryland relating to the Company’s origination and collection policies and procedures in the state of Maryland. On August 11, 2020, we received a subpoena from the Attorney General of the State of Maryland restating most of the requests contained in the March 18, 2016 and April 3, 2020 subpoenas, making additional requests, and expanding the inquiry to include 41 other states (Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, and Wisconsin) and the District of Columbia. Also on August 11, 2020, we received from the Attorney General of the State of New Jersey a subpoena that is essentially identical to the August 11, 2020 Maryland subpoena, both as to substance and as to the jurisdictions identified. We are cooperating with these investigations and cannot predict their eventual scope, duration or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from these investigations.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2021 Annual Report on Form 10-K, as well as Part I - Item 1 - Financial Statements, of this Form 10-Q, which is incorporated herein by reference.

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

For the three months ended March 31, 2022, consolidated net income was $214.3 million, or $14.94 per diluted share, compared to consolidated net income of $202.1 million, or $11.82 per diluted share, for the same period in 2021 primarily due to a decrease in operating expenses, a decrease in interest expense and an increase in other income. Our results for the three months ended March 31, 2022 included:
•An increase in forecasted collection rates for Consumer Loans assigned in 2016, 2017 and 2019 through 2021, which increased forecasted net cash flows from our loan portfolio by $110.2 million.
•Forecasted profitability per Consumer Loan assignment that has significantly exceeded our initial estimates for Consumer Loans assigned in 2018 through 2021.
•A decline in Consumer Loan assignment volume, as unit and dollar volumes declined 22.1% and 10.5%, respectively, as compared to the first quarter of 2021.
•Stock repurchases of approximately 802,000 shares, which represented 5.7% of the shares outstanding at the beginning of the quarter.

Critical Success Factors

Critical success factors include our ability to accurately forecast Consumer Loan performance, access capital on acceptable terms, and maintain or grow Consumer Loan volume at the level and on the terms that we anticipate, with the objective to maximize economic profit over the long term. Economic profit is a non-GAAP financial measure we use to evaluate our financial results and determine certain incentive compensation. We also use economic profit as a framework to evaluate business decisions and strategies. Economic profit measures how efficiently we utilize our total capital, both debt and equity, and is a function of the return on capital in excess of the cost of capital and the amount of capital invested in the business.

Consumer Loan Metrics

At the time a Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan. Based on the amount and timing of these forecasts and expected expense levels, an advance or one-time purchase payment is made to the related Dealer at a price designed to maximize economic profit.

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of March 31, 2022 with the forecasts as of December 31, 2021 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2022	December 31, 2021	Initial Forecast	December 31, 2021	Initial Forecast
2013	73.4%	73.4%	72.0%	0.0%	1.4%
2014	71.6%	71.5%	71.8%	0.1%	-0.2%
2015	65.2%	65.1%	67.7%	0.1%	-2.5%
2016	63.8%	63.6%	65.4%	0.2%	-1.6%
2017	64.6%	64.4%	64.0%	0.2%	0.6%
2018	65.1%	65.1%	63.6%	0.0%	1.5%
2019	66.8%	66.5%	64.0%	0.3%	2.8%
2020	68.8%	67.9%	63.4%	0.9%	5.4%
2021	68.4%	66.5%	66.3%	1.9%	2.1%
2022	66.9%	—	67.2%	—	-0.3%
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

Consumer Loans assigned in 2013 and 2018 through 2021 have yielded forecasted collection results significantly better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results significantly worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates. For the three months ended March 31, 2022, forecasted collection rates improved for Consumer Loans assigned in 2016, 2017 and 2019 through 2021 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three months ended March 31, 2022 and 2021 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended March 31,
Increase in Forecasted Net Cash Flows	2022	2021
Dealer Loans	$33.9	$26.7
Purchased Loans	76.3	80.7
Total	$110.2	$107.4

The COVID-19 pandemic created conditions that increased the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio. During the first quarter of 2020, we applied a subjective adjustment to our forecasting model to reflect our best estimate of the future impact of the COVID-19 pandemic on future net cash flows (“COVID forecast adjustment”), which reduced our estimate of future net cash flows by $162.2 million. We continued to apply the COVID forecast adjustment through the end of 2021 as it continued to represent our best estimate. During the first quarter of 2022, we determined that we had sufficient Consumer Loan performance experience since the lapse of federal stimulus payments and enhanced unemployment benefits to refine our estimate of future net cash flows. Accordingly, during the first quarter of 2022, we removed the COVID forecast adjustment and enhanced our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the period of change.

The removal of the COVID forecast adjustment and the implementation of the enhanced forecasting methodology impacted forecasted net cash flows and provision for credit losses as follows:

(In millions)	Increase / (Decrease) in
Forecasting Methodology Changes	Forecasted Net Cash Flows	Provision for Credit Losses
Removal of COVID forecast adjustment	$149.5	$(118.5)
Implementation of enhanced forecasting methodology	(53.8)	47.9
Total	$95.7	$(70.6)

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2013	$15,445	$7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020	24,262	10,656	59
2021	25,632	11,790	59
2022	26,504	12,677	58

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2022. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of March 31, 2022
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2013	73.4%	47.6%	25.8%	99.7%
2014	71.6%	47.7%	23.9%	99.4%
2015	65.2%	44.5%	20.7%	98.8%
2016	63.8%	43.8%	20.0%	97.8%
2017	64.6%	43.2%	21.4%	94.7%
2018	65.1%	43.5%	21.6%	86.4%
2019	66.8%	44.0%	22.8%	72.8%
2020	68.8%	43.9%	24.9%	53.3%
2021	68.4%	46.0%	22.4%	25.5%
2022	66.9%	47.8%	19.1%	2.4%

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

The spread between the forecasted collection rate and the advance rate has ranged from 19.1% to 25.8%, on an annual basis, over the last 10 years. The spreads in 2019 through 2021 were positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The decrease in the spread from 2021 to 2022 was primarily due to the performance of 2021 Consumer Loans, which has significantly exceeded our initial estimates, and a lower initial spread on 2022 Consumer Loans due to the advance rate increasing by a greater margin than the initial forecast.

The following table compares our forecast of Consumer Loan collection rates as of March 31, 2022 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	March 31, 2022	Initial Forecast	Variance	March 31, 2022	Initial Forecast	Variance
2013	73.3%	72.1%	1.2%	74.2%	71.6%	2.6%
2014	71.5%	71.9%	-0.4%	72.4%	70.9%	1.5%
2015	64.5%	67.5%	-3.0%	68.9%	68.5%	0.4%
2016	63.0%	65.1%	-2.1%	66.1%	66.5%	-0.4%
2017	63.9%	63.8%	0.1%	66.1%	64.6%	1.5%
2018	64.6%	63.6%	1.0%	66.3%	63.5%	2.8%
2019	66.5%	63.9%	2.6%	67.3%	64.2%	3.1%
2020	68.6%	63.3%	5.3%	69.0%	63.6%	5.4%
2021	68.2%	66.3%	1.9%	68.8%	66.3%	2.5%
2022	66.9%	67.2%	-0.3%	67.2%	67.3%	-0.1%

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of March 31, 2022 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2013	73.3%	47.2%	26.1%	74.2%	51.5%	22.7%
2014	71.5%	47.2%	24.3%	72.4%	51.8%	20.6%
2015	64.5%	43.4%	21.1%	68.9%	50.2%	18.7%
2016	63.0%	42.1%	20.9%	66.1%	48.6%	17.5%
2017	63.9%	42.1%	21.8%	66.1%	45.8%	20.3%
2018	64.6%	42.7%	21.9%	66.3%	45.2%	21.1%
2019	66.5%	43.1%	23.4%	67.3%	45.6%	21.7%
2020	68.6%	43.0%	25.6%	69.0%	45.5%	23.5%
2021	68.2%	45.1%	23.1%	68.8%	47.7%	21.1%
2022	66.9%	46.9%	20.0%	67.2%	50.1%	17.1%

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

The spread on Dealer Loans decreased from 23.1% in 2021 to 20.0% in 2022 primarily as a result of the performance of the 2021 Consumer Loans in our Dealer Loan portfolio, which has significantly exceeded our initial estimates, and a lower initial spread on 2022 Consumer Loans in our Dealer Loan portfolio, due to the advance rate increasing by a greater margin than the initial forecast in our Dealer Loan portfolio. The spread on Purchased Loans decreased from 21.1% in 2021 to 17.1% in 2022 primarily as a result of the performance of the 2021 Consumer Loans in our Purchased Loan portfolio, which has significantly exceeded our initial estimates, and a lower initial spread on 2022 Consumer Loans in our Purchased Loan portfolio, due to the advance rate increasing by a greater margin than the initial forecast in our Purchased Loan portfolio.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.9 to 1 as of March 31, 2022. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2021	-7.5%	-2.2%
June 30, 2021	-28.7%	-20.5%
September 30, 2021	-29.4%	-17.9%
December 31, 2021	-22.6%	-12.7%
March 31, 2022	-22.1%	-10.5%

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

Unit and dollar volumes declined 22.1% and 10.5%, respectively, during the first quarter of 2022 as the number of active Dealers declined 9.4% and the average unit volume per active Dealer declined 14.6%. We believe the significant decline in unit volume over the last four quarters was primarily due to low dealer inventories and elevated used vehicle prices, which we believe are primarily due to the downstream impact of supply chain disruptions in the automotive industry. In addition, unit volume during the first four months of 2021 reflected the impact of the distribution of federal stimulus payments during that period. Unit volume for April 2022 declined 13.8% compared to unit volume for April 2021, with the year-over-year change in unit volume improving significantly throughout the month. Should recent trends continue for the remainder of 2022, we expect that the year-over-year change in unit volume would improve from April 2022, as the comparable 2021 period reflected a significant decline in unit volume.

Dollar volume declined less than unit volume during the first quarter of 2022 due to an increase in the average advance paid per unit. This increase was the result of increases in both the average size of the Consumer Loans assigned, primarily due to an increase in the average vehicle selling price, and the average advance rate.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2022	2021	% Change
Consumer Loan unit volume	73,116	93,874	-22.1%
Active Dealers (1)	8,275	9,129	-9.4%
Average volume per active Dealer	8.8	10.3	-14.6%

Consumer Loan unit volume from Dealers active both periods	62,243	80,681	-22.9%
Dealers active both periods	6,204	6,204	—
Average volume per Dealer active both periods	10.0	13.0	-22.9%

Consumer Loan unit volume from Dealers not active both periods	10,873	13,193	-17.6%
Dealers not active both periods	2,071	2,925	-29.2%
Average volume per Dealer not active both periods	5.3	4.5	17.8%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2022	2021	% Change
Consumer Loan unit volume from new active Dealers	2,613	3,039	-14.0%
New active Dealers (1)	688	706	-2.5%
Average volume per new active Dealer	3.8	4.3	-11.6%

Attrition (2)	-14.1%	-15.2%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last five quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2021	65.4%	34.6%	62.7%	37.3%
June 30, 2021	66.9%	33.1%	64.0%	36.0%
September 30, 2021	69.9%	30.1%	66.8%	33.2%
December 31, 2021	71.8%	28.2%	68.0%	32.0%
March 31, 2022	72.7%	27.3%	68.6%	31.4%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of March 31, 2022 and December 31, 2021, the net Dealer Loans receivable balance was 62.0% and 61.3%, respectively, of the total net Loans receivable balance.

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue:
Finance charges	$424.1	$424.9	$(0.8)	-0.2%
Premiums earned	13.8	14.4	(0.6)	-4.2%
Other income	17.8	11.7	6.1	52.1%
Total revenue	455.7	451.0	4.7	1.0%
Costs and expenses:
Salaries and wages (1)	64.4	49.3	15.1	30.6%
General and administrative (1)	18.9	46.1	(27.2)	-59.0%
Sales and marketing (1)	19.2	17.2	2.0	11.6%
Provision for credit losses	23.3	21.3	2.0	9.4%
Interest	36.5	43.8	(7.3)	-16.7%
Provision for claims	8.9	9.0	(0.1)	-1.1%
Total costs and expenses	171.2	186.7	(15.5)	-8.3%
Income before provision for income taxes	284.5	264.3	20.2	7.6%
Provision for income taxes	70.2	62.2	8.0	12.9%
Net income	$214.3	$202.1	$12.2	6.0%
Net income per share:
Basic	$15.02	$11.85	$3.17	26.8%
Diluted	$14.94	$11.82	$3.12	26.4%
Weighted average shares outstanding:
Basic	14,268,518	17,060,944	(2,792,426)	-16.4%
Diluted	14,341,523	17,099,058	(2,757,535)	-16.1%

(1) Operating expenses	$102.5	$112.6	$(10.1)	-9.0%

Finance Charges. The decrease of $0.8 million, or 0.2%, was the result of a decrease in the average net Loans receivable balance, partially offset by an increase in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2022	2021	Change
Average net Loans receivable balance	$6,306.7	$6,784.2	$(477.5)
Average yield on our Loan portfolio	26.9%	25.1%	1.8%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2022:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2022
Due to an increase in the average yield	$29.1
Due to a decrease in the average net Loans receivable balance	(29.9)
Total decrease in finance charges	$(0.8)

The decrease in the average net Loans receivable balance was primarily due to the principal collected on Loans receivable exceeding the dollar volume of new Consumer Loan assignments. The average yield on our Loan portfolio for the three months ended March 31, 2022 increased as compared to the same period in 2021 primarily due to the adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Other Income. The increase of $6.1 million, or 52.1%, was primarily due to an increase in ancillary product profit sharing income primarily due to a decrease in average claim rates on Guaranteed Asset Protection contracts.

Operating Expenses. The decrease of $10.1 million, or 9.0%, was primarily due to:
•A decrease in general and administrative expense of $27.2 million, or 59.0%, primarily due to a decrease in legal expenses. Legal expenses for the three months ended March 31, 2021 included a $27.2 million settlement with the Commonwealth of Massachusetts to settle and fully resolve the claims asserted against the Company.
•An increase in salaries and wages expense of $15.1 million, or 30.6%, primarily due to:
•An increase of $8.0 million in stock-based compensation expense, primarily related to stock options. From December 2020 through June 2021, we granted stock options, subject to shareholder approval of an amendment to our incentive compensation plan. Because stock-based awards subject to shareholder approval are not considered granted for accounting purposes until that approval is received, no stock-based compensation expense could be recognized with respect to those stock options until we received shareholder approval at the annual meeting on July 21, 2021.
•An increase of $7.1 million, excluding stock-based compensation expense and cash-based incentive compensation expense, primarily related to increases of $3.3 million for our servicing function and $3.1 million for our support function.

Provision for Credit Losses. The increase of $2.0 million, or 9.4%, was due to a smaller reversal of provision for credit losses on forecast changes, partially offset by a decrease in provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Three Months Ended March 31,
Provision for Credit Losses	2022	2021	Change
New Consumer Loan assignments	$102.6	$131.8	$(29.2)
Forecast changes	(79.3)	(110.5)	31.2
Total	$23.3	$21.3	$2.0

The smaller reversal of provision for credit losses related to forecast changes was primarily due to changes in the estimated timing of future net cash flows. During the first quarters of 2022 and 2021, we increased our estimate of future net cash flows by $110.2 million and $107.4 million, respectively, to reflect improvements in Consumer Loan performance during the periods. The results for the first quarter of 2022 include the impact of forecasting methodology changes, which increased our estimate of future net cash flows by $95.7 million and reduced our provision for credit losses by $70.6 million. The forecasting methodology changes included the removal of the COVID forecast adjustment from our estimate of future net cash flows and an enhancement to our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

The decrease in provision for credit losses related to new Consumer Loan assignments was due to a 22.1% decrease in Consumer Loan assignment unit volume, and a decrease in the average provision for credit losses per Consumer Loan assignment primarily due to a higher initial forecast on 2022 Consumer Loan assignments.

Interest. The decrease of $7.3 million, or 16.7%, was primarily due to a decrease in our average cost of debt, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2022	2021	Change
Interest expense	$36.5	$43.8	$(7.3)
Average outstanding debt principal balance (1)	4,614.3	4,730.7	(116.4)
Average cost of debt	3.2%	3.7%	-0.5%

(1)Includes the unamortized debt discount and excludes deferred debt issuance costs.

The decrease in our average cost of debt was primarily the result of lower interest rates on recently-completed secured financings.

Provision for Income Taxes. For the three months ended March 31, 2022, the effective income tax rate increased to 24.7% from 23.5% for the three months ended March 31, 2021. The increase was primarily due to an increase in non-deductible executive compensation expenses and higher effective tax rates in certain state tax jurisdictions. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of March 31, 2022. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Cash and cash equivalents as of March 31, 2022 and December 31, 2021 was $17.6 million and $23.3 million, respectively. As of March 31, 2022 and December 31, 2021, we had $1,229.3 million and $1,532.4 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness as of March 31, 2022 and December 31, 2021 was $4,739.0 million and $4,616.3 million, respectively.

A summary of our scheduled principal debt maturities as of March 31, 2022 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2022	$1,287.9
2023	1,634.4
2024	1,308.4
2025	131.8
2026	400.0
Over five years	—
Total	$4,762.5

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as described below:

The COVID-19 pandemic created conditions that increased the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio. During the first quarter of 2020, we applied a subjective adjustment to our forecasting model to reflect our best estimate of the future impact of the COVID-19 pandemic on future net cash flows (“COVID forecast adjustment”), which reduced our estimate of future net cash flows by $162.2 million. We continued to apply the COVID forecast adjustment through the end of 2021 as it continued to represent our best estimate. During the first quarter of 2022, we determined that we had sufficient Consumer Loan performance experience since the lapse of federal stimulus payments and enhanced unemployment benefits to refine our estimate of future net cash flows. Accordingly, during the first quarter of 2022, we removed the COVID forecast adjustment and enhanced our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the period of change.

The removal of the COVID forecast adjustment and the implementation of the enhanced forecasting methodology impacted forecasted net cash flows and provision for credit losses as follows:

(In millions)	Increase / (Decrease) in
Forecasting Methodology Changes	Forecasted Net Cash Flows	Provision for Credit Losses
Removal of COVID forecast adjustment	$149.5	$(118.5)
Implementation of enhanced forecasting methodology	(53.8)	47.9
Total	$95.7	$(70.6)

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2021 and Item 1A in Part II of this report, other risk factors discussed herein or listed from time to time in our reports filed with the SEC and the following:

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
•Natural disasters, climate change, acts of war, terrorist attacks and threats or the escalation of military activity in response to these attacks or otherwise may negatively affect our business, financial condition and results of operations.
•Governmental or market responses to climate change and related environmental issues could have a material adverse effect on our business.
•Consequences of the current conflict between Russia and Ukraine could have a material adverse effect on our business, financial condition, liquidity and results of operations.
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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our 2021 Annual Report on Form 10-K.

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

ITEM 1A.          RISK FACTORS

The following risk factor updates and supplements, and should be read in conjunction with, the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Consequences of the current conflict between Russia and Ukraine could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Credit and financial markets have experienced volatility and disruptions due to the current conflict between Russia and Ukraine and the sanctions that the United States and other countries have imposed on Russia and various related parties in response to Russia’s actions in Ukraine. The conflict and the sanctions that have been or may be imposed may have further global economic and other consequences, including diminished liquidity and credit availability, reduced consumer confidence, disruptions to energy and food supplies, decreased economic growth, higher unemployment rates, increased inflation and political and social upheaval. Expansion of the military conflict beyond Ukraine or other retaliatory action, such as cyberattacks, by Russia and its allies in response to sanctions and other measures that the United States and its allies have taken or may take in support of Ukraine, could broaden and intensify the negative impact of the conflict on financial markets, economic conditions and geopolitical stability. The consequences of the conflict could reduce used-car sales and demand for our product, impair the performance of our Loan portfolio, limit our access to capital, intensify other risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, including cybersecurity-related risks, and otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended March 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2022	—		$—	—	1,625,550
February 1 to February 28, 2022	320,260	(2)	537.90	318,515	1,307,035
March 1 to March 31, 2022	483,475		518.51	483,475	823,560
	803,735		$526.24	801,990

(1)    On September 28, 2021, our board of directors authorized the repurchase by us from time to time of up to two million shares of our common stock (the "September 2021 Authorization"). The September 2021 Authorization, which was announced on October 1, 2021, does not have a specified expiration date. Repurchases under the September 2021 Authorization may be made in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5‑1 under the Securities Exchange Act of 1934 or otherwise.
(2)    Amount includes 1,745 shares of common stock released to us by team members as payment of tax withholdings upon the conversion of restricted stock units to common stock and the vesting of restricted stock and restricted stock units.

ITEM 6.          EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8‑K filed March 7, 2022).
4.1	Description of Common Stock of Credit Acceptance Corporation.
31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Senior Vice President, Finance and Accounting
(Chief Accounting Officer)
Date:	May 2, 2022