Form 10-Q
period 2022-06-30
CREDIT ACCEPTANCE CORP
filed 2022-08-01
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The number of shares of Common Stock, $.01 par value, outstanding on July 25, 2022 was 12,921,686.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	June 30, 2022	December 31, 2021
ASSETS:
Cash and cash equivalents	$4.1	$23.3
Restricted cash and cash equivalents	426.7	410.9
Restricted securities available for sale	66.0	62.1

Loans receivable	9,190.6	9,349.8
Allowance for credit losses	(2,866.9)	(3,013.5)
Loans receivable, net	6,323.7	6,336.3

Property and equipment, net	53.7	57.3
Income taxes receivable	52.2	109.2
Other assets	52.1	51.8
Total Assets	$6,978.5	$7,050.9

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$225.6	$175.0
Revolving secured line of credit	220.7	2.6
Secured financing	3,768.9	3,811.5
Senior notes	793.4	792.5
Mortgage note	9.2	9.7
Deferred income taxes, net	440.4	435.2
Income taxes payable	0.2	0.2
Total Liabilities	5,458.4	5,226.7

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 12,975,455 and 14,145,888 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	0.1	0.1
Paid-in capital	225.8	197.2
Retained earnings	1,296.4	1,626.7
Accumulated other comprehensive income (loss)	(2.2)	0.2
Total Shareholders' Equity	1,520.1	1,824.2
Total Liabilities and Shareholders' Equity	$6,978.5	$7,050.9

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Finance charges	$425.6	$445.4	$849.7	$870.3
Premiums earned	15.4	15.8	29.2	30.2
Other income	16.4	10.5	34.2	22.2
Total revenue	457.4	471.7	913.1	922.7
Costs and expenses:
Salaries and wages	65.4	38.4	129.8	87.7
General and administrative	32.3	16.9	51.2	63.0
Sales and marketing	19.0	14.9	38.2	32.1
Provision for credit losses	147.5	(30.5)	170.8	(9.2)
Interest	38.9	42.0	75.4	85.8
Provision for claims	12.2	10.3	21.1	19.3
Total costs and expenses	315.3	92.0	486.5	278.7
Income before provision for income taxes	142.1	379.7	426.6	644.0
Provision for income taxes	34.7	91.1	104.9	153.3
Net income	$107.4	$288.6	$321.7	$490.7
Net income per share:
Basic	$7.99	$17.19	$23.23	$28.99
Diluted	$7.94	$17.18	$23.10	$28.96
Weighted average shares outstanding:
Basic	13,435,507	16,790,189	13,849,711	16,924,014
Diluted	13,517,979	16,794,279	13,927,372	16,944,900

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$107.4	$288.6	$321.7	$490.7
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of tax	(0.7)	—	(2.4)	(0.7)
Other comprehensive loss	(0.7)	—	(2.4)	(0.7)
Comprehensive income	$106.7	$288.6	$319.3	$490.0

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended June 30, 2022
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	13,363,783	$0.1	$211.5	$1,418.7	$(1.5)	$1,628.8
Net income	—	—	—	107.4	—	107.4
Other comprehensive loss	—	—	—	—	(0.7)	(0.7)
Stock-based compensation	—	—	9.1	—	—	9.1
Repurchase of common stock	(403,953)	—	—	(229.7)	—	(229.7)
Stock options exercised	15,625	—	5.2	—	—	5.2
Balance, end of period	12,975,455	$0.1	$225.8	$1,296.4	$(2.2)	$1,520.1

(Dollars in millions)	For the Three Months Ended June 30, 2021
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	16,710,422	$0.2	$161.7	$2,207.0	$0.9	$2,369.8
Net income	—	—	—	288.6	—	288.6
Stock-based compensation	—	—	(10.9)	—	—	(10.9)
Restricted stock forfeitures	(109,010)	—	—	—	—	—
Repurchase of common stock	(598,163)	—	—	(254.5)	—	(254.5)
Balance, end of period	16,003,249	$0.2	$150.8	$2,241.1	$0.9	$2,393.0

(Dollars in millions)	For the Six Months Ended June 30, 2022
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	14,145,888	$0.1	$197.2	$1,626.7	$0.2	$1,824.2
Net income	—	—	—	321.7	—	321.7
Other comprehensive loss	—	—	—	—	(2.4)	(2.4)
Stock-based compensation	—	—	18.2	—	—	18.2
Repurchase of common stock	(1,207,688)	—	(0.7)	(652.0)	—	(652.7)
Restricted stock units converted to common stock	3,980	—	—	—	—	—
Stock options exercised	33,275	—	11.1	—	—	11.1
Balance, end of period	12,975,455	$0.1	$225.8	$1,296.4	$(2.2)	$1,520.1

(Dollars in millions)	For the Six Months Ended June 30, 2021
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	17,092,432	$0.2	$161.9	$2,138.8	$1.6	$2,302.5
Net income	—	—	—	490.7	—	490.7
Other comprehensive loss	—	—	—	—	(0.7)	(0.7)
Stock-based compensation	—	—	(9.8)	—	—	(9.8)
Restricted stock forfeitures	(109,028)	—	—	—	—	—
Repurchase of common stock	(991,571)	—	(1.3)	(388.4)	—	(389.7)
Restricted stock units converted to common stock	11,416	—	—	—	—	—
Balance, end of period	16,003,249	$0.2	$150.8	$2,241.1	$0.9	$2,393.0

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$321.7	$490.7
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	170.8	(9.2)
Depreciation	4.6	4.8
Amortization	8.5	8.1
Provision for deferred income taxes	5.7	11.0
Stock-based compensation	18.2	(9.8)
Other	0.1	(0.2)
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	37.2	40.4
Decrease in income taxes receivable	57.0	129.1
Decrease in other assets	1.8	3.6
Net cash provided by operating activities	625.6	668.5
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(24.4)	(25.2)
Proceeds from sale of restricted securities available for sale	6.3	6.1
Maturities of restricted securities available for sale	10.9	14.8
Principal collected on Loans receivable	1,855.5	1,966.5
Advances to Dealers	(1,320.0)	(1,158.7)
Purchases of Consumer Loans	(578.4)	(672.8)
Accelerated payments of Dealer Holdback	(24.9)	(26.6)
Payments of Dealer Holdback	(90.4)	(79.4)
Purchases of property and equipment	(1.0)	(3.1)
Net cash provided by (used in) investing activities	(166.4)	21.6
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	3,876.1	994.2
Repayments under revolving secured line of credit	(3,658.0)	(1,090.1)
Proceeds from secured financing	729.8	1,379.8
Repayments of secured financing	(773.9)	(1,108.0)
Payments of debt issuance costs	(7.0)	(11.2)
Repurchase of common stock	(652.7)	(389.7)
Proceeds from stock options exercised	11.1	—
Other	12.0	(0.4)
Net cash used in financing activities	(462.6)	(225.4)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(3.4)	464.7
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	434.2	396.2
Cash and cash equivalents and restricted cash and cash equivalents end of period	$430.8	$860.9
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$66.8	$78.3
Cash paid during the period for income taxes, net of refunds	$37.9	$67.9

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2022 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items that would require disclosure in or adjustment to the consolidated financial statements.

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

The vast majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consumer Loan Assignment Volume	2022	2021	2022	2021
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	84.6%	92.7%	86.3%	93.6%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2021	65.4%	34.6%	62.7%	37.3%
June 30, 2021	66.9%	33.1%	64.0%	36.0%
September 30, 2021	69.9%	30.1%	66.8%	33.2%
December 31, 2021	71.8%	28.2%	68.0%	32.0%
March 31, 2022	72.7%	27.3%	68.6%	31.4%
June 30, 2022	74.0%	26.0%	70.4%	29.6%
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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of June 30, 2022 and December 31, 2021, we had $3.8 million and $22.9 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of June 30, 2022 and December 31, 2021, we had $423.2 million and $407.9 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$4.1	$23.3	$383.5	$16.0
Restricted cash and cash equivalents	426.7	410.9	477.4	380.2
Total cash and cash equivalents and restricted cash and cash equivalents	$430.8	$434.2	$860.9	$396.2

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

Methodology Changes. During the first quarter of 2022, we removed the COVID forecast adjustment from our estimate of future net cash flows and enhanced our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 6. For the three and six months ended June 30, 2022 and 2021, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of June 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$4.1	$4.1	$23.3	$23.3
Restricted cash and cash equivalents	426.7	426.7	410.9	410.9
Restricted securities available for sale	66.0	66.0	62.1	62.1
Loans receivable, net	6,323.7	6,643.1	6,336.3	6,580.4
Liabilities
Revolving secured line of credit	$220.7	$220.7	$2.6	$2.6
Secured financing	3,768.9	3,660.2	3,811.5	3,832.1
Senior notes	793.4	761.0	792.5	825.8
Mortgage note	9.2	9.2	9.7	9.7

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of June 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$4.1	$—	$—	$4.1
Restricted cash and cash equivalents (1)	426.7	—	—	426.7
Restricted securities available for sale (2)	52.5	13.5	—	66.0
Loans receivable, net (1)	—	—	6,643.1	6,643.1
Liabilities
Revolving secured line of credit (1)	$—	$220.7	$—	$220.7
Secured financing (1)	—	3,660.2	—	3,660.2
Senior notes (1)	761.0	—	—	761.0
Mortgage note (1)	—	9.2	—	9.2

(In millions)	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$23.3	$—	$—	$23.3
Restricted cash and cash equivalents (1)	410.9	—	—	410.9
Restricted securities available for sale (2)	49.0	13.1	—	62.1
Loans receivable, net (1)	—	—	6,580.4	6,580.4
Liabilities
Revolving secured line of credit (1)	$—	$2.6	$—	$2.6
Secured financing (1)	—	3,832.1	—	3,832.1
Senior notes (1)	825.8	—	—	825.8
Mortgage note (1)	—	9.7	—	9.7

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$28.6	$—	$(1.5)	$27.1
U.S. Government and agency securities	26.4	—	(1.0)	25.4
Asset-backed securities	11.8	—	(0.3)	11.5
Commercial paper	1.7	—	—	1.7
Mortgage-backed securities	0.3	—	—	0.3
Total restricted securities available for sale	$68.8	$—	$(2.8)	$66.0

(In millions)	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$27.3	$0.3	$(0.2)	$27.4
U.S. Government and agency securities	21.5	0.2	(0.1)	21.6
Asset-backed securities	12.9	—	(0.1)	12.8
Mortgage-backed securities	0.3	—	—	0.3
Total restricted securities available for sale	$62.0	$0.5	$(0.4)	$62.1

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of June 30, 2022
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$24.2	$(1.0)	$—	$—	$24.2	$(1.0)
Corporate bonds	19.5	(1.1)	4.5	(0.4)	24.0	(1.5)
Asset-backed securities	8.9	(0.2)	1.1	(0.1)	10.0	(0.3)
Commercial paper	1.7	—	—	—	1.7	—
Mortgage-backed securities	0.3	—	—	—	0.3	—
Total restricted securities available for sale	$54.6	$(2.3)	$5.6	$(0.5)	$60.2	$(2.8)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2021
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
U.S. Government and agency securities	$10.1	$(0.1)	$—	$—	$10.1	$(0.1)
Corporate bonds	15.0	(0.2)	1.3	—	16.3	(0.2)
Asset-backed securities	8.4	(0.1)	—	—	8.4	(0.1)
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$33.5	$(0.4)	$1.3	$—	$34.8	$(0.4)

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

(In millions)	As of
	June 30, 2022		December 31, 2021
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$6.3	$6.2	$2.9	$3.0
Over one year to five years	60.4	57.8	56.9	57.0
Over five years to ten years	2.0	1.9	2.1	2.0
Over ten years	0.1	0.1	0.1	0.1
Total restricted securities available for sale	$68.8	$66.0	$62.0	$62.1

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of June 30, 2022
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,832.9	$3,357.7	$9,190.6
Allowance for credit losses	(1,844.8)	(1,022.1)	(2,866.9)
Loans receivable, net	$3,988.1	$2,335.6	$6,323.7

(In millions)	As of December 31, 2021
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,655.1	$3,694.7	$9,349.8
Allowance for credit losses	(1,767.8)	(1,245.7)	(3,013.5)
Loans receivable, net	$3,887.3	$2,449.0	$6,336.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended June 30, 2022
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,689.5	$3,508.5	$9,198.0	$(1,768.9)	$(1,101.9)	$(2,870.8)	$3,920.6	$2,406.6	$6,327.2
Finance charges	343.2	255.9	599.1	(107.3)	(66.2)	(173.5)	235.9	189.7	425.6
Provision for credit losses	—	—	—	(73.3)	(74.2)	(147.5)	(73.3)	(74.2)	(147.5)
New Consumer Loan assignments (1)	686.2	288.7	974.9	—	—	—	686.2	288.7	974.9
Collections (2)	(832.8)	(488.6)	(1,321.4)	—	—	—	(832.8)	(488.6)	(1,321.4)
Accelerated Dealer Holdback payments	15.5	—	15.5	—	—	—	15.5	—	15.5
Dealer Holdback payments	47.2	—	47.2	—	—	—	47.2	—	47.2
Transfers (3)	(17.6)	17.6	—	4.2	(4.2)	—	(13.4)	13.4	—
Write-offs	(100.9)	(225.1)	(326.0)	100.9	225.1	326.0	—	—	—
Recoveries (4)	0.4	0.7	1.1	(0.4)	(0.7)	(1.1)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$5,832.9	$3,357.7	$9,190.6	$(1,844.8)	$(1,022.1)	$(2,866.9)	$3,988.1	$2,335.6	$6,323.7

	For the Three Months Ended June 30, 2021
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,933.5	$4,224.5	$10,158.0	$(1,727.6)	$(1,555.1)	$(3,282.7)	$4,205.9	$2,669.4	$6,875.3
Finance charges	351.7	286.4	638.1	(103.1)	(89.6)	(192.7)	248.6	196.8	445.4
Provision for credit losses	—	—	—	27.2	3.3	30.5	27.2	3.3	30.5
New Consumer Loan assignments (1)	511.6	287.6	799.2	—	—	—	511.6	287.6	799.2
Collections (2)	(897.4)	(543.6)	(1,441.0)	—	—	—	(897.4)	(543.6)	(1,441.0)
Accelerated Dealer Holdback payments	16.2	—	16.2	—	—	—	16.2	—	16.2
Dealer Holdback payments	40.4	—	40.4	—	—	—	40.4	—	40.4
Transfers (3)	(26.3)	26.3	—	7.6	(7.6)	—	(18.7)	18.7	—
Write-offs	(63.4)	(184.6)	(248.0)	63.4	184.6	248.0	—	—	—
Recoveries (4)	0.9	0.6	1.5	(0.9)	(0.6)	(1.5)	—	—	—
Deferral of Loan origination costs	2.1	—	2.1	—	—	—	2.1	—	2.1
Balance, end of period	$5,869.3	$4,097.2	$9,966.5	$(1,733.4)	$(1,465.0)	$(3,198.4)	$4,135.9	$2,632.2	$6,768.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	For the Six Months Ended June 30, 2022
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,655.1	$3,694.7	$9,349.8	$(1,767.8)	$(1,245.7)	$(3,013.5)	$3,887.3	$2,449.0	$6,336.3
Finance charges	679.3	519.8	1,199.1	(212.0)	(137.4)	(349.4)	467.3	382.4	849.7
Provision for credit losses	—	—	—	(74.8)	(96.0)	(170.8)	(74.8)	(96.0)	(170.8)
New Consumer Loan assignments (1)	1,320.0	578.4	1,898.4	—	—	—	1,320.0	578.4	1,898.4
Collections (2)	(1,698.8)	(1,010.8)	(2,709.6)	—	—	—	(1,698.8)	(1,010.8)	(2,709.6)
Accelerated Dealer Holdback payments	24.9	—	24.9	—	—	—	24.9	—	24.9
Dealer Holdback payments	90.4	—	90.4	—	—	—	90.4	—	90.4
Transfers (3)	(43.2)	43.2	—	10.6	(10.6)	—	(32.6)	32.6	—
Write-offs	(199.7)	(469.1)	(668.8)	199.7	469.1	668.8	—	—	—
Recoveries (4)	0.5	1.5	2.0	(0.5)	(1.5)	(2.0)	—	—	—
Deferral of Loan origination costs	4.4	—	4.4	—	—	—	4.4	—	4.4
Balance, end of period	$5,832.9	$3,357.7	$9,190.6	$(1,844.8)	$(1,022.1)	$(2,866.9)	$3,988.1	$2,335.6	$6,323.7

	For the Six Months Ended June 30, 2021
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,869.6	$4,255.2	$10,124.8	$(1,702.1)	$(1,634.8)	$(3,336.9)	$4,167.5	$2,620.4	$6,787.9
Finance charges	695.9	561.6	1,257.5	(204.8)	(182.4)	(387.2)	491.1	379.2	870.3
Provision for credit losses	—	—	—	27.3	(18.1)	9.2	27.3	(18.1)	9.2
New Consumer Loan assignments (1)	1,158.7	672.8	1,831.5	—	—	—	1,158.7	672.8	1,831.5
Collections (2)	(1,773.2)	(1,067.9)	(2,841.1)	—	—	—	(1,773.2)	(1,067.9)	(2,841.1)
Accelerated Dealer Holdback payments	26.6	—	26.6	—	—	—	26.6	—	26.6
Dealer Holdback payments	79.4	—	79.4	—	—	—	79.4	—	79.4
Transfers (3)	(66.9)	66.9	—	21.1	(21.1)	—	(45.8)	45.8	—
Write-offs	(126.2)	(392.6)	(518.8)	126.2	392.6	518.8	—	—	—
Recoveries (4)	1.1	1.2	2.3	(1.1)	(1.2)	(2.3)	—	—	—
Deferral of Loan origination costs	4.3	—	4.3	—	—	—	4.3	—	4.3
Balance, end of period	$5,869.3	$4,097.2	$9,966.5	$(1,733.4)	$(1,465.0)	$(3,198.4)	$4,135.9	$2,632.2	$6,768.1

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

(In millions)	For the Three Months Ended June 30, 2022
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$45.6	$51.9	$97.5
Forecast changes	27.7	22.3	50.0
Total	$73.3	$74.2	$147.5

(In millions)	For the Three Months Ended June 30, 2021
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$36.5	$55.1	$91.6
Forecast changes	(63.7)	(58.4)	(122.1)
Total	$(27.2)	$(3.3)	$(30.5)

(In millions)	For the Six Months Ended June 30, 2022
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$93.1	$107.0	$200.1
Forecast changes	(18.3)	(11.0)	(29.3)
Total	$74.8	$96.0	$170.8

(In millions)	For the Six Months Ended June 30, 2021
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$91.2	$132.2	$223.4
Forecast changes	(118.5)	(114.1)	(232.6)
Total	$(27.3)	$18.1	$(9.2)

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

(In millions)	For the Three Months Ended June 30, 2022
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,045.4	$572.3	$1,617.7
Expected net cash flows at the time of assignment (2)	951.4	393.4	1,344.8
Loans receivable at the time of assignment (3)	686.2	288.7	974.9

Provision for credit losses expense at the time of assignment	$(45.6)	$(51.9)	$(97.5)
Expected future finance charges at the time of assignment (4)	310.8	156.6	467.4
Expected net Loan income at the time of assignment (5)	$265.2	$104.7	$369.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended June 30, 2021
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$802.8	$607.1	$1,409.9
Expected net cash flows at the time of assignment (2)	724.6	405.1	1,129.7
Loans receivable at the time of assignment (3)	511.6	287.6	799.2

Provision for credit losses expense at the time of assignment	$(36.5)	$(55.1)	$(91.6)
Expected future finance charges at the time of assignment (4)	249.5	172.6	422.1
Expected net Loan income at the time of assignment (5)	$213.0	$117.5	$330.5

(In millions)	For the Six Months Ended June 30, 2022
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,017.2	$1,150.1	$3,167.3
Expected net cash flows at the time of assignment (2)	1,830.8	784.7	2,615.5
Loans receivable at the time of assignment (3)	1,320.0	578.4	1,898.4

Provision for credit losses expense at the time of assignment	$(93.1)	$(107.0)	$(200.1)
Expected future finance charges at the time of assignment (4)	603.9	313.3	917.2
Expected net Loan income at the time of assignment (5)	$510.8	$206.3	$717.1

(In millions)	For the Six Months Ended June 30, 2021
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,820.3	$1,439.2	$3,259.5
Expected net cash flows at the time of assignment (2)	1,636.0	949.4	2,585.4
Loans receivable at the time of assignment (3)	1,158.7	672.8	1,831.5

Provision for credit losses expense at the time of assignment	$(91.2)	$(132.2)	$(223.4)
Expected future finance charges at the time of assignment (4)	568.5	408.8	977.3
Expected net Loan income at the time of assignment (5)	$477.3	$276.6	$753.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended June 30, 2022
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,321.3	$3,675.9	$8,997.2
New Consumer Loan assignments (1)	951.4	393.4	1,344.8
Realized net cash flows (2)	(770.1)	(488.6)	(1,258.7)
Forecast changes	(14.0)	(29.4)	(43.4)
Transfers (3)	(20.0)	22.3	2.3
Balance, end of period	$5,468.6	$3,573.6	$9,042.2

(In millions)	For the Three Months Ended June 30, 2021
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,737.4	$4,022.1	$9,759.5
New Consumer Loan assignments (1)	724.6	405.1	1,129.7
Realized net cash flows (2)	(840.8)	(543.6)	(1,384.4)
Forecast changes	32.9	71.6	104.5
Transfers (3)	(27.6)	29.5	1.9
Balance, end of period	$5,626.5	$3,984.7	$9,611.2

(In millions)	For the Six Months Ended June 30, 2022
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,249.7	$3,698.6	$8,948.3
New Consumer Loan assignments (1)	1,830.8	784.7	2,615.5
Realized net cash flows (2)	(1,583.5)	(1,010.8)	(2,594.3)
Forecast changes	19.9	46.9	66.8
Transfers (3)	(48.3)	54.2	5.9
Balance, end of period	$5,468.6	$3,573.6	$9,042.2

(In millions)	For the Six Months Ended June 30, 2021
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,664.3	$3,880.1	$9,544.4
New Consumer Loan assignments (1)	1,636.0	949.4	2,585.4
Realized net cash flows (2)	(1,667.2)	(1,067.9)	(2,735.1)
Forecast changes	59.6	152.3	211.9
Transfers (3)	(66.2)	70.8	4.6
Balance, end of period	$5,626.5	$3,984.7	$9,611.2

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

The following table compares our forecast of Consumer Loan collection rates as of June 30, 2022 with the forecasts as of March 31, 2022, as of December 31, 2021 and at the time of assignment, segmented by year of assignment:

	Total Loans as of June 30, 2022
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2022	March 31, 2022	December 31, 2021	Initial Forecast	March 31, 2022	December 31, 2021	Initial Forecast
2013	73.4%	73.4%	73.4%	72.0%	0.0%	0.0%	1.4%
2014	71.7%	71.6%	71.5%	71.8%	0.1%	0.2%	-0.1%
2015	65.2%	65.2%	65.1%	67.7%	0.0%	0.1%	-2.5%
2016	63.8%	63.8%	63.6%	65.4%	0.0%	0.2%	-1.6%
2017	64.6%	64.6%	64.4%	64.0%	0.0%	0.2%	0.6%
2018	65.1%	65.1%	65.1%	63.6%	0.0%	0.0%	1.5%
2019	66.7%	66.8%	66.5%	64.0%	-0.1%	0.2%	2.7%
2020	68.4%	68.8%	67.9%	63.4%	-0.4%	0.5%	5.0%
2021	67.6%	68.4%	66.5%	66.3%	-0.8%	1.1%	1.3%
2022	67.1%	66.9%	—	67.6%	0.2%	—	-0.5%

	Dealer Loans as of June 30, 2022
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2022	March 31, 2022	December 31, 2021	Initial Forecast	March 31, 2022	December 31, 2021	Initial Forecast
2013	73.4%	73.3%	73.3%	72.1%	0.1%	0.1%	1.3%
2014	71.6%	71.5%	71.4%	71.9%	0.1%	0.2%	-0.3%
2015	64.5%	64.5%	64.4%	67.5%	0.0%	0.1%	-3.0%
2016	63.0%	63.0%	62.8%	65.1%	0.0%	0.2%	-2.1%
2017	64.0%	63.9%	63.8%	63.8%	0.1%	0.2%	0.2%
2018	64.6%	64.6%	64.6%	63.6%	0.0%	0.0%	1.0%
2019	66.4%	66.5%	66.2%	63.9%	-0.1%	0.2%	2.5%
2020	68.3%	68.6%	67.6%	63.3%	-0.3%	0.7%	5.0%
2021	67.4%	68.2%	66.2%	66.3%	-0.8%	1.2%	1.1%
2022	66.9%	66.9%	—	67.5%	0.0%	—	-0.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Purchased Loans as of June 30, 2022
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2022	March 31, 2022	December 31, 2021	Initial Forecast	March 31, 2022	December 31, 2021	Initial Forecast
2013	74.3%	74.2%	74.2%	71.6%	0.1%	0.1%	2.7%
2014	72.5%	72.4%	72.4%	70.9%	0.1%	0.1%	1.6%
2015	68.9%	68.9%	68.9%	68.5%	0.0%	0.0%	0.4%
2016	66.1%	66.1%	65.8%	66.5%	0.0%	0.3%	-0.4%
2017	66.3%	66.1%	66.0%	64.6%	0.2%	0.3%	1.7%
2018	66.3%	66.3%	66.4%	63.5%	0.0%	-0.1%	2.8%
2019	67.3%	67.3%	67.2%	64.2%	0.0%	0.1%	3.1%
2020	68.6%	69.0%	68.4%	63.6%	-0.4%	0.2%	5.0%
2021	68.0%	68.8%	67.1%	66.3%	-0.8%	0.9%	1.7%
2022	67.6%	67.2%	—	67.7%	0.4%	—	-0.1%

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

We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of June 30, 2022 and December 31, 2021, segmented by year of assignment:

(In millions)	Total Loans as of June 30, 2022 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and Prior	$51.6	$23.0	$93.5	$174.9	$343.0
2018	270.7	112.4	267.6	19.0	669.7
2019	715.4	292.2	474.8	3.4	1,485.8
2020	1,091.8	428.6	417.2	0.1	1,937.7
2021	1,770.5	572.3	274.9	—	2,617.7
2022	1,853.9	272.9	9.9	—	2,136.7
	$5,753.9	$1,701.4	$1,537.9	$197.4	$9,190.6

(In millions)	Dealer Loans as of June 30, 2022 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and Prior	$23.9	$10.7	$42.0	$112.9	$189.5
2018	134.9	54.8	131.3	11.5	332.5
2019	343.5	139.7	224.4	2.2	709.8
2020	693.1	263.3	257.1	0.1	1,213.6
2021	1,226.1	391.5	186.1	—	1,803.7
2022	1,373.5	202.8	7.5	—	1,583.8
	$3,795.0	$1,062.8	$848.4	$126.7	$5,832.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Purchased Loans as of June 30, 2022 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and Prior	$27.7	$12.3	$51.5	$62.0	$153.5
2018	135.8	57.6	136.3	7.5	337.2
2019	371.9	152.5	250.4	1.2	776.0
2020	398.7	165.3	160.1	—	724.1
2021	544.4	180.8	88.8	—	814.0
2022	480.4	70.1	2.4	—	552.9
	$1,958.9	$638.6	$689.5	$70.7	$3,357.7

(In millions)	Total Loans as of December 31, 2021 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$7.4	$3.4	$38.6	$117.5	$166.9
2017	93.4	35.0	155.7	34.5	318.6
2018	452.4	169.9	395.1	6.7	1,024.1
2019	1,085.4	410.7	580.8	1.1	2,078.0
2020	1,586.4	538.6	405.5	—	2,530.5
2021	2,555.5	554.5	121.7	—	3,231.7
	$5,780.5	$1,712.1	$1,697.4	$159.8	$9,349.8

(In millions)	Dealer Loans as of December 31, 2021 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$2.5	$1.1	$12.8	$82.2	$98.6
2017	44.9	16.8	75.2	21.8	158.7
2018	228.7	84.0	195.9	4.2	512.8
2019	530.7	194.2	276.3	0.7	1,001.9
2020	1,025.5	337.9	254.0	—	1,617.4
2021	1,800.5	382.8	82.4	—	2,265.7
	$3,632.8	$1,016.8	$896.6	$108.9	$5,655.1

(In millions)	Purchased Loans as of December 31, 2021 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$4.9	$2.3	$25.8	$35.3	$68.3
2017	48.5	18.2	80.5	12.7	159.9
2018	223.7	85.9	199.2	2.5	511.3
2019	554.7	216.5	304.5	0.4	1,076.1
2020	560.9	200.7	151.5	—	913.1
2021	755.0	171.7	39.3	—	966.0
	$2,147.7	$695.3	$800.8	$50.9	$3,694.7

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

The removal of the COVID forecast adjustment and the implementation of the enhanced forecasting methodology during the first quarter of 2022 impacted forecasted net cash flows and provision for credit losses as follows:

(In millions)	Increase / (Decrease) in
Forecasting Methodology Changes	Forecasted Net Cash Flows	Provision for Credit Losses
Removal of COVID forecast adjustment	$149.5	$(118.5)
Implementation of enhanced forecasting methodology	(53.8)	47.9
Total	$95.7	$(70.6)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net assumed written premiums	$19.1	$15.1	$36.8	$33.8
Net premiums earned	15.4	15.8	29.2	30.2
Provision for claims	12.2	10.3	21.1	19.3
Amortization of capitalized acquisition costs	0.4	0.4	0.8	0.8

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	June 30, 2022	December 31, 2021
Trust assets	Restricted cash and cash equivalents	$1.0	$0.3
Trust assets	Restricted securities available for sale	66.0	62.1
Unearned premium	Accounts payable and accrued liabilities	52.2	44.6
Claims reserve (1)	Accounts payable and accrued liabilities	2.9	2.4

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Ancillary product profit sharing	$12.9	$7.2	$27.6	$15.4
Remarketing fees	1.9	1.9	3.9	4.1
Dealer enrollment fees	0.7	0.7	1.1	1.1
Interest	0.7	0.4	1.0	0.7
Dealer support products and services	0.2	0.3	0.6	0.7
Other	—	—	—	0.2
Total	$16.4	$10.5	$34.2	$22.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended June 30, 2022
	Ancillary product profit sharing	Remarketing fees	Dealer enrollment fees	Interest	Dealer support products and services	Total Other Income
Source of income
Third Party Providers	$12.9	$—	$—	$0.7	$—	$13.6
Dealers	—	1.9	0.7	—	0.2	2.8
Total	$12.9	$1.9	$0.7	0.7	$0.2	$16.4

Timing of revenue recognition
Over time	$12.9	$—	$0.7	$0.7	$—	$14.3
At a point in time	—	1.9	—	—	0.2	2.1
Total	$12.9	$1.9	$0.7	0.7	$0.2	$16.4

(In millions)	For the Six Months Ended June 30, 2022
	Ancillary product profit sharing	Remarketing fees	Dealer enrollment fees	Interest	Dealer support products and services	Total Other Income
Source of income
Third Party Providers	$27.6	$—	$—	$1.0	$—	$28.6
Dealers	—	3.9	1.1	—	0.6	5.6
Total	$27.6	$3.9	$1.1	$1.0	$0.6	$34.2

Timing of revenue recognition
Over time	$27.6	$—	$1.1	$1.0	$—	$29.7
At a point in time	—	3.9	—	—	0.6	4.5
Total	$27.6	$3.9	$1.1	$1.0	$0.6	$34.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
9.           DEBT

Debt consists of the following:

(In millions)	As of June 30, 2022
	Principal Outstanding	Unamortized Debt Issuance Costs	Carrying Amount
Revolving secured line of credit (1)	$220.7	$—	$220.7
Secured financing (2)	3,786.4	(17.5)	3,768.9
Senior notes	800.0	(6.6)	793.4
Mortgage note	9.2	—	9.2
Total debt	$4,816.3	$(24.1)	$4,792.2

(In millions)	As of December 31, 2021
	Principal Outstanding	Unamortized Debt Issuance Costs	Carrying Amount
Revolving secured line of credit (1)	$2.6	$—	$2.6
Secured financing (2)	3,830.4	(18.9)	3,811.5
Senior notes	800.0	(7.5)	792.5
Mortgage note	9.7	—	9.7
Total debt	$4,642.7	$(26.4)	$4,616.3

(1)Excludes deferred debt issuance costs of $4.7 million and $3.6 million as of June 30, 2022 and December 31, 2021, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of June 30, 2022 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount		Interest Rate Basis as of June 30, 2022
Revolving Secured Line of Credit	n/a	06/22/2025		$410.0	(1)	At our option, either the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	04/30/2024	(3)	400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	05/20/2025	(3)	300.0		The Secured Overnight Financing Rate (SOFR) plus 221.4 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/18/2023	(5)	125.0		LIBOR plus 225 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2024	(3)	75.0		LIBOR plus 200 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/01/2024	(3)	200.0		LIBOR plus 190 basis points (4)
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/2022	(6)	500.0		Fixed rate
Term ABS 2019-3 (2)	Credit Acceptance Funding LLC 2019-3	11/15/2021	(3)	351.7		Fixed rate
Term ABS 2020-1 (2)	Credit Acceptance Funding LLC 2020-1	02/15/2022	(3)	500.0		Fixed rate
Term ABS 2020-2 (2)	Credit Acceptance Funding LLC 2020-2	07/15/2022	(3)	481.8		Fixed rate
Term ABS 2020-3 (2)	Credit Acceptance Funding LLC 2020-3	10/17/2022	(3)	600.0		Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/15/2023	(3)	100.0		LIBOR plus 198.5 basis points (4)
Term ABS 2021-2 (2)	Credit Acceptance Funding LLC 2021-2	02/15/2023	(3)	500.0		Fixed rate
Term ABS 2021-3 (2)	Credit Acceptance Funding LLC 2021-3	05/15/2023	(3)	450.0		Fixed rate
Term ABS 2021-4 (2)	Credit Acceptance Funding LLC 2021-4	10/16/2023	(3)	250.1		Fixed rate
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/2024	(3)	$350.0		Fixed rate
2024 Senior Notes	n/a	12/31/2024		400.0		Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0		Fixed rate
Mortgage Note (2)	Chapter 4 Properties, LLC	08/06/2023		12.0		LIBOR plus 150 basis points

(1)The amount of the facility will decrease by $25.0 million on June 22, 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revolving Secured Line of Credit
Maximum outstanding principal balance	$379.7	$129.4	$379.7	$216.0
Average outstanding principal balance	242.7	11.0	144.6	39.8
Warehouse Facility II
Maximum outstanding principal balance	201.0	201.0	201.0	201.0
Average outstanding principal balance	167.9	4.4	88.8	23.5
Warehouse Facility IV
Maximum outstanding principal balance	43.8	—	43.8	—
Average outstanding principal balance	17.2	—	8.6	—
Warehouse Facility V
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility VI
Maximum outstanding principal balance	50.0	—	50.0	—
Average outstanding principal balance	1.1	—	0.6	—
Warehouse Facility VIII
Maximum outstanding principal balance	48.2	—	48.2	—
Average outstanding principal balance	18.9	—	9.5	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2022	December 31, 2021
Revolving Secured Line of Credit
Principal balance outstanding	$220.7	$2.6
Amount available for borrowing (1)	189.3	432.4
Interest rate	3.48%	1.98%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	2.0	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	125.0	125.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$50.0	$—
Amount available for borrowing (1)	25.0	75.0
Loans pledged as collateral	61.1	—
Restricted cash and cash equivalents pledged as collateral	2.2	—
Interest rate	3.06%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	0.5	—
Interest rate	—%	—%
Term ABS 2019-1
Principal balance outstanding	$—	$124.6
Loans pledged as collateral	—	292.4
Restricted cash and cash equivalents pledged as collateral	—	31.8
Interest rate	—%	3.86%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	581.3	582.1
Restricted cash and cash equivalents pledged as collateral	52.4	50.7
Interest rate	3.13%	3.13%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2019-3
Principal balance outstanding	$171.9	$323.9
Loans pledged as collateral	275.9	382.9
Restricted cash and cash equivalents pledged as collateral	30.9	36.5
Interest rate	2.75%	2.58%
Term ABS 2020-1
Principal balance outstanding	$332.6	$500.0
Loans pledged as collateral	485.6	591.6
Restricted cash and cash equivalents pledged as collateral	48.5	51.9
Interest rate	2.26%	2.18%
Term ABS 2020-2
Principal balance outstanding	$481.8	$481.8
Loans pledged as collateral	570.7	579.5
Restricted cash and cash equivalents pledged as collateral	53.0	50.1
Interest rate	1.65%	1.65%
Term ABS 2020-3
Principal balance outstanding	$600.0	$600.0
Loans pledged as collateral	696.3	688.1
Restricted cash and cash equivalents pledged as collateral	60.1	58.4
Interest rate	1.44%	1.44%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	124.4	143.7
Restricted cash and cash equivalents pledged as collateral	9.7	10.2
Interest rate	3.32%	2.10%
Term ABS 2021-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	583.7	618.7
Restricted cash and cash equivalents pledged as collateral	48.9	49.2
Interest rate	1.12%	1.12%
Term ABS 2021-3
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	556.2	619.8
Restricted cash and cash equivalents pledged as collateral	44.0	46.5
Interest rate	1.14%	1.14%
Term ABS 2021-4
Principal balance outstanding	$250.1	$250.1
Loans pledged as collateral	282.1	281.2
Restricted cash and cash equivalents pledged as collateral	23.9	22.1
Interest rate	1.44%	1.44%
Term ABS 2022-1
Principal balance outstanding	$350.0	$—
Loans pledged as collateral	436.4	—
Restricted cash and cash equivalents pledged as collateral	47.6	—
Interest rate	5.03%	—%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
Mortgage Note
Principal balance outstanding	$9.2	$9.7
Interest rate	2.56%	1.60%
(1)Availability may be limited by the amount of assets pledged as collateral.

Revolving Secured Line of Credit Facility

We have a $410.0 million revolving secured line of credit facility with a commercial bank syndicate. The amount of the facility will decrease by $25.0 million on June 22, 2023. Borrowings under the revolving secured line of credit facility, including any letters of credit issued under the facility, are subject to a borrowing-base limitation. This limitation equals 80% of the value of Loans, as defined in the agreement, less a hedging reserve (not exceeding $1.0 million), and the amount of other debt secured by the collateral which secures the revolving secured line of credit facility. Borrowings under the revolving secured line of credit facility agreement are secured by a lien on most of our assets.

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

The subsidiaries pay us a monthly servicing fee equal to either 4% or 6%, depending upon the facility, of the collections received with respect to the contributed Loans. The servicing fee is paid out of the collections. Except for the servicing fee and holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary is entitled to any collections remaining after the payment of interest, certain other transaction expenses and any amounts necessary to satisfy the borrowing base requirements of the facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than those of Term ABS 2019-2 and 2021-1, contributed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2 and 2021-1 transactions pledged the Loans to their respective lenders. The Term ABS 2019-3, 2020-1, 2020-2, 2020-3, 2021-2, 2021-3 and 2021-4 transactions each consist of three classes of notes, while Term ABS 2022-1 consists of four classes of notes.

Each financing at the time of issuance has a specified revolving period during which we are likely to contribute additional Loans to each Funding LLC. Each Funding LLC (other than those of Term ABS 2019-2 and 2021-1) will then contribute the Loans to its respective trust.  At the end of the applicable revolving period, the debt outstanding under each financing will begin to amortize.

The financings create indebtedness for which the trusts or Funding LLCs are liable and which is secured by all the assets of each trust or Funding LLC. Such indebtedness is non-recourse to us, even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs. Because the Funding LLCs are organized as legal entities separate from us, their assets (including the contributed Loans) are not available to our creditors. We receive a monthly servicing fee on each financing equal to either 4% or 6%, depending upon the financing, of the collections received with respect to the contributed Loans. The fee is paid out of the collections. Except for the servicing fee and Dealer Holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain any collections remaining after payment of interest, certain other transaction expenses and any amounts necessary to satisfy the borrowing base requirements of the facility. However, in our capacity as servicer of the Loans, we do have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances. For those Funding LLCs with a trust, when the trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. For all Funding LLCs, after the indebtedness is paid in full, any remaining collections will ultimately be available to be distributed to us as the sole member of the respective Funding LLC.

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2019-2	August 28, 2019	$625.1	Through August 15, 2022
Term ABS 2019-3	November 21, 2019	439.6	Through November 15, 2021
Term ABS 2020-1	February 20, 2020	625.1	Through February 15, 2022
Term ABS 2020-2	July 23, 2020	602.3	Through July 15, 2022
Term ABS 2020-3	October 22, 2020	750.1	Through October 17, 2022
Term ABS 2021-1	January 29, 2021	125.1	Through February 15, 2023
Term ABS 2021-2	February 18, 2021	625.1	Through February 15, 2023
Term ABS 2021-3	May 20, 2021	562.6	Through May 15, 2023
Term ABS 2021-4	October 28, 2021	312.6	Through October 16, 2023
Term ABS 2022-1	June 16, 2022	437.6	Through June 17, 2024

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

Debt Covenants

As of June 30, 2022, we were in compliance with our covenants under the revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, for one of our Warehouse facilities, we must maintain consolidated net income, as defined in the agreement, of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the contributed assets.

Our Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of June 30, 2022, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of June 30, 2022 and December 31, 2021:

(Dollars in millions)
As of June 30, 2022
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

(1)Rate excludes the spread over the corresponding benchmark rate.

The interest rate caps have not been designated as hedging instruments. As of June 30, 2022 and December 31, 2021, the interest rate caps had a fair value of $1.6 million and $0.2 million, respectively, as the capped rates were significantly above market rates. The increase in fair value from December 31, 2021 was the result of an increase in market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes	3.0%	3.0%	3.0%	2.9%
Excess tax benefits from stock-based compensation	-0.1%	—%	-0.1%	-0.2%
Other	0.5%	—%	0.7%	0.1%
Effective income tax rate	24.4%	24.0%	24.6%	23.8%

Other

Other items impacting our effective income tax rate primarily consist of non-deductible executive compensation expenses. The impact of other items on our effective income tax rate for the three and six months ended June 30, 2022 increased from the same periods in 2021 primarily due to an increase in non-deductible executive compensation, which was primarily the result of stock options granted under our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”). For additional information, see Note 14.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares outstanding:
Common shares	13,069,364	16,424,346	13,483,613	16,570,985
Vested restricted stock units	366,143	365,843	366,098	353,029
Basic number of weighted average shares outstanding	13,435,507	16,790,189	13,849,711	16,924,014
Dilutive effect of restricted stock, restricted stock units and stock options	82,472	4,090	77,661	20,886
Dilutive number of weighted average shares outstanding	13,517,979	16,794,279	13,927,372	16,944,900

For the three and six months ended June 30, 2022, there were 67,264 and 56,492 stock options outstanding, respectively, that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2022, there were no shares of restricted stock or restricted stock units outstanding that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2021, there were no stock options, shares of restricted stock or restricted stock units outstanding that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

13.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three and six months ended June 30, 2022 and 2021:

(Dollars in millions)	For the Three Months Ended June 30,
	2022		2021
	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	403,953	$229.7	598,163	$254.5

(Dollars in millions)	For the Six Months Ended June 30,
	2022		2021
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	1,205,943	$651.7	984,505	$387.0
Other (2)	1,745	1.0	7,066	2.7
Total	1,207,688	$652.7	991,571	$389.7

(1)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 or otherwise. On September 28, 2021, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of June 30, 2022, we had authorization to repurchase 419,607 shares of our common stock.
(2)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$8.5	$—	$17.0	$—
Restricted stock units	0.6	(2.6)	1.2	(1.9)
Restricted stock	—	(8.3)	—	(7.9)
Total	$9.1	$(10.9)	$18.2	$(9.8)

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

We expect to recognize the future stock-based compensation expense as follows:

(in millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2022	$18.2
2023	35.7
2024	34.9
2025	4.7
2026	0.5
Total	$94.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

On October 2, 2020, a shareholder filed a putative class action complaint against the Company, its Chief Executive Officer (now former Chief Executive Officer), and its Chief Financial Officer (now Chief Executive Officer) in the United States District Court for the Eastern District of Michigan, Southern Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding the Company and its business, and seeking class certification, unspecified damages plus interest and attorney and expert witness fees and other costs on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired Credit Acceptance common stock from November 1, 2019 through August 28, 2020. On May 28, 2021, the court issued an opinion and order appointing lead plaintiff and lead counsel. On July 22, 2021, the lead plaintiffs filed an amended complaint asserting similar violations, seeking similar relief and expanding the putative class to include all persons and entities (subject to specified exceptions) that purchased or otherwise acquired Credit Acceptance common stock from May 4, 2018 through August 28, 2020. On June 14, 2022, the Company reached an agreement in principle to settle this putative class action. The agreement in principle contemplates an aggregate cash payment by the Company of $12.0 million to settle claims brought on behalf of all persons and entities that purchased or otherwise acquired Credit Acceptance common stock from May 4, 2018 through August 28, 2020. The parties have agreed to negotiate in good faith to execute a definitive stipulation of settlement to be filed with the court, which the Company anticipates will provide for a full release of all claims against all defendants, including the Company and its officers, and expressly deny any liability, wrongdoing or responsibility by any of the defendants. The definitive stipulation of settlement will be subject to approval by the court, which process may take several months. Upon final approval of the settlement, the litigation would be dismissed with prejudice. There can be no assurance that the litigation will be finally resolved in accordance with the agreement in principle. We have estimated a probable loss of $12.0 million, all of which was recognized as a contingent loss during the second quarter of 2022.

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

For the three months ended June 30, 2022, consolidated net income was $107.4 million, or $7.94 per diluted share, compared to consolidated net income of $288.6 million, or $17.18 per diluted share, for the same period in 2021, primarily due to increases in provision for credit losses and operating expenses and a decrease in finance charges. Our results for the three months ended June 30, 2022 included:
•A decrease in forecasted collection rates for Consumer Loans assigned in 2020 through 2022, which decreased forecasted net cash flows from our Loan portfolio by $43.4 million.
•Forecasted profitability per Consumer Loan assignment that has significantly exceeded our initial estimates for Consumer Loans assigned in 2018 through 2021.
•Growth in Consumer Loan assignment volume, as unit and dollar volumes grew 5.1% and 22.0%, respectively, as compared to the second quarter of 2021.
•Stock repurchases of approximately 404,000 shares, which represented 3.0% of the shares outstanding at the beginning of the quarter.
•A $12.0 million expense related to an agreement in principle to settle a previously-disclosed putative class action lawsuit, and a $20.0 million increase in stock-based compensation expense primarily due to the retirement of our former Chief Executive Officer in May 2021 and the timing of shareholder approval for 2020 and 2021 stock option grants.

For the six months ended June 30, 2022, consolidated net income was $321.7 million, or $23.10 per diluted share, compared to consolidated net income of $490.7 million, or $28.96 per diluted share, for the same period in 2021, primarily due to increases in provision for credit losses and operating expenses and a decrease in finance charges. Our results for the six months ended June 30, 2022 included:
•An increase in forecasted collection rates for Consumer Loans assigned in 2014, 2016, 2017 and 2019 through 2021 and a decrease in forecasted collection rates for Consumer Loans assigned in 2022, which increased forecasted net cash flows from our Loan portfolio by $66.8 million.
•Forecasted profitability per Consumer Loan assignment that has significantly exceeded our initial estimates for Consumer Loans assigned in 2018 through 2021.
•A decline in Consumer Loan assignment unit volume of 10.5%, while dollar volume grew 3.7%, as compared to the same period in 2021.
•Stock repurchases of approximately 1.2 million shares, which represented 8.5% of the shares outstanding at the beginning of the year.
•A $12.0 million expense compared to a $27.2 million expense in the prior year related to previously-disclosed legal matters, and a $28.0 million increase in stock-based compensation expense primarily due to the retirement of our former Chief Executive Officer in May 2021 and the timing of shareholder approval for 2020 and 2021 stock option grants.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of June 30, 2022 with the forecasts as of March 31, 2022, as of December 31, 2021 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2022	March 31, 2022	December 31, 2021	Initial Forecast	March 31, 2022	December 31, 2021	Initial Forecast
2013	73.4%	73.4%	73.4%	72.0%	0.0%	0.0%	1.4%
2014	71.7%	71.6%	71.5%	71.8%	0.1%	0.2%	-0.1%
2015	65.2%	65.2%	65.1%	67.7%	0.0%	0.1%	-2.5%
2016	63.8%	63.8%	63.6%	65.4%	0.0%	0.2%	-1.6%
2017	64.6%	64.6%	64.4%	64.0%	0.0%	0.2%	0.6%
2018	65.1%	65.1%	65.1%	63.6%	0.0%	0.0%	1.5%
2019	66.7%	66.8%	66.5%	64.0%	-0.1%	0.2%	2.7%
2020	68.4%	68.8%	67.9%	63.4%	-0.4%	0.5%	5.0%
2021	67.6%	68.4%	66.5%	66.3%	-0.8%	1.1%	1.3%
2022 (2)	67.1%	66.9%	—	67.6%	0.2%	—	-0.5%
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
(2)The forecasted collection rate for 2022 Consumer Loans as of June 30, 2022 includes both Consumer Loans that were in our portfolio as of March 31, 2022 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2022 Consumer Loan Assignment Period	June 30, 2022	March 31, 2022	Initial Forecast	March 31, 2022	Initial Forecast
January 1, 2022 through March 31, 2022	66.4%	66.9%	67.2%	-0.5%	-0.8%
April 1, 2022 through June 30, 2022	67.8%	—	68.0%	—	-0.2%

Consumer Loans assigned in 2013 and 2018 through 2021 have yielded forecasted collection results significantly better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results significantly worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates. For the three months ended June 30, 2022, forecasted collection rates declined for Consumer Loans assigned in 2020 through 2022 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the six months ended June 30, 2022, forecasted collection rates improved for Consumer Loans assigned in 2014, 2016, 2017 and 2019 through 2021, declined for Consumer Loans assigned in 2022, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three and six months ended June 30, 2022 and 2021 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Increase (Decrease) in Forecasted Net Cash Flows	2022	2021	2022	2021
Dealer Loans	$(14.0)	$32.9	$19.9	$59.6
Purchased Loans	(29.4)	71.6	46.9	152.3
Total	$(43.4)	$104.5	$66.8	$211.9

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

The removal of the COVID forecast adjustment and the implementation of the enhanced forecasting methodology during the first quarter of 2022 impacted forecasted net cash flows and provision for credit losses as follows:

(In millions)	Increase / (Decrease) in
Forecasting Methodology Changes	Forecasted Net Cash Flows	Provision for Credit Losses
Removal of COVID forecast adjustment	$149.5	$(118.5)
Implementation of enhanced forecasting methodology	(53.8)	47.9
Total	$95.7	$(70.6)

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2013	$15,445	$7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020	24,262	10,656	59
2021	25,632	11,790	59
2022 (3)	27,118	12,995	59

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
(3)The averages for 2022 Consumer Loans include both Consumer Loans that were in our portfolio as of March 31, 2022 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2022 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2022 through March 31, 2022	$26,504	$12,677	58
April 1, 2022 through June 30, 2022	27,731	13,312	60

Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2022. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of June 30, 2022
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2013	73.4%	47.6%	25.8%	99.7%
2014	71.7%	47.7%	24.0%	99.4%
2015	65.2%	44.5%	20.7%	98.9%
2016	63.8%	43.8%	20.0%	98.1%
2017	64.6%	43.2%	21.4%	95.7%
2018	65.1%	43.5%	21.6%	88.9%
2019	66.7%	44.0%	22.7%	77.1%
2020	68.4%	43.9%	24.5%	59.6%
2021	67.6%	46.0%	21.6%	33.8%
2022 (3)	67.1%	47.9%	19.2%	6.4%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Presented as a percentage of total forecasted collections.
(3)The forecasted collection rate, advance rate and spread for 2022 Consumer Loans as of June 30, 2022 include both Consumer Loans that were in our portfolio as of March 31, 2022 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates, and spreads for each of these segments:

	As of June 30, 2022
2022 Consumer Loan Assignment Period	Forecasted Collection %	Advance %	Spread %
January 1, 2022 through March 31, 2022	66.4%	47.8%	18.6%
April 1, 2022 through June 30, 2022	67.8%	48.0%	19.8%

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

The spread between the forecasted collection rate and the advance rate has ranged from 19.2% to 25.8%, on an annual basis, over the last 10 years. The spreads in 2019 and 2020 were positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The decrease in the spread from 2021 to 2022 was primarily due to Consumer Loan performance, as the performance of 2021 Consumer Loans has significantly exceeded our initial estimates while the performance of 2022 Consumer Loans has been lower than our initial estimates, and a lower initial spread on 2022 Consumer Loans due to the advance rate increasing by a greater margin than the initial forecast.

The following table compares our forecast of Consumer Loan collection rates as of June 30, 2022 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	June 30, 2022	Initial Forecast	Variance	June 30, 2022	Initial Forecast	Variance
2013	73.4%	72.1%	1.3%	74.3%	71.6%	2.7%
2014	71.6%	71.9%	-0.3%	72.5%	70.9%	1.6%
2015	64.5%	67.5%	-3.0%	68.9%	68.5%	0.4%
2016	63.0%	65.1%	-2.1%	66.1%	66.5%	-0.4%
2017	64.0%	63.8%	0.2%	66.3%	64.6%	1.7%
2018	64.6%	63.6%	1.0%	66.3%	63.5%	2.8%
2019	66.4%	63.9%	2.5%	67.3%	64.2%	3.1%
2020	68.3%	63.3%	5.0%	68.6%	63.6%	5.0%
2021	67.4%	66.3%	1.1%	68.0%	66.3%	1.7%
2022	66.9%	67.5%	-0.6%	67.6%	67.7%	-0.1%

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of June 30, 2022 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2013	73.4%	47.2%	26.2%	74.3%	51.5%	22.8%
2014	71.6%	47.2%	24.4%	72.5%	51.8%	20.7%
2015	64.5%	43.4%	21.1%	68.9%	50.2%	18.7%
2016	63.0%	42.1%	20.9%	66.1%	48.6%	17.5%
2017	64.0%	42.1%	21.9%	66.3%	45.8%	20.5%
2018	64.6%	42.7%	21.9%	66.3%	45.2%	21.1%
2019	66.4%	43.1%	23.3%	67.3%	45.6%	21.7%
2020	68.3%	43.0%	25.3%	68.6%	45.5%	23.1%
2021	67.4%	45.1%	22.3%	68.0%	47.7%	20.3%
2022	66.9%	47.0%	19.9%	67.6%	50.3%	17.3%

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

The spread on Dealer Loans decreased from 22.3% in 2021 to 19.9% in 2022 primarily as a result of Consumer Loan performance, as the performance of 2021 Consumer Loans in our Dealer Loan portfolio has significantly exceeded our initial estimates while the performance of 2022 Consumer Loans in our Dealer Loan portfolio has been lower than our initial estimates, and a lower initial spread on 2022 Consumer Loans in our Dealer Loan portfolio, due to the advance rate increasing by a greater margin than the initial forecast in our Dealer Loan portfolio. The spread on Purchased Loans decreased from 20.3% in 2021 to 17.3% in 2022 primarily as a result of the performance of the 2021 Consumer Loans in our Purchased Loan portfolio, which has significantly exceeded our initial estimates, and a lower initial spread on 2022 Consumer Loans in our Purchased Loan portfolio, due to the advance rate increasing by a greater margin than the initial forecast in our Purchased Loan portfolio.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 3.2 to 1 as of June 30, 2022. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last six quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2021	-7.5%	-2.2%
June 30, 2021	-28.7%	-20.5%
September 30, 2021	-29.4%	-17.9%
December 31, 2021	-22.6%	-12.7%
March 31, 2022	-22.1%	-10.5%
June 30, 2022	5.1%	22.0%

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

Unit and dollar volumes grew 5.1% and 22.0%, respectively, during the second quarter of 2022 as the number of active Dealers grew 1.9% and the average unit volume per active Dealer grew 2.4%. Unit volume for July 2022 grew 19.3% compared to unit volume for July 2021. The comparable 2021 periods reflected significant declines in unit volume, which we believe were primarily due to low dealer inventories and elevated used vehicle prices, which we believe were primarily due to the downstream impact of supply chain disruptions in the automotive industry. We believe low dealer inventories and elevated used car prices continue to have a negative impact on unit volumes.

Dollar volume grew more than unit volume during the second quarter of 2022 due to an increase in the average advance paid per unit. This increase was the result of increases in both the average size of the Consumer Loans assigned, primarily due to an increase in the average vehicle selling price, and the average advance rate.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Consumer Loan unit volume	73,340	69,809	5.1%	146,456	163,683	-10.5%
Active Dealers (1)	8,494	8,333	1.9%	9,815	10,165	-3.4%
Average volume per active Dealer	8.6	8.4	2.4%	14.9	16.1	-7.5%

Consumer Loan unit volume from Dealers active both periods	60,132	60,572	-0.7%	127,283	147,109	-13.5%
Dealers active both periods	5,890	5,890	—	7,382	7,382	—
Average volume per Dealer active both periods	10.2	10.3	-0.7%	17.2	19.9	-13.5%

Consumer Loan unit volume from Dealers not active both periods	13,208	9,237	43.0%	19,173	16,574	15.7%
Dealers not active both periods	2,604	2,443	6.6%	2,433	2,783	-12.6%
Average volume per Dealer not active both periods	5.1	3.8	34.2%	7.9	6.0	31.7%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Consumer Loan unit volume from new active Dealers	2,328	1,601	45.4%	8,517	7,263	17.3%
New active Dealers (1)	682	449	51.9%	1,370	1,155	18.6%
Average volume per new active Dealer	3.4	3.6	-5.6%	6.2	6.3	-1.6%

Attrition (2)	-13.2%	-15.9%		-10.1%	-11.3%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last six quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2021	65.4%	34.6%	62.7%	37.3%
June 30, 2021	66.9%	33.1%	64.0%	36.0%
September 30, 2021	69.9%	30.1%	66.8%	33.2%
December 31, 2021	71.8%	28.2%	68.0%	32.0%
March 31, 2022	72.7%	27.3%	68.6%	31.4%
June 30, 2022	74.0%	26.0%	70.4%	29.6%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of June 30, 2022 and December 31, 2021, the net Dealer Loans receivable balance was 63.1% and 61.3%, respectively, of the total net Loans receivable balance.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue:
Finance charges	$425.6	$445.4	$(19.8)	-4.4%
Premiums earned	15.4	15.8	(0.4)	-2.5%
Other income	16.4	10.5	5.9	56.2%
Total revenue	457.4	471.7	(14.3)	-3.0%
Costs and expenses:
Salaries and wages (1)	65.4	38.4	27.0	70.3%
General and administrative (1)	32.3	16.9	15.4	91.1%
Sales and marketing (1)	19.0	14.9	4.1	27.5%
Provision for credit losses	147.5	(30.5)	178.0	-583.6%
Interest	38.9	42.0	(3.1)	-7.4%
Provision for claims	12.2	10.3	1.9	18.4%
Total costs and expenses	315.3	92.0	223.3	242.7%
Income before provision for income taxes	142.1	379.7	(237.6)	-62.6%
Provision for income taxes	34.7	91.1	(56.4)	-61.9%
Net income	$107.4	$288.6	$(181.2)	-62.8%
Net income per share:
Basic	$7.99	$17.19	$(9.20)	-53.5%
Diluted	$7.94	$17.18	$(9.24)	-53.8%
Weighted average shares outstanding:
Basic	13,435,507	16,790,189	(3,354,682)	-20.0%
Diluted	13,517,979	16,794,279	(3,276,300)	-19.5%

(1) Operating expenses	$116.7	$70.2	$46.5	66.2%

Finance Charges. The decrease of $19.8 million, or 4.4%, was the result of a decrease in the average net Loans receivable balance, partially offset by an increase in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2022	2021	Change
Average net Loans receivable balance	$6,328.7	$6,856.9	$(528.2)
Average yield on our Loan portfolio	26.9%	26.0%	0.9%

The following table summarizes the impact each component had on the overall decrease in finance charges for the three months ended June 30, 2022:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended June 30, 2022
Due to an increase in the average yield	$14.5
Due to a decrease in the average net Loans receivable balance	(34.3)
Total decrease in finance charges	$(19.8)

The decrease in the average net Loans receivable balance was primarily due to the principal collected on Loans receivable exceeding the dollar volume of new Consumer Loan assignments. The average yield on our Loan portfolio for the three months ended June 30, 2022 increased as compared to the same period in 2021 primarily due to the adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Other Income. The increase of $5.9 million, or 56.2%, was primarily due to an increase in ancillary product profit sharing income primarily due to a decrease in average claim rates on Guaranteed Asset Protection contracts.

Operating Expenses. The increase of $46.5 million, or 66.2%, was primarily due to:
•An increase in salaries and wages expense of $27.0 million, or 70.3%, primarily due to:
•An increase of $20.0 million in stock-based compensation expense, primarily due to:
•An $11.5 million reversal of expense during the second quarter of 2021 due to the forfeiture of unvested restricted stock and restricted stock units upon the retirement of our former Chief Executive Officer in May 2021.
•An increase of $8.5 million primarily related to stock options. From December 2020 through June 2021, we granted stock options, subject to shareholder approval of an amendment to our incentive compensation plan. Because stock-based awards subject to shareholder approval are not considered granted for accounting purposes until that approval is received, no stock-based compensation expense could be recognized with respect to those stock options until we received shareholder approval at the annual meeting on July 21, 2021.
•An increase of $7.0 million, excluding stock-based compensation expense, primarily related to an increase in the number of team members in our technology department.
•An increase in general and administrative expense of $15.4 million, or 91.1%, primarily due to an increase in legal expenses, which included the recognition of a $12.0 million contingent loss during the second quarter of 2022 related to the Company reaching an agreement in principle to settle a previously-disclosed putative class action lawsuit.

Provision for Credit Losses. The increase of $178.0 million, or 583.6%, was primarily due to an increase in provision for credit losses on forecast changes.

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

(In millions)	For the Three Months Ended June 30,
Provision for Credit Losses	2022	2021	Change
New Consumer Loan assignments	$97.5	$91.6	$5.9
Forecast changes	50.0	(122.1)	172.1
Total	$147.5	$(30.5)	$178.0

The increase in provision for credit losses related to forecast changes was primarily due to a decline in Consumer Loan performance during the second quarter of 2022 compared to an improvement in Consumer Loan performance during the second quarter of 2021. During the second quarter of 2022, we reduced our estimate of future net cash flows by $43.4 million to reflect a decline in Consumer Loan performance during the period. During the second quarter of 2021, we increased our estimate of future net cash flows by $104.5 million to reflect an improvement in Consumer Loan performance during the period.

The increase in provision for credit losses related to new Consumer Loan assignments was primarily due to a 5.1% increase in Consumer Loan assignment unit volume.

Interest. The decrease of $3.1 million, or 7.4%, was primarily due to a decrease in our average cost of debt, as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2022	2021	Change
Interest expense	$38.9	$42.0	$(3.1)
Average outstanding debt principal balance (1)	4,795.4	4,780.7	14.7
Average cost of debt	3.2%	3.5%	-0.3%

(1)Includes the unamortized debt discount and excludes deferred debt issuance costs.

The decrease in our average cost of debt was primarily the result of lower interest rates on recently-completed secured financings.

Provision for Income Taxes. For the three months ended June 30, 2022, the effective income tax rate increased to 24.4% from 24.0% for the three months ended June 30, 2021. The increase was primarily due to an increase in non-deductible executive compensation expenses. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue:
Finance charges	$849.7	$870.3	$(20.6)	-2.4%
Premiums earned	29.2	30.2	(1.0)	-3.3%
Other income	34.2	22.2	12.0	54.1%
Total revenue	913.1	922.7	(9.6)	-1.0%
Costs and expenses:
Salaries and wages (1)	129.8	87.7	42.1	48.0%
General and administrative (1)	51.2	63.0	(11.8)	-18.7%
Sales and marketing (1)	38.2	32.1	6.1	19.0%
Provision for credit losses	170.8	(9.2)	180.0	-1,956.5%
Interest	75.4	85.8	(10.4)	-12.1%
Provision for claims	21.1	19.3	1.8	9.3%
Total costs and expenses	486.5	278.7	207.8	74.6%
Income before provision for income taxes	426.6	644.0	(217.4)	-33.8%
Provision for income taxes	104.9	153.3	(48.4)	-31.6%
Net income	$321.7	$490.7	$(169.0)	-34.4%
Net income per share:
Basic	$23.23	$28.99	$(5.76)	-19.9%
Diluted	$23.10	$28.96	$(5.86)	-20.2%
Weighted average shares outstanding:
Basic	13,849,711	16,924,014	(3,074,303)	-18.2%
Diluted	13,927,372	16,944,900	(3,017,528)	-17.8%

(1) Operating expenses	$219.2	$182.8	$36.4	19.9%

Finance Charges. The decrease of $20.6 million, or 2.4%, was primarily the result of a decrease in the average net Loans receivable balance, partially offset by an increase in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Six Months Ended June 30,
	2022	2021	Change
Average net Loans receivable balance	$6,317.7	$6,820.6	$(502.9)
Average yield on our Loan portfolio	26.9%	25.5%	1.4%

The following table summarizes the impact each component had on the overall decrease in finance charges for the six months ended June 30, 2022:

(In millions)	Year over Year Change
Impact on finance charges:	For the Six Months Ended June 30, 2022
Due to an increase in the average yield	$43.6
Due to a decrease in the average net Loans receivable balance	(64.2)
Total decrease in finance charges	$(20.6)

The decrease in the average net Loans receivable balance was primarily due to the principal collected on Loans receivable exceeding the dollar volume of new Consumer Loan assignments. The average yield on our Loan portfolio for the six months ended June 30, 2022 increased as compared to the same period in 2021 primarily due to the adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Operating Expenses. The increase of $36.4 million, or 19.9%, was primarily due to:
•An increase in salaries and wages expense of $42.1 million, or 48.0%, primarily due to:
•An increase of $28.0 million in stock-based compensation expense, primarily related to:
•An increase of $17.0 million primarily related to stock options. From December 2020 through June 2021, we granted stock options, subject to shareholder approval of an amendment to our incentive compensation plan. Because stock-based awards subject to shareholder approval are not considered granted for accounting purposes until that approval is received, no stock-based compensation expense could be recognized with respect to those stock options until we received shareholder approval at the annual meeting on July 21, 2021.
•An $11.5 million reversal of expense during the second quarter of 2021 due to the forfeiture of unvested restricted stock and restricted stock units upon the retirement of our former Chief Executive Officer in May 2021.
•An increase of $14.1 million, excluding stock-based compensation expense, primarily related to increases of $9.7 million for our support function and $4.4 million for our servicing function. The increase in our support function was primarily related to an increase in the number of team members in our technology department.
•A decrease in general and administrative expense of $11.8 million, or 18.7%, primarily due to a decrease in legal expenses. Legal expenses for the six months ended June 30, 2022 included the recognition of a $12.0 million contingent loss related to the Company reaching an agreement in principle to settle a previously-disclosed putative class action lawsuit. Legal expenses for the six months ended June 30, 2021 included a $27.2 million settlement with the Commonwealth of Massachusetts to settle and fully resolve the claims asserted against the Company.

Provision for Credit Losses. The increase of $180.0 million, or 1,956.5%, was due to an increase in provision for credit losses on forecast changes, partially offset by a decrease in provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Six Months Ended June 30,
Provision for Credit Losses	2022	2021	Change
New Consumer Loan assignments	$200.1	$223.4	$(23.3)
Forecast changes	(29.3)	(232.6)	203.3
Total	$170.8	$(9.2)	$180.0

The smaller reversal of provision for credit losses related to forecast changes was primarily due to a smaller improvement in Consumer Loan performance. During the first six months of 2022 and 2021, we increased our estimate of future net cash flows by $66.8 million and $211.9 million, respectively, to reflect improvements in Consumer Loan performance during the periods. The results for the first six months of 2022 include the impact of forecasting methodology changes implemented during the first quarter, which upon implementation increased our estimate of future net cash flows by $95.7 million and reduced our provision for credit losses by $70.6 million. The forecasting methodology changes included the removal of the COVID forecast adjustment from our estimate of future net cash flows and an enhancement to our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

The decrease in provision for credit losses related to new Consumer Loan assignments was primarily due to a 10.5% decrease in Consumer Loan assignment unit volume.

Interest. The decrease of $10.4 million, or 12.1%, was primarily due to a decrease in our average cost of debt, as follows:

(Dollars in millions)	For the Six Months Ended June 30,
	2022	2021	Change
Interest expense	$75.4	$85.8	$(10.4)
Average outstanding debt principal balance (1)	4,704.8	4,755.7	(50.9)
Average cost of debt	3.2%	3.6%	-0.4%

(1)Includes the unamortized debt discount and excludes deferred debt issuance costs.

The decrease in our average cost of debt was primarily the result of lower interest rates on recently-completed secured financings.

Provision for Income Taxes. For the six months ended June 30, 2022, our effective income tax rate increased to 24.6% from 23.8% for the six months ended June 30, 2021. The increase was primarily due to an increase in non-deductible executive compensation expenses. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Properties

The COVID-19 pandemic had a significant impact on our work environment, as the vast majority of our team members began working remotely. Because our remote operations and processes proved successful early on, we now pursue a “remote first” strategy to take advantage of the national talent pool and an increased rate of team member satisfaction. While remote work has become the primary experience for most of our team members, we do have team members that, due to their personal preference or the nature of their responsibilities, have continued to work primarily in one of our office properties. Additionally, we have various on-site meetings, events and team building activities for which in-person attendance is encouraged. Therefore, we believe we will always have a need for some amount of office space.

As a result of the “remote first” strategy, we have excess space in the two office buildings that we own in Southfield, Michigan and the office space that we lease in Henderson, Nevada. Our Henderson lease, which we will not renew, expires in December 2022. We are currently considering options to further reduce our office space, which could result in the sale of one of our buildings. As there is currently a significant amount of unoccupied office space in Southfield, we believe the market value of our buildings and improvements, land and land improvements, and office furniture and equipment is significantly less than their combined carrying value of $40.2 million. If we were to reclassify one of these buildings as held for sale, we would be required to record an impairment charge to reduce the carrying value of the building held for sale to its estimated market value less costs to sell.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of June 30, 2022. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

On June 16, 2022, we completed a $350.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected annualized cost of approximately 5.4% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

On June 16, 2022, we extended the date on which our $300.0 million Warehouse Facility IV will cease to revolve from November 17, 2023 to May 20, 2025.

On June 22, 2022, we extended the maturity of our revolving secured line of credit facility from June 22, 2024 to June 22, 2025. Prior to this amendment, the amount of the facility was set to decrease by $35.0 million on June 22, 2022; however, this amendment increased the amount of the facility by $10.0 million, resulting in a net decrease of $25.0 million, from $435.0 million to $410.0 million. As previously reported, the amount of the facility will further decrease by $25.0 million on June 22, 2023. Additionally, this amendment removed the covenant that required us to maintain consolidated net income of not less than $1 for the two most recently ended fiscal quarters.

Cash and cash equivalents as of June 30, 2022 and December 31, 2021 was $4.1 million and $23.3 million, respectively. As of June 30, 2022 and December 31, 2021, we had $1,239.3 million and $1,532.4 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased to $4,792.2 million as of June 30, 2022 from $4,616.3 million as of December 31, 2021, primarily due to stock repurchases.

A summary of our scheduled principal debt maturities as of June 30, 2022 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2022	$1,034.6
2023	1,626.6
2024	1,243.8
2025	508.2
2026	403.1
Over five years	—
Total	$4,816.3

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

The removal of the COVID forecast adjustment and the implementation of the enhanced forecasting methodology during the first quarter of 2022 impacted forecasted net cash flows and provision for credit losses as follows:

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended June 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2022	224,204	$557.52	224,204	599,356
May 1 to May 31, 2022	179,749	582.80	179,749	419,607
June 1 to June 30, 2022	—	—	—	419,607
	403,953	$568.77	403,953

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
4.94
Indenture dated as of June 16, 2022, between Credit Acceptance Auto Loan Trust 2022-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.94 to Credit Acceptance Corporation’s Current Report on Form 8-K filed June 23, 2022).

4.95	Sale and Servicing Agreement, dated as of June 16, 2022, among Credit Acceptance Corporation, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Funding LLC 2022-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.95 to Credit Acceptance Corporation’s Current Report on Form 8-K filed June 23, 2022).
4.96	Backup Servicing Agreement, dated as of June 16, 2022, among Credit Acceptance Corporation, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Auto Loan Trust 2022-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.96 to Credit Acceptance Corporation’s Current Report on Form 8-K filed June 23, 2022).
4.97
Amended and Restated Trust Agreement, dated as of June 16, 2022, among Credit Acceptance Funding LLC 2022-1, each of the initial members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.97 to Credit Acceptance Corporation’s Current Report on Form 8-K filed June 23, 2022).

4.98
Sale and Contribution Agreement, dated as of June 16, 2022, between Credit Acceptance Corporation and Credit Acceptance Funding LLC 2022-1 (incorporated by reference to Exhibit 4.98 to Credit Acceptance Corporation’s Current Report on Form 8-K filed June 23, 2022).

4.99
Amended and Restated Intercreditor Agreement, dated June 16, 2022, among Credit Acceptance Corporation, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Auto Loan Trust 2021-3, Credit Acceptance Auto Loan Trust 2021-2, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Auto Loan Trust 2019-3, Computershare Trust Company, N.A., Wells Fargo Bank, National Association, Fifth Third Bank, National Association, Bank of Montreal, Flagstar Bank, FSB, Citizens Bank, N.A. and Comerica Bank (incorporated by reference to Exhibit 4.99 to Credit Acceptance Corporation’s Current Report on Form 8-K filed June 23, 2022).

4.100
Third Amendment to Amended and Restated Loan and Security Agreement, dated as of June 16, 2022, among Credit Acceptance Corporation, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.100 to Credit Acceptance Corporation’s Current Report on Form 8-K filed June 23, 2022).

4.101	Ninth Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement dated as of June 22, 2022 among Credit Acceptance Corporation, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.101 to Credit Acceptance Corporation’s Current Report on Form 8-K filed June 23, 2022).
31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Senior Vice President, Finance and Accounting
(Chief Accounting Officer)
Date:	August 1, 2022