Form 10-Q
period 2022-09-30
CREDIT ACCEPTANCE CORP
filed 2022-11-01
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The number of shares of Common Stock, $.01 par value, outstanding on October 25, 2022 was 12,924,711.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	September 30, 2022	December 31, 2021
ASSETS:
Cash and cash equivalents	$10.7	$23.3
Restricted cash and cash equivalents	384.7	410.9
Restricted securities available for sale	68.0	62.1

Loans receivable	9,186.4	9,349.8
Allowance for credit losses	(2,874.8)	(3,013.5)
Loans receivable, net	6,311.6	6,336.3

Property and equipment, net	52.4	57.3
Income taxes receivable	29.0	109.2
Other assets	36.0	51.8
Total Assets	$6,892.4	$7,050.9

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$239.0	$175.0
Revolving secured line of credit	188.9	2.6
Secured financing	3,634.1	3,811.5
Senior notes	793.9	792.5
Mortgage note	9.0	9.7
Deferred income taxes, net	438.1	435.2
Income taxes payable	0.2	0.2
Total Liabilities	5,303.2	5,226.7

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 12,924,711 and 14,145,888 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	0.1	0.1
Paid-in capital	235.8	197.2
Retained earnings	1,356.7	1,626.7
Accumulated other comprehensive income (loss)	(3.4)	0.2
Total Shareholders' Equity	1,589.2	1,824.2
Total Liabilities and Shareholders' Equity	$6,892.4	$7,050.9

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Finance charges	$420.6	$442.1	$1,270.3	$1,312.4
Premiums earned	16.4	15.4	45.6	45.6
Other income	23.3	12.6	57.5	34.8
Total revenue	460.3	470.1	1,373.4	1,392.8
Costs and expenses:
Salaries and wages	66.9	63.2	196.7	150.9
General and administrative	16.6	16.9	67.8	79.9
Sales and marketing	19.7	16.3	57.9	48.4
Provision for credit losses	180.3	(8.3)	351.1	(17.5)
Interest	41.8	39.8	117.2	125.6
Provision for claims	12.9	10.0	34.0	29.3
Total costs and expenses	338.2	137.9	824.7	416.6
Income before provision for income taxes	122.1	332.2	548.7	976.2
Provision for income taxes	35.3	82.2	140.2	235.5
Net income	$86.8	$250.0	$408.5	$740.7
Net income per share:
Basic	$6.53	$15.83	$29.90	$44.77
Diluted	$6.49	$15.79	$29.74	$44.73
Weighted average shares outstanding:
Basic	13,293,224	15,795,963	13,662,178	16,543,326
Diluted	13,364,160	15,829,166	13,737,871	16,559,639

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$86.8	$250.0	$408.5	$740.7
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of tax	(1.2)	(0.2)	(3.6)	(0.9)
Other comprehensive loss	(1.2)	(0.2)	(3.6)	(0.9)
Comprehensive income	$85.6	$249.8	$404.9	$739.8

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended September 30, 2022
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	12,975,455	$0.1	$225.8	$1,296.4	$(2.2)	$1,520.1
Net income	—	—	—	86.8	—	86.8
Other comprehensive loss	—	—	—	—	(1.2)	(1.2)
Stock-based compensation	—	—	8.7	—	—	8.7
Repurchase of common stock	(53,769)	—	—	(26.5)	—	(26.5)
Stock options exercised	3,025	—	1.3	—	—	1.3
Balance, end of period	12,924,711	$0.1	$235.8	$1,356.7	$(3.4)	$1,589.2

(Dollars in millions)	For the Three Months Ended September 30, 2021
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	16,003,249	$0.2	$150.8	$2,241.1	$0.9	$2,393.0
Net income	—	—	—	250.0	—	250.0
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	15.2	—	—	15.2
Restricted stock forfeitures	(26)	—	—	—	—	—
Repurchase of common stock	(1,286,246)	(0.1)	—	(704.1)	—	(704.2)
Balance, end of period	14,716,977	$0.1	$166.0	$1,787.0	$0.7	$1,953.8

(Dollars in millions)	For the Nine Months Ended September 30, 2022
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	14,145,888	$0.1	$197.2	$1,626.7	$0.2	$1,824.2
Net income	—	—	—	408.5	—	408.5
Other comprehensive loss	—	—	—	—	(3.6)	(3.6)
Stock-based compensation	—	—	26.9	—	—	26.9
Repurchase of common stock	(1,261,457)	—	(0.7)	(678.5)	—	(679.2)
Restricted stock units converted to common stock	3,980	—	—	—	—	—
Stock options exercised	36,300	—	12.4	—	—	12.4
Balance, end of period	12,924,711	$0.1	$235.8	$1,356.7	$(3.4)	$1,589.2

(Dollars in millions)	For the Nine Months Ended September 30, 2021
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	17,092,432	$0.2	$161.9	$2,138.8	$1.6	$2,302.5
Net income	—	—	—	740.7	—	740.7
Other comprehensive loss	—	—	—	—	(0.9)	(0.9)
Stock-based compensation	—	—	5.4	—	—	5.4
Restricted stock forfeitures	(109,054)	—	—	—	—	—
Repurchase of common stock	(2,277,817)	(0.1)	(1.3)	(1,092.5)	—	(1,093.9)
Restricted stock units converted to common stock	11,416	—	—	—	—	—
Balance, end of period	14,716,977	$0.1	$166.0	$1,787.0	$0.7	$1,953.8
See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$408.5	$740.7
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	351.1	(17.5)
Depreciation	6.8	7.2
Amortization	12.5	12.5
Provision/(Benefit) for deferred income taxes	3.8	(4.1)
Stock-based compensation	26.9	5.4
Other	0.1	(0.3)
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	44.4	65.5
Decrease in income taxes receivable	80.2	122.0
Decrease in other assets	17.6	6.9
Net cash provided by operating activities	951.9	938.3
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(38.2)	(31.4)
Proceeds from sale of restricted securities available for sale	9.5	12.0
Maturities of restricted securities available for sale	17.9	16.9
Principal collected on Loans receivable	2,670.8	2,907.5
Advances to Dealers	(1,971.9)	(1,626.2)
Purchases of Consumer Loans	(851.4)	(905.3)
Accelerated payments of Dealer Holdback	(35.2)	(36.0)
Payments of Dealer Holdback	(138.7)	(117.2)
Purchases of property and equipment	(1.9)	(6.1)
Net cash provided by (used in) investing activities	(339.1)	214.2
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	5,867.3	1,066.4
Repayments under revolving secured line of credit	(5,681.0)	(1,090.1)
Proceeds from secured financing	847.8	1,379.8
Repayments of secured financing	(1,028.9)	(1,355.7)
Payments of debt issuance costs	(7.9)	(12.3)
Repurchase of common stock	(679.2)	(1,093.9)
Proceeds from stock options exercised	12.4	—
Other	17.9	(0.6)
Net cash used in financing activities	(651.6)	(1,106.4)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(38.8)	46.1
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	434.2	396.2
Cash and cash equivalents and restricted cash and cash equivalents end of period	$395.4	$442.3
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$105.1	$115.9
Cash paid during the period for income taxes, net of refunds	$50.0	$112.3

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2022 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items that would require disclosure in or adjustment to the consolidated financial statements.

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

The vast majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consumer Loan Assignment Volume	2022	2021	2022	2021
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	84.2%	88.9%	85.6%	92.4%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2021	65.4%	34.6%	62.7%	37.3%
June 30, 2021	66.9%	33.1%	64.0%	36.0%
September 30, 2021	69.9%	30.1%	66.8%	33.2%
December 31, 2021	71.8%	28.2%	68.0%	32.0%
March 31, 2022	72.7%	27.3%	68.6%	31.4%
June 30, 2022	74.0%	26.0%	70.4%	29.6%
September 30, 2022	74.3%	25.7%	70.5%	29.5%
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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of September 30, 2022 and December 31, 2021, we had $10.4 million and $22.9 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of September 30, 2022 and December 31, 2021, we had $381.2 million and $407.9 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$10.7	$23.3	$13.3	$16.0
Restricted cash and cash equivalents	384.7	410.9	429.0	380.2
Total cash and cash equivalents and restricted cash and cash equivalents	$395.4	$434.2	$442.3	$396.2

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

Methodology Changes. During the first quarter of 2022, we removed the COVID forecast adjustment from our estimate of future net cash flows and enhanced our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 6. For the three and nine months ended September 30, 2022 and 2021, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$10.7	$10.7	$23.3	$23.3
Restricted cash and cash equivalents	384.7	384.7	410.9	410.9
Restricted securities available for sale	68.0	68.0	62.1	62.1
Loans receivable, net	6,311.6	6,741.5	6,336.3	6,580.4
Liabilities
Revolving secured line of credit	$188.9	$188.9	$2.6	$2.6
Secured financing	3,634.1	3,509.5	3,811.5	3,832.1
Senior notes	793.9	745.0	792.5	825.8
Mortgage note	9.0	9.0	9.7	9.7

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of September 30, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$10.7	$—	$—	$10.7
Restricted cash and cash equivalents (1)	384.7	—	—	384.7
Restricted securities available for sale (2)	53.2	14.8	—	68.0
Loans receivable, net (1)	—	—	6,741.5	6,741.5
Liabilities
Revolving secured line of credit (1)	$—	$188.9	$—	$188.9
Secured financing (1)	—	3,509.5	—	3,509.5
Senior notes (1)	745.0	—	—	745.0
Mortgage note (1)	—	9.0	—	9.0

(In millions)	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$23.3	$—	$—	$23.3
Restricted cash and cash equivalents (1)	410.9	—	—	410.9
Restricted securities available for sale (2)	49.0	13.1	—	62.1
Loans receivable, net (1)	—	—	6,580.4	6,580.4
Liabilities
Revolving secured line of credit (1)	$—	$2.6	$—	$2.6
Secured financing (1)	—	3,832.1	—	3,832.1
Senior notes (1)	825.8	—	—	825.8
Mortgage note (1)	—	9.7	—	9.7

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$30.0	$—	$(2.2)	$27.8
U.S. Government and agency securities	27.2	—	(1.8)	25.4
Asset-backed securities	13.1	—	(0.4)	12.7
Commercial paper	1.8	—	—	1.8
Mortgage-backed securities	0.3	—	—	0.3
Total restricted securities available for sale	$72.4	$—	$(4.4)	$68.0

(In millions)	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$27.3	$0.3	$(0.2)	$27.4
U.S. Government and agency securities	21.5	0.2	(0.1)	21.6
Asset-backed securities	12.9	—	(0.1)	12.8
Mortgage-backed securities	0.3	—	—	0.3
Total restricted securities available for sale	$62.0	$0.5	$(0.4)	$62.1

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of September 30, 2022
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$23.5	$(1.6)	$4.3	$(0.6)	$27.8	$(2.2)
U.S. Government and agency securities	25.4	(1.8)	—	—	25.4	(1.8)
Asset-backed securities	11.6	(0.3)	1.1	(0.1)	12.7	(0.4)
Mortgage-backed securities	0.3	—	—	—	0.3	—
Total restricted securities available for sale	$60.8	$(3.7)	$5.4	$(0.7)	$66.2	$(4.4)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2021
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.0	$(0.2)	$1.3	$—	$16.3	$(0.2)
U.S. Government and agency securities	10.1	(0.1)	—	—	10.1	(0.1)
Asset-backed securities	8.4	(0.1)	—	—	8.4	(0.1)
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$33.5	$(0.4)	$1.3	$—	$34.8	$(0.4)

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

(In millions)	As of
	September 30, 2022		December 31, 2021
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$5.3	$5.2	$2.9	$3.0
Over one year to five years	60.5	56.6	56.9	57.0
Over five years to ten years	6.5	6.1	2.1	2.0
Over ten years	0.1	0.1	0.1	0.1
Total restricted securities available for sale	$72.4	$68.0	$62.0	$62.1

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of September 30, 2022
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,978.2	$3,208.2	$9,186.4
Allowance for credit losses	(1,932.7)	(942.1)	(2,874.8)
Loans receivable, net	$4,045.5	$2,266.1	$6,311.6

(In millions)	As of December 31, 2021
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,655.1	$3,694.7	$9,349.8
Allowance for credit losses	(1,767.8)	(1,245.7)	(3,013.5)
Loans receivable, net	$3,887.3	$2,449.0	$6,336.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended September 30, 2022
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,832.9	$3,357.7	$9,190.6	$(1,844.8)	$(1,022.1)	$(2,866.9)	$3,988.1	$2,335.6	$6,323.7
Finance charges	351.6	244.5	596.1	(112.3)	(63.2)	(175.5)	239.3	181.3	420.6
Provision for credit losses	—	—	—	(95.2)	(85.1)	(180.3)	(95.2)	(85.1)	(180.3)
New Consumer Loan assignments (1)	651.9	273.0	924.9	—	—	—	651.9	273.0	924.9
Collections (2)	(789.2)	(448.9)	(1,238.1)	—	—	—	(789.2)	(448.9)	(1,238.1)
Accelerated Dealer Holdback payments	10.3	—	10.3	—	—	—	10.3	—	10.3
Dealer Holdback payments	48.3	—	48.3	—	—	—	48.3	—	48.3
Transfers (3)	(13.8)	13.8	—	3.6	(3.6)	—	(10.2)	10.2	—
Write-offs	(116.1)	(232.7)	(348.8)	116.1	232.7	348.8	—	—	—
Recoveries (4)	0.1	0.8	0.9	(0.1)	(0.8)	(0.9)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$5,978.2	$3,208.2	$9,186.4	$(1,932.7)	$(942.1)	$(2,874.8)	$4,045.5	$2,266.1	$6,311.6

	For the Three Months Ended September 30, 2021
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,869.3	$4,097.2	$9,966.5	$(1,733.4)	$(1,465.0)	$(3,198.4)	$4,135.9	$2,632.2	$6,768.1
Finance charges	347.5	283.2	630.7	(103.9)	(84.7)	(188.6)	243.6	198.5	442.1
Provision for credit losses	—	—	—	9.5	(1.2)	8.3	9.5	(1.2)	8.3
New Consumer Loan assignments (1)	467.5	232.5	700.0	—	—	—	467.5	232.5	700.0
Collections (2)	(860.7)	(524.6)	(1,385.3)	—	—	—	(860.7)	(524.6)	(1,385.3)
Accelerated Dealer Holdback payments	9.4	—	9.4	—	—	—	9.4	—	9.4
Dealer Holdback payments	37.8	—	37.8	—	—	—	37.8	—	37.8
Transfers (3)	(20.8)	20.8	—	6.2	(6.2)	—	(14.6)	14.6	—
Write-offs	(75.7)	(200.6)	(276.3)	75.7	200.6	276.3	—	—	—
Recoveries (4)	0.1	0.7	0.8	(0.1)	(0.7)	(0.8)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$5,776.6	$3,909.2	$9,685.8	$(1,746.0)	$(1,357.2)	$(3,103.2)	$4,030.6	$2,552.0	$6,582.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended September 30, 2022
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,655.1	$3,694.7	$9,349.8	$(1,767.8)	$(1,245.7)	$(3,013.5)	$3,887.3	$2,449.0	$6,336.3
Finance charges	1,030.9	764.3	1,795.2	(324.3)	(200.6)	(524.9)	706.6	563.7	1,270.3
Provision for credit losses	—	—	—	(170.0)	(181.1)	(351.1)	(170.0)	(181.1)	(351.1)
New Consumer Loan assignments (1)	1,971.9	851.4	2,823.3	—	—	—	1,971.9	851.4	2,823.3
Collections (2)	(2,488.0)	(1,459.7)	(3,947.7)	—	—	—	(2,488.0)	(1,459.7)	(3,947.7)
Accelerated Dealer Holdback payments	35.2	—	35.2	—	—	—	35.2	—	35.2
Dealer Holdback payments	138.7	—	138.7	—	—	—	138.7	—	138.7
Transfers (3)	(57.0)	57.0	—	14.2	(14.2)	—	(42.8)	42.8	—
Write-offs	(315.8)	(701.8)	(1,017.6)	315.8	701.8	1,017.6	—	—	—
Recoveries (4)	0.6	2.3	2.9	(0.6)	(2.3)	(2.9)	—	—	—
Deferral of Loan origination costs	6.6	—	6.6	—	—	—	6.6	—	6.6
Balance, end of period	$5,978.2	$3,208.2	$9,186.4	$(1,932.7)	$(942.1)	$(2,874.8)	$4,045.5	$2,266.1	$6,311.6

	For the Nine Months Ended September 30, 2021
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,869.6	$4,255.2	$10,124.8	$(1,702.1)	$(1,634.8)	$(3,336.9)	$4,167.5	$2,620.4	$6,787.9
Finance charges	1,043.4	844.8	1,888.2	(308.7)	(267.1)	(575.8)	734.7	577.7	1,312.4
Provision for credit losses	—	—	—	36.8	(19.3)	17.5	36.8	(19.3)	17.5
New Consumer Loan assignments (1)	1,626.2	905.3	2,531.5	—	—	—	1,626.2	905.3	2,531.5
Collections (2)	(2,633.9)	(1,592.5)	(4,226.4)	—	—	—	(2,633.9)	(1,592.5)	(4,226.4)
Accelerated Dealer Holdback payments	36.0	—	36.0	—	—	—	36.0	—	36.0
Dealer Holdback payments	117.2	—	117.2	—	—	—	117.2	—	117.2
Transfers (3)	(87.7)	87.7	—	27.3	(27.3)	—	(60.4)	60.4	—
Write-offs	(201.9)	(593.2)	(795.1)	201.9	593.2	795.1	—	—	—
Recoveries (4)	1.2	1.9	3.1	(1.2)	(1.9)	(3.1)	—	—	—
Deferral of Loan origination costs	6.5	—	6.5	—	—	—	6.5	—	6.5
Balance, end of period	$5,776.6	$3,909.2	$9,685.8	$(1,746.0)	$(1,357.2)	$(3,103.2)	$4,030.6	$2,552.0	$6,582.6

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

(In millions)	For the Three Months Ended September 30, 2022
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$37.6	$45.8	$83.4
Forecast changes	57.6	39.3	96.9
Total	$95.2	$85.1	$180.3

(In millions)	For the Three Months Ended September 30, 2021
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$32.0	$43.5	$75.5
Forecast changes	(41.5)	(42.3)	(83.8)
Total	$(9.5)	$1.2	$(8.3)

(In millions)	For the Nine Months Ended September 30, 2022
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$130.7	$152.8	$283.5
Forecast changes	39.3	28.3	67.6
Total	$170.0	$181.1	$351.1

(In millions)	For the Nine Months Ended September 30, 2021
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$123.2	$175.7	$298.9
Forecast changes	(160.0)	(156.4)	(316.4)
Total	$(36.8)	$19.3	$(17.5)

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

(In millions)	For the Three Months Ended September 30, 2022
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$998.1	$548.2	$1,546.3
Expected net cash flows at the time of assignment (2)	905.6	374.2	1,279.8
Loans receivable at the time of assignment (3)	651.9	273.0	924.9

Provision for credit losses expense at the time of assignment	$(37.6)	$(45.8)	$(83.4)
Expected future finance charges at the time of assignment (4)	291.3	147.0	438.3
Expected net Loan income at the time of assignment (5)	$253.7	$101.2	$354.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended September 30, 2021
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$718.5	$479.8	$1,198.3
Expected net cash flows at the time of assignment (2)	647.6	323.2	970.8
Loans receivable at the time of assignment (3)	467.5	232.5	700.0

Provision for credit losses expense at the time of assignment	$(32.0)	$(43.5)	$(75.5)
Expected future finance charges at the time of assignment (4)	212.1	134.2	346.3
Expected net Loan income at the time of assignment (5)	$180.1	$90.7	$270.8

(In millions)	For the Nine Months Ended September 30, 2022
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,015.3	$1,698.3	$4,713.6
Expected net cash flows at the time of assignment (2)	2,736.4	1,158.9	3,895.3
Loans receivable at the time of assignment (3)	1,971.9	851.4	2,823.3

Provision for credit losses expense at the time of assignment	$(130.7)	$(152.8)	$(283.5)
Expected future finance charges at the time of assignment (4)	895.2	460.3	1,355.5
Expected net Loan income at the time of assignment (5)	$764.5	$307.5	$1,072.0

(In millions)	For the Nine Months Ended September 30, 2021
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,538.8	$1,919.0	$4,457.8
Expected net cash flows at the time of assignment (2)	2,283.6	1,272.6	3,556.2
Loans receivable at the time of assignment (3)	1,626.2	905.3	2,531.5

Provision for credit losses expense at the time of assignment	$(123.2)	$(175.7)	$(298.9)
Expected future finance charges at the time of assignment (4)	780.6	543.0	1,323.6
Expected net Loan income at the time of assignment (5)	$657.4	$367.3	$1,024.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended September 30, 2022
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,468.6	$3,573.6	$9,042.2
New Consumer Loan assignments (1)	905.6	374.2	1,279.8
Realized net cash flows (2)	(730.6)	(448.9)	(1,179.5)
Forecast changes	(37.3)	(48.1)	(85.4)
Transfers (3)	(15.2)	16.9	1.7
Balance, end of period	$5,591.1	$3,467.7	$9,058.8

(In millions)	For the Three Months Ended September 30, 2021
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,626.5	$3,984.7	$9,611.2
New Consumer Loan assignments (1)	647.6	323.2	970.8
Realized net cash flows (2)	(813.5)	(524.6)	(1,338.1)
Forecast changes	20.3	62.0	82.3
Transfers (3)	(21.5)	23.5	2.0
Balance, end of period	$5,459.4	$3,868.8	$9,328.2

(In millions)	For the Nine Months Ended September 30, 2022
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,249.7	$3,698.6	$8,948.3
New Consumer Loan assignments (1)	2,736.4	1,158.9	3,895.3
Realized net cash flows (2)	(2,314.1)	(1,459.7)	(3,773.8)
Forecast changes	(17.4)	(1.2)	(18.6)
Transfers (3)	(63.5)	71.1	7.6
Balance, end of period	$5,591.1	$3,467.7	$9,058.8

(In millions)	For the Nine Months Ended September 30, 2021
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,664.3	$3,880.1	$9,544.4
New Consumer Loan assignments (1)	2,283.6	1,272.6	3,556.2
Realized net cash flows (2)	(2,480.7)	(1,592.5)	(4,073.2)
Forecast changes	79.9	214.3	294.2
Transfers (3)	(87.7)	94.3	6.6
Balance, end of period	$5,459.4	$3,868.8	$9,328.2

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

The following table compares our forecast of Consumer Loan collection rates as of September 30, 2022 with the forecasts as of June 30, 2022, as of December 31, 2021 and at the time of assignment, segmented by year of assignment:

	Total Loans
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2022	June 30, 2022	December 31, 2021	Initial Forecast	June 30, 2022	December 31, 2021	Initial Forecast
2013	73.4%	73.4%	73.4%	72.0%	0.0%	0.0%	1.4%
2014	71.7%	71.7%	71.5%	71.8%	0.0%	0.2%	-0.1%
2015	65.2%	65.2%	65.1%	67.7%	0.0%	0.1%	-2.5%
2016	63.8%	63.8%	63.6%	65.4%	0.0%	0.2%	-1.6%
2017	64.6%	64.6%	64.4%	64.0%	0.0%	0.2%	0.6%
2018	65.1%	65.1%	65.1%	63.6%	0.0%	0.0%	1.5%
2019	66.5%	66.7%	66.5%	64.0%	-0.2%	0.0%	2.5%
2020	67.9%	68.4%	67.9%	63.4%	-0.5%	0.0%	4.5%
2021	66.8%	67.6%	66.5%	66.3%	-0.8%	0.3%	0.5%
2022	66.5%	67.1%	—	67.4%	-0.6%	—	-0.9%

	Dealer Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2022	June 30, 2022	December 31, 2021	Initial Forecast	June 30, 2022	December 31, 2021	Initial Forecast
2013	73.4%	73.4%	73.3%	72.1%	0.0%	0.1%	1.3%
2014	71.5%	71.6%	71.4%	71.9%	-0.1%	0.1%	-0.4%
2015	64.5%	64.5%	64.4%	67.5%	0.0%	0.1%	-3.0%
2016	63.0%	63.0%	62.8%	65.1%	0.0%	0.2%	-2.1%
2017	64.0%	64.0%	63.8%	63.8%	0.0%	0.2%	0.2%
2018	64.5%	64.6%	64.6%	63.6%	-0.1%	-0.1%	0.9%
2019	66.2%	66.4%	66.2%	63.9%	-0.2%	0.0%	2.3%
2020	67.8%	68.3%	67.6%	63.3%	-0.5%	0.2%	4.5%
2021	66.6%	67.4%	66.2%	66.3%	-0.8%	0.4%	0.3%
2022	66.1%	66.9%	—	67.3%	-0.8%	—	-1.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Purchased Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2022	June 30, 2022	December 31, 2021	Initial Forecast	June 30, 2022	December 31, 2021	Initial Forecast
2013	74.3%	74.3%	74.2%	71.6%	0.0%	0.1%	2.7%
2014	72.5%	72.5%	72.4%	70.9%	0.0%	0.1%	1.6%
2015	68.9%	68.9%	68.9%	68.5%	0.0%	0.0%	0.4%
2016	66.0%	66.1%	65.8%	66.5%	-0.1%	0.2%	-0.5%
2017	66.3%	66.3%	66.0%	64.6%	0.0%	0.3%	1.7%
2018	66.3%	66.3%	66.4%	63.5%	0.0%	-0.1%	2.8%
2019	67.1%	67.3%	67.2%	64.2%	-0.2%	-0.1%	2.9%
2020	68.1%	68.6%	68.4%	63.6%	-0.5%	-0.3%	4.5%
2021	67.3%	68.0%	67.1%	66.3%	-0.7%	0.2%	1.0%
2022	67.3%	67.6%	—	67.7%	-0.3%	—	-0.4%

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

We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of September 30, 2022 and December 31, 2021, segmented by year of assignment:

(In millions)	Total Loans as of September 30, 2022 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and Prior	$29.9	$15.4	$65.0	$170.4	$280.7
2018	198.3	90.8	228.6	27.8	545.5
2019	563.6	246.5	435.9	4.5	1,250.5
2020	889.1	377.3	422.6	0.4	1,689.4
2021	1,462.5	520.7	352.5	—	2,335.7
2022	2,549.4	469.4	65.8	—	3,084.6
	$5,692.8	$1,720.1	$1,570.4	$203.1	$9,186.4

(In millions)	Dealer Loans as of September 30, 2022 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and Prior	$14.1	$7.4	$30.7	$106.5	$158.7
2018	99.5	43.8	112.8	16.1	272.2
2019	271.2	117.7	206.8	2.9	598.6
2020	561.9	231.7	259.9	0.3	1,053.8
2021	1,011.5	353.7	237.0	—	1,602.2
2022	1,899.8	344.8	48.1	—	2,292.7
	$3,858.0	$1,099.1	$895.3	$125.8	$5,978.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Purchased Loans as of September 30, 2022 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and Prior	$15.8	$8.0	$34.3	$63.9	$122.0
2018	98.8	47.0	115.8	11.7	273.3
2019	292.4	128.8	229.1	1.6	651.9
2020	327.2	145.6	162.7	0.1	635.6
2021	451.0	167.0	115.5	—	733.5
2022	649.6	124.6	17.7	—	791.9
	$1,834.8	$621.0	$675.1	$77.3	$3,208.2

(In millions)	Total Loans as of December 31, 2021 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$7.4	$3.4	$38.6	$117.5	$166.9
2017	93.4	35.0	155.7	34.5	318.6
2018	452.4	169.9	395.1	6.7	1,024.1
2019	1,085.4	410.7	580.8	1.1	2,078.0
2020	1,586.4	538.6	405.5	—	2,530.5
2021	2,555.5	554.5	121.7	—	3,231.7
	$5,780.5	$1,712.1	$1,697.4	$159.8	$9,349.8

(In millions)	Dealer Loans as of December 31, 2021 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$2.5	$1.1	$12.8	$82.2	$98.6
2017	44.9	16.8	75.2	21.8	158.7
2018	228.7	84.0	195.9	4.2	512.8
2019	530.7	194.2	276.3	0.7	1,001.9
2020	1,025.5	337.9	254.0	—	1,617.4
2021	1,800.5	382.8	82.4	—	2,265.7
	$3,632.8	$1,016.8	$896.6	$108.9	$5,655.1

(In millions)	Purchased Loans as of December 31, 2021 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and Prior	$4.9	$2.3	$25.8	$35.3	$68.3
2017	48.5	18.2	80.5	12.7	159.9
2018	223.7	85.9	199.2	2.5	511.3
2019	554.7	216.5	304.5	0.4	1,076.1
2020	560.9	200.7	151.5	—	913.1
2021	755.0	171.7	39.3	—	966.0
	$2,147.7	$695.3	$800.8	$50.9	$3,694.7

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

The removal of the COVID forecast adjustment and the implementation of the enhanced forecasting methodology during the first quarter of 2022 impacted forecasted net cash flows and provision for credit losses as follows:

(In millions)	Increase / (Decrease) in
Forecasting Methodology Changes	Forecasted Net Cash Flows	Provision for Credit Losses
Removal of COVID forecast adjustment	$149.5	$(118.5)
Implementation of enhanced forecasting methodology	(53.8)	47.9
Total	$95.7	$(70.6)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net assumed written premiums	$18.8	$12.1	$55.6	$45.9
Net premiums earned	16.4	15.4	45.6	45.6
Provision for claims	12.9	10.0	34.0	29.3
Amortization of capitalized acquisition costs	0.3	0.2	1.1	1.0

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	September 30, 2022	December 31, 2021
Trust assets	Restricted cash and cash equivalents	$1.5	$0.3
Trust assets	Restricted securities available for sale	68.0	62.1
Unearned premium	Accounts payable and accrued liabilities	54.6	44.6
Claims reserve (1)	Accounts payable and accrued liabilities	3.2	2.4

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Ancillary product profit sharing	$13.7	$9.6	$41.3	$25.0
Remarketing fees	7.1	1.9	11.0	6.0
Interest	1.9	0.2	2.9	0.9
Dealer enrollment fees	0.3	0.5	1.4	1.6
Dealer support products and services	0.3	0.2	0.9	0.9
Other	—	0.2	—	0.4
Total	$23.3	$12.6	$57.5	$34.8

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

Dealer enrollment fees include fees from Dealers that enrolled in our Portfolio Program prior to August 5, 2019. Depending on the enrollment option selected by the Dealer, Dealers may have enrolled by paying us an upfront, one-time fee of $9,850, or by agreeing to allow us to retain 50% of their accelerated Dealer Holdback payment(s) on the first 100 Consumer Loan assignments. For additional information regarding program enrollment, see Note 2 to the consolidated financial statements. A portion of the $9,850 upfront, one-time fee was considered to be Dealer support products and services revenue. The remaining portion of the $9,850 fee was considered to be a Dealer enrollment fee, which was amortized on a straight-line basis over the estimated life of the Dealer relationship. In the case of Dealers that enrolled by agreeing to allow us to retain 50% of their accelerated Dealer Holdback payment(s) on the first 100 Consumer Loan assignments, the 50% portion we retain is considered to be a Dealer enrollment fee. We do not recognize any of this Dealer enrollment fee until the Dealer has met the eligibility requirements to receive the accelerated Dealer Holdback payment(s) and the amount(s) of the payment(s), if any, have been calculated. Once the accelerated Dealer Holdback payment(s) have been calculated, we defer the 50% portion that we keep and recognize it on a straight-line basis over the remaining estimated life of the Dealer relationship. Since August 5, 2019, Dealers have enrolled in our Portfolio Program without incurring an enrollment fee.

Dealer support products and services consist of income earned from products and services provided to Dealers to assist with their operations, including sales and marketing, purchasing supplies and materials and acquiring vehicle inventory. Income is recognized in the period the product or service is provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended September 30, 2022
	Ancillary product profit sharing	Remarketing fees	Interest	Dealer enrollment fees	Dealer support products and services	Total Other Income
Source of income
Third Party Providers	$13.7	$—	$1.9	$—	$—	$15.6
Dealers	—	7.1	—	0.3	0.3	7.7
Total	$13.7	$7.1	$1.9	$0.3	$0.3	$23.3

Timing of revenue recognition
Over time	$13.7	$—	$1.9	$0.3	$—	$15.9
At a point in time	—	7.1	—	—	0.3	7.4
Total	$13.7	$7.1	$1.9	$0.3	$0.3	$23.3

(In millions)	For the Nine Months Ended September 30, 2022
	Ancillary product profit sharing	Remarketing fees	Interest	Dealer enrollment fees	Dealer support products and services	Total Other Income
Source of income
Third Party Providers	$41.3	$—	$2.9	$—	$—	$44.2
Dealers	—	11.0	—	1.4	0.9	13.3
Total	$41.3	$11.0	$2.9	$1.4	$0.9	$57.5

Timing of revenue recognition
Over time	$41.3	$—	$2.9	$1.4	$—	$45.6
At a point in time	—	11.0	—	—	0.9	11.9
Total	$41.3	$11.0	$2.9	$1.4	$0.9	$57.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
9.           DEBT

Debt consists of the following:

(In millions)	As of September 30, 2022
	Principal Outstanding	Unamortized Debt Issuance Costs	Carrying Amount
Revolving secured line of credit (1)	$188.9	$—	$188.9
Secured financing (2)	3,649.4	(15.3)	3,634.1
Senior notes	800.0	(6.1)	793.9
Mortgage note	9.0	—	9.0
Total debt	$4,647.3	$(21.4)	$4,625.9

(In millions)	As of December 31, 2021
	Principal Outstanding	Unamortized Debt Issuance Costs	Carrying Amount
Revolving secured line of credit (1)	$2.6	$—	$2.6
Secured financing (2)	3,830.4	(18.9)	3,811.5
Senior notes	800.0	(7.5)	792.5
Mortgage note	9.7	—	9.7
Total debt	$4,642.7	$(26.4)	$4,616.3

(1)Excludes deferred debt issuance costs of $4.3 million and $3.6 million as of September 30, 2022 and December 31, 2021, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of September 30, 2022 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount		Interest Rate Basis as of September 30, 2022
Revolving Secured Line of Credit	n/a	06/22/2025		$410.0	(1)	At our option, either the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	04/30/2024	(3)	400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	05/20/2025	(3)	300.0		The Secured Overnight Financing Rate (SOFR) plus 221.4 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/18/2023	(5)	125.0		SOFR plus 235 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2024	(3)	75.0		BSBY plus 200 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/01/2024	(3)	200.0		SOFR plus 201.4 basis points (4)
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/2025	(6)	500.0		Fixed rate
Term ABS 2019-3 (2)	Credit Acceptance Funding LLC 2019-3	11/15/2021	(3)	351.7		Fixed rate
Term ABS 2020-1 (2)	Credit Acceptance Funding LLC 2020-1	02/15/2022	(3)	500.0		Fixed rate
Term ABS 2020-2 (2)	Credit Acceptance Funding LLC 2020-2	07/15/2022	(3)	481.8		Fixed rate
Term ABS 2020-3 (2)	Credit Acceptance Funding LLC 2020-3	10/17/2022	(3)	600.0		Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/15/2023	(6)	100.0		SOFR plus 208.5 basis points (4)
Term ABS 2021-2 (2)	Credit Acceptance Funding LLC 2021-2	02/15/2023	(3)	500.0		Fixed rate
Term ABS 2021-3 (2)	Credit Acceptance Funding LLC 2021-3	05/15/2023	(3)	450.0		Fixed rate
Term ABS 2021-4 (2)	Credit Acceptance Funding LLC 2021-4	10/16/2023	(3)	250.1		Fixed rate
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/2024	(3)	350.0		Fixed rate
2024 Senior Notes	n/a	12/31/2024		400.0		Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0		Fixed rate
Mortgage Note (2)	Chapter 4 Properties, LLC	08/06/2023		12.0		LIBOR plus 150 basis points

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revolving Secured Line of Credit
Maximum outstanding principal balance	$356.3	$72.2	$379.7	$216.0
Average outstanding principal balance	169.1	1.5	152.8	26.9
Warehouse Facility II
Maximum outstanding principal balance	100.0	—	201.0	201.0
Average outstanding principal balance	71.7	—	83.1	15.6
Warehouse Facility IV
Maximum outstanding principal balance	—	—	43.8	—
Average outstanding principal balance	—	—	5.7	—
Warehouse Facility V
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility VI
Maximum outstanding principal balance	50.0	—	50.0	—
Average outstanding principal balance	50.0	—	17.2	—
Warehouse Facility VIII
Maximum outstanding principal balance	—	—	48.2	—
Average outstanding principal balance	—	—	6.3	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2022	December 31, 2021
Revolving Secured Line of Credit
Principal balance outstanding	$188.9	$2.6
Amount available for borrowing (1)	221.1	432.4
Interest rate	4.99%	1.98%
Warehouse Facility II
Principal balance outstanding	$100.0	$—
Amount available for borrowing (1)	300.0	400.0
Loans pledged as collateral	141.1	—
Restricted cash and cash equivalents pledged as collateral	3.1	1.0
Interest rate	4.31%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	125.0	125.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$50.0	$—
Amount available for borrowing (1)	25.0	75.0
Loans pledged as collateral	67.2	—
Restricted cash and cash equivalents pledged as collateral	1.9	—
Interest rate	4.56%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2019-1
Principal balance outstanding	$—	$124.6
Loans pledged as collateral	—	292.4
Restricted cash and cash equivalents pledged as collateral	—	31.8
Interest rate	—%	3.86%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	572.0	582.1
Restricted cash and cash equivalents pledged as collateral	49.9	50.7
Interest rate	5.15%	3.13%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2019-3
Principal balance outstanding	$113.2	$323.9
Loans pledged as collateral	233.3	382.9
Restricted cash and cash equivalents pledged as collateral	27.0	36.5
Interest rate	2.94%	2.58%
Term ABS 2020-1
Principal balance outstanding	$230.4	$500.0
Loans pledged as collateral	416.6	591.6
Restricted cash and cash equivalents pledged as collateral	43.4	51.9
Interest rate	2.38%	2.18%
Term ABS 2020-2
Principal balance outstanding	$405.7	$481.8
Loans pledged as collateral	515.7	579.5
Restricted cash and cash equivalents pledged as collateral	48.3	50.1
Interest rate	1.70%	1.65%
Term ABS 2020-3
Principal balance outstanding	$600.0	$600.0
Loans pledged as collateral	699.2	688.1
Restricted cash and cash equivalents pledged as collateral	57.8	58.4
Interest rate	1.44%	1.44%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	116.8	143.7
Restricted cash and cash equivalents pledged as collateral	9.1	10.2
Interest rate	4.93%	2.10%
Term ABS 2021-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	574.1	618.7
Restricted cash and cash equivalents pledged as collateral	46.9	49.2
Interest rate	1.12%	1.12%
Term ABS 2021-3
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	527.4	619.8
Restricted cash and cash equivalents pledged as collateral	41.5	46.5
Interest rate	1.14%	1.14%
Term ABS 2021-4
Principal balance outstanding	$250.1	$250.1
Loans pledged as collateral	275.9	281.2
Restricted cash and cash equivalents pledged as collateral	22.9	22.1
Interest rate	1.44%	1.44%
Term ABS 2022-1
Principal balance outstanding	$350.0	$—
Loans pledged as collateral	448.0	—
Restricted cash and cash equivalents pledged as collateral	29.4	—
Interest rate	5.03%	—%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
Mortgage Note
Principal balance outstanding	$9.0	$9.7
Interest rate	4.06%	1.60%
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

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2019-2	August 28, 2019	$625.1	Through August 15, 2025
Term ABS 2019-3	November 21, 2019	439.6	Through November 15, 2021
Term ABS 2020-1	February 20, 2020	625.1	Through February 15, 2022
Term ABS 2020-2	July 23, 2020	602.3	Through July 15, 2022
Term ABS 2020-3	October 22, 2020	750.1	Through October 17, 2022
Term ABS 2021-1	January 29, 2021	125.1	Through February 15, 2023
Term ABS 2021-2	February 18, 2021	625.1	Through February 15, 2023
Term ABS 2021-3	May 20, 2021	562.6	Through May 15, 2023
Term ABS 2021-4	October 28, 2021	312.6	Through October 16, 2023
Term ABS 2022-1	June 16, 2022	437.6	Through June 17, 2024

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

Debt Covenants

As of September 30, 2022, we were in compliance with our covenants under the revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, for one of our Warehouse facilities, we must maintain consolidated net income, as defined in the agreement, of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the contributed assets.

Our Term ABS financings also contain covenants that measure the performance of the contributed assets.  As of September 30, 2022, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of September 30, 2022 and December 31, 2021:

(Dollars in millions)
As of September 30, 2022
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	07/2022	12/2023	$205.0	6.50%
300.0	Warehouse Facility IV	Cap Floating Rate	07/2019	07/2023	250.0	6.50%
125.0	Warehouse Facility V	Cap Floating Rate	12/2020	01/2026	94.0	5.50%

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	166.7	5.50%
		Cap Floating Rate	09/2022	09/2025	33.3	5.50%
					200.0

100.0	Term ABS 2021-1	Cap Floating Rate	02/2021	06/2024	100.0	5.50%

(Dollars in millions)
As of December 31, 2021
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2020	07/2022	$205.0	5.50%
300.0	Warehouse Facility IV	Cap Floating Rate	07/2019	07/2023	300.0	6.50%
125.0	Warehouse Facility V	Cap Floating Rate	12/2020	01/2026	94.0	5.50%
200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%
100.0	Term ABS 2021-1	Cap Floating Rate	02/2021	06/2024	100.0	5.50%

(1)Rate excludes the spread over the corresponding benchmark rate.

The interest rate caps have not been designated as hedging instruments. As of September 30, 2022 and December 31, 2021, the interest rate caps had a fair value of $2.6 million and $0.2 million, respectively. The increase in fair value from December 31, 2021 was the result of an increase in market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes	6.9%	3.3%	3.9%	3.1%
Excess tax benefits from stock-based compensation	—%	—%	-0.1%	-0.1%
Other	1.0%	0.4%	0.8%	0.1%
Effective income tax rate	28.9%	24.7%	25.6%	24.1%

State and local income taxes

The increase was primarily due to changes in state and local tax laws that were enacted during the third quarter of 2022, which are expected to increase our long-term effective income tax rate by approximately 20 basis points. The enactment of these tax law changes increased our effective income tax rate by:
•approximately 280 basis points basis points for the three months ended September 30, 2022, of which 240 basis points related to the impact of tax law changes that are effective for future periods and 40 basis points related to the impact of tax law changes that were effective retroactively to the beginning of 2022; and
•approximately 60 basis points for the nine months ended September 30, 2022, of which 50 basis points related to the impact of tax law changes that are effective for future periods and 10 basis points related to the impact of tax law changes that were effective retroactively to the beginning of 2022.

Other

Other items impacting our effective income tax rate primarily consist of non-deductible executive compensation expense. The impact of non-deductible expense on our effective income tax rate for the three months ended September 30, 2022 increased in magnitude from the same period in 2021 primarily due to a decrease in pre-tax income. The impact of other items on our effective income tax rate for the nine months ended September 30, 2022 increased from the same period in 2021 primarily due to an increase in non-deductible executive compensation expense, which was primarily the result of stock options granted under our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”). Additionally, the impact of non-deductible expenses on our effective income tax rate also increased in magnitude from 2021 to 2022 due to a decrease in pre-tax income. For additional information, see Note 14.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares outstanding:
Common shares	12,927,081	15,430,120	13,296,064	16,186,518
Vested restricted stock units	366,143	365,843	366,114	356,808
Basic number of weighted average shares outstanding	13,293,224	15,795,963	13,662,178	16,543,326
Dilutive effect of restricted stock, restricted stock units and stock options	70,936	33,203	75,693	16,313
Dilutive number of weighted average shares outstanding	13,364,160	15,829,166	13,737,871	16,559,639

For the three and nine months ended September 30, 2022, there were 63,875 and 56,321 stock options outstanding, respectively, that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2022, there were 4,000 and 2,432 restricted stock units outstanding, respectively, that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2022, there were no shares of restricted stock outstanding that were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

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

13.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three and nine months ended September 30, 2022 and 2021:

(Dollars in millions)	For the Three Months Ended September 30,
	2022		2021
	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	53,769	$26.5	1,286,246	$704.1

(Dollars in millions)	For the Nine Months Ended September 30,
	2022		2021
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	1,259,712	$678.2	2,270,751	$1,091.2
Other (2)	1,745	1.0	7,066	2.7
Total	1,261,457	$679.2	2,277,817	$1,093.9

(1)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 or otherwise. On September 28, 2021, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of September 30, 2022, we had authorization to repurchase 365,838 shares of our common stock.
(2)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
14.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$8.1	$14.7	$25.1	$14.7
Restricted stock units	0.6	0.4	1.8	(1.5)
Restricted stock	—	0.1	—	(7.8)
Total	$8.7	$15.2	$26.9	$5.4

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

We expect to recognize the future stock-based compensation expense as follows:

(in millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2022	$9.0
2023	35.1
2024	34.3
2025	4.6
2026	0.5
Total	$83.5

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

On October 2, 2020, a shareholder filed a putative class action complaint against the Company, its Chief Executive Officer (now former Chief Executive Officer), and its Chief Financial Officer (now Chief Executive Officer) in the United States District Court for the Eastern District of Michigan, Southern Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding the Company and its business, and seeking class certification, unspecified damages plus interest and attorney and expert witness fees and other costs on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired Credit Acceptance common stock from November 1, 2019 through August 28, 2020. On May 28, 2021, the court issued an opinion and order appointing lead plaintiffs and lead counsel. On July 22, 2021, the lead plaintiffs filed an amended complaint asserting similar violations, seeking similar relief and expanding the putative class to include all persons and entities (subject to specified exceptions) that purchased or otherwise acquired Credit Acceptance common stock from May 4, 2018 through August 28, 2020. On June 14, 2022, the Company reached an agreement in principle to settle this putative class action. The agreement in principle contemplated an aggregate cash payment by the Company of $12.0 million to settle claims brought on behalf of all persons and entities that purchased or otherwise acquired Credit Acceptance common stock from May 4, 2018 through August 28, 2020. On August 24, 2022, the parties executed and filed with the court a definitive stipulation and agreement of settlement, referred to herein as the settlement agreement, which was consistent with the agreement in principle and provides for a full release of all claims against all defendants, including the Company and its officers. The settlement agreement provides that the defendants expressly deny any liability, wrongdoing or responsibility. On September 19, 2022, the court entered an order preliminarily approving the settlement agreement and scheduled for December 7, 2022, a hearing to consider final approval. The settlement agreement provides that, upon final court approval of the settlement agreement, the litigation would be dismissed with prejudice. At this time, there can be no assurance that the court will grant final approval of the settlement agreement and that the litigation will be finally resolved in accordance with the settlement agreement. We have estimated a probable loss of $12.0 million, all of which was recognized as a contingent loss during the second quarter of 2022, in connection with this litigation.

On May 7, 2019, we received a subpoena from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York. On July 30, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, both from the Consumer Frauds and Protection Bureau and the Investor Protection Bureau, relating to the Company’s origination and collection policies and procedures in the state of New York and its securitizations. On August 28, 2020, we were informed that one of the two additional subpoenas was being withdrawn. On November 16, 2020, we received an additional subpoena for documents from the Office of the New York State Attorney General. On November 19, 2020, the Company received a letter from the Office of the New York State Attorney General stating that the New York State Attorney General was considering bringing claims against the Company under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), New York Executive Law § 63(12), the New York Martin Act and New York General Business Law § 349 in connection with the Company’s origination and securitization practices. On December 9, 2020, we responded to the New York State Attorney General’s letter disputing the assertions contained therein. On December 21, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, one relating to data and the other seeking testimony. On February 24 and April 30, 2021, we received additional subpoenas from the Office of the New York State Attorney General seeking information relating to its investigation. On August 23, 2022, we received a letter from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General stating that the Office of the New York State Attorney General intends to commence litigation against the Company asserting violations of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352 et seq. and applicable federal laws, including but not limited to claims that the Company engaged in unfair and deceptive trade practices in auto lending, debt collection and asset-backed securitizations in the State of New York in violation of the Dodd-Frank Act, New York Executive Law § 63(12), the New York Martin Act and New York General Business Law § 349, and seeking to obtain injunctive relief, restitution, civil penalties, damages, disgorgement, reformation, rescission, costs and such other relief as the court may deem just and proper. We cannot predict the eventual scope, duration or outcome of this investigation or the scope, duration or outcome of any such litigation at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation or any such litigation. The Company intends to vigorously defend itself in any such litigation.

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

For the three months ended September 30, 2022, consolidated net income was $86.8 million, or $6.49 per diluted share, compared to consolidated net income of $250.0 million, or $15.79 per diluted share, for the same period in 2021, primarily due to an increase in provision for credit losses and a decrease in finance charges. Our results for the three months ended September 30, 2022 included:
•A decrease in forecasted collection rates for Consumer Loans assigned in 2019 through 2022, which decreased forecasted net cash flows from our Loan portfolio by $85.4 million, or 0.9%.
•Forecasted profitability per Consumer Loan assignment that has significantly exceeded our initial estimates for Consumer Loans assigned in 2018 through 2020.
•Growth in Consumer Loan assignment volume, as unit and dollar volumes grew 29.3% and 32.1%, respectively, as compared to the third quarter of 2021.
•Stock repurchases of approximately 54,000 shares, which represented 0.4% of the shares outstanding at the beginning of the quarter.

For the nine months ended September 30, 2022, consolidated net income was $408.5 million, or $29.74 per diluted share, compared to consolidated net income of $740.7 million, or $44.73 per diluted share, for the same period in 2021, primarily due to an increase in provision for credit losses, an increase in operating expenses and a decrease in finance charges. Our results for the nine months ended September 30, 2022 included:
•A decrease in forecasted collection rates for Consumer Loans assigned in 2022 and an increase in forecasted collection rates for Consumer Loans assigned in 2014, 2016, 2017 and 2021, which decreased forecasted net cash flows from our Loan portfolio by $18.6 million, or 0.2%.
•Forecasted profitability per Consumer Loan assignment that has significantly exceeded our initial estimates for Consumer Loans assigned in 2018 through 2020.
•A decline in Consumer Loan assignment unit volume of 0.4%, while dollar volume grew 11.5%, as compared to the same period in 2021.
•Stock repurchases of approximately 1.3 million shares, which represented 8.9% of the shares outstanding at the beginning of the year.
•A $12.0 million expense in the second quarter of 2022, compared to a $27.2 million expense in the first quarter of 2021, related to previously-disclosed legal matters, and a $21.6 million increase in stock-based compensation expense primarily due to the retirement of our former Chief Executive Officer in May 2021 and the timing of shareholder approval for 2020 and 2021 stock option grants.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2022, with the forecasts as of June 30, 2022, as of December 31, 2021 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2022	June 30, 2022	December 31, 2021	Initial Forecast	June 30, 2022	December 31, 2021	Initial Forecast
2013	73.4%	73.4%	73.4%	72.0%	0.0%	0.0%	1.4%
2014	71.7%	71.7%	71.5%	71.8%	0.0%	0.2%	-0.1%
2015	65.2%	65.2%	65.1%	67.7%	0.0%	0.1%	-2.5%
2016	63.8%	63.8%	63.6%	65.4%	0.0%	0.2%	-1.6%
2017	64.6%	64.6%	64.4%	64.0%	0.0%	0.2%	0.6%
2018	65.1%	65.1%	65.1%	63.6%	0.0%	0.0%	1.5%
2019	66.5%	66.7%	66.5%	64.0%	-0.2%	0.0%	2.5%
2020	67.9%	68.4%	67.9%	63.4%	-0.5%	0.0%	4.5%
2021	66.8%	67.6%	66.5%	66.3%	-0.8%	0.3%	0.5%
2022 (2)	66.5%	67.1%	—	67.4%	-0.6%	—	-0.9%
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
(2)The forecasted collection rate for 2022 Consumer Loans as of September 30, 2022 includes both Consumer Loans that were in our portfolio as of June 30, 2022 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2022 Consumer Loan Assignment Period	September 30, 2022	June 30, 2022	Initial Forecast	June 30, 2022	Initial Forecast
January 1, 2022 through June 30, 2022	66.3%	67.1%	67.6%	-0.8%	-1.3%
July 1, 2022 through September 30, 2022	66.9%	—	67.1%	—	-0.2%

Consumer Loans assigned in 2013 and 2018 through 2020 have yielded forecasted collection results significantly better than our initial estimates, while Consumer Loans assigned in 2015 and 2016 have yielded forecasted collection results significantly worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates. For the three months ended September 30, 2022, forecasted collection rates declined for Consumer Loans assigned in 2019 through 2022 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2022, forecasted collection rates improved for Consumer Loans assigned in 2014, 2016, 2017 and 2021, declined for Consumer Loans assigned in 2022, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three and nine months ended September 30, 2022 and 2021 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Increase (Decrease) in Forecasted Net Cash Flows	2022	2021	2022	2021
Dealer Loans	$(37.3)	$20.3	$(17.4)	$79.9
Purchased Loans	(48.1)	62.0	(1.2)	214.3
Total	$(85.4)	$82.3	$(18.6)	$294.2

Total realized collections for October 2022 were consistent with our expectations at the start of the month. However, we have not yet completed our analysis of the collection results to determine the impact on forecasted net cash flows.

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2013	$15,445	$7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020	24,262	10,656	59
2021	25,632	11,790	59
2022 (3)	27,197	12,938	59

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
(3)The averages for 2022 Consumer Loans include both Consumer Loans that were in our portfolio as of June 30, 2022 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2022 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2022 through June 30, 2022	$27,118	$12,995	59
July 1, 2022 through September 30, 2022	27,357	12,820	60

Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2022. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	As of September 30, 2022
Consumer Loan Assignment Year	Forecasted Collection %	Advance % (1)	Spread %	% of Forecast Realized (2)
2013	73.4%	47.6%	25.8%	99.8%
2014	71.7%	47.7%	24.0%	99.5%
2015	65.2%	44.5%	20.7%	99.0%
2016	63.8%	43.8%	20.0%	98.4%
2017	64.6%	43.2%	21.4%	96.6%
2018	65.1%	43.5%	21.6%	91.1%
2019	66.5%	44.0%	22.5%	80.9%
2020	67.9%	43.9%	24.0%	65.1%
2021	66.8%	46.0%	20.8%	41.3%
2022 (3)	66.5%	47.6%	18.9%	10.5%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Presented as a percentage of total forecasted collections.
(3)The forecasted collection rate, advance rate and spread for 2022 Consumer Loans as of September 30, 2022 include both Consumer Loans that were in our portfolio as of June 30, 2022 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates, and spreads for each of these segments:

	As of September 30, 2022
2022 Consumer Loan Assignment Period	Forecasted Collection %	Advance %	Spread %
January 1, 2022 through June 30, 2022	66.3%	47.9%	18.4%
July 1, 2022 through September 30, 2022	66.9%	46.9%	20.0%

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age. For 2018 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections. Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

The spread between the forecasted collection rate and the advance rate has ranged from 18.9% to 25.8%, on an annual basis, over the last 10 years. The spreads in 2019 and 2020 were positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The decrease in the spread from 2021 to 2022 was primarily due to Consumer Loan performance, as the performance of 2021 Consumer Loans has exceeded our initial estimates while the performance of 2022 Consumer Loans has been lower than our initial estimates, and a lower initial spread on 2022 Consumer Loans due to the advance rate increasing by a greater margin than the initial forecast. The increase in the spread from the first six months of 2022 to the third quarter of 2022 was primarily due to Consumer Loan performance, as the performance of Consumer Loans assigned during the first six months of 2022 has been significantly lower than our initial estimates, and a higher initial spread on Consumer Loans assigned during the third quarter of 2022 due to the advance rate decreasing by a greater margin than the initial forecast.

The following table compares our forecast of Consumer Loan collection rates as of September 30, 2022 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	September 30, 2022	Initial Forecast	Variance	September 30, 2022	Initial Forecast	Variance
2013	73.4%	72.1%	1.3%	74.3%	71.6%	2.7%
2014	71.5%	71.9%	-0.4%	72.5%	70.9%	1.6%
2015	64.5%	67.5%	-3.0%	68.9%	68.5%	0.4%
2016	63.0%	65.1%	-2.1%	66.0%	66.5%	-0.5%
2017	64.0%	63.8%	0.2%	66.3%	64.6%	1.7%
2018	64.5%	63.6%	0.9%	66.3%	63.5%	2.8%
2019	66.2%	63.9%	2.3%	67.1%	64.2%	2.9%
2020	67.8%	63.3%	4.5%	68.1%	63.6%	4.5%
2021	66.6%	66.3%	0.3%	67.3%	66.3%	1.0%
2022	66.1%	67.3%	-1.2%	67.3%	67.7%	-0.4%

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of September 30, 2022 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2013	73.4%	47.2%	26.2%	74.3%	51.5%	22.8%
2014	71.5%	47.2%	24.3%	72.5%	51.8%	20.7%
2015	64.5%	43.4%	21.1%	68.9%	50.2%	18.7%
2016	63.0%	42.1%	20.9%	66.0%	48.6%	17.4%
2017	64.0%	42.1%	21.9%	66.3%	45.8%	20.5%
2018	64.5%	42.7%	21.8%	66.3%	45.2%	21.1%
2019	66.2%	43.1%	23.1%	67.1%	45.6%	21.5%
2020	67.8%	43.0%	24.8%	68.1%	45.5%	22.6%
2021	66.6%	45.1%	21.5%	67.3%	47.7%	19.6%
2022	66.1%	46.5%	19.6%	67.3%	50.1%	17.2%

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

The spread on Dealer Loans decreased from 21.5% in 2021 to 19.6% in 2022 primarily as a result of Consumer Loan performance, as the performance of 2021 Consumer Loans in our Dealer Loan portfolio has exceeded our initial estimates while the performance of 2022 Consumer Loans in our Dealer Loan portfolio has been significantly lower than our initial estimates, and a lower initial spread on 2022 Consumer Loans in our Dealer Loan portfolio, due to the advance rate increasing by a greater margin than the initial forecast in our Dealer Loan portfolio. The spread on Purchased Loans decreased from 19.6% in 2021 to 17.2% in 2022 primarily as a result of Consumer Loan performance, as the performance of the 2021 Consumer Loans in our Purchased Loan portfolio has significantly exceeded our initial estimates while the performance of 2022 Consumer Loans in our Purchased Loan portfolio has been lower than our initial estimates, and a lower initial spread on 2022 Consumer Loans in our Purchased Loan portfolio, due to the advance rate increasing by a greater margin than the initial forecast in our Purchased Loan portfolio.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.9 to 1 as of September 30, 2022. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last seven quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2021	-7.5%	-2.2%
June 30, 2021	-28.7%	-20.5%
September 30, 2021	-29.4%	-17.9%
December 31, 2021	-22.6%	-12.7%
March 31, 2022	-22.1%	-10.5%
June 30, 2022	5.1%	22.0%
September 30, 2022	29.3%	32.1%

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

Unit and dollar volumes grew 29.3% and 32.1%, respectively, during the third quarter of 2022 as the number of active Dealers grew 12.6% and the average unit volume per active Dealer grew 15.1%. Unit volume for October 2022 grew 21.2% compared to unit volume for October 2021. The comparable 2021 periods reflected significant declines in unit volume, which we believe were primarily due to low dealer inventories and elevated used vehicle prices, which we believe were primarily due to the downstream impact of supply chain disruptions in the automotive industry.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Consumer Loan unit volume	71,937	55,620	29.3%	218,393	219,303	-0.4%
Active Dealers (1)	8,547	7,588	12.6%	10,880	10,815	0.6%
Average volume per active Dealer	8.4	7.3	15.1%	20.1	20.3	-1.0%

Consumer Loan unit volume from Dealers active both periods	56,381	48,141	17.1%	192,302	201,409	-4.5%
Dealers active both periods	5,518	5,518	—	8,096	8,096	—
Average volume per Dealer active both periods	10.2	8.7	17.1%	23.8	24.9	-4.5%

Consumer Loan unit volume from Dealers not active both periods	15,556	7,479	108.0%	26,091	17,894	45.8%
Dealers not active both periods	3,029	2,070	46.3%	2,784	2,719	2.4%
Average volume per Dealer not active both periods	5.1	3.6	41.7%	9.4	6.6	42.4%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Consumer Loan unit volume from new active Dealers	2,522	1,476	70.9%	17,653	12,361	42.8%
New active Dealers (1)	674	460	46.5%	2,044	1,615	26.6%
Average volume per new active Dealer	3.7	3.2	15.6%	8.6	7.7	11.7%

Attrition (2)	-13.4%	-16.6%		-8.2%	-9.2%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last seven quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2021	65.4%	34.6%	62.7%	37.3%
June 30, 2021	66.9%	33.1%	64.0%	36.0%
September 30, 2021	69.9%	30.1%	66.8%	33.2%
December 31, 2021	71.8%	28.2%	68.0%	32.0%
March 31, 2022	72.7%	27.3%	68.6%	31.4%
June 30, 2022	74.0%	26.0%	70.4%	29.6%
September 30, 2022	74.3%	25.7%	70.5%	29.5%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of September 30, 2022 and December 31, 2021, the net Dealer Loans receivable balance was 64.1% and 61.3%, respectively, of the total net Loans receivable balance.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue:
Finance charges	$420.6	$442.1	$(21.5)	-4.9%
Premiums earned	16.4	15.4	1.0	6.5%
Other income	23.3	12.6	10.7	84.9%
Total revenue	460.3	470.1	(9.8)	-2.1%
Costs and expenses:
Salaries and wages (1)	66.9	63.2	3.7	5.9%
General and administrative (1)	16.6	16.9	(0.3)	-1.8%
Sales and marketing (1)	19.7	16.3	3.4	20.9%
Provision for credit losses	180.3	(8.3)	188.6	-2,272.3%
Interest	41.8	39.8	2.0	5.0%
Provision for claims	12.9	10.0	2.9	29.0%
Total costs and expenses	338.2	137.9	200.3	145.3%
Income before provision for income taxes	122.1	332.2	(210.1)	-63.2%
Provision for income taxes	35.3	82.2	(46.9)	-57.1%
Net income	$86.8	$250.0	$(163.2)	-65.3%
Net income per share:
Basic	$6.53	$15.83	$(9.30)	-58.7%
Diluted	$6.49	$15.79	$(9.30)	-58.9%
Weighted average shares outstanding:
Basic	13,293,224	15,795,963	(2,502,739)	-15.8%
Diluted	13,364,160	15,829,166	(2,465,006)	-15.6%

(1) Operating expenses	$103.2	$96.4	$6.8	7.1%

Finance Charges. The decrease of $21.5 million, or 4.9%, was primarily the result of a decrease in the average net Loans receivable balance, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2022	2021	Change
Average net Loans receivable balance	$6,316.6	$6,676.8	$(360.2)
Average yield on our Loan portfolio	26.6%	26.5%	0.1%

The following table summarizes the impact each component had on the overall decrease in finance charges for the three months ended September 30, 2022:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2022
Due to a decrease in the average net Loans receivable balance	$(23.9)
Due to an increase in the average yield	2.4
Total decrease in finance charges	$(21.5)

The decrease in the average net Loans receivable balance was primarily due to the principal collected on Loans receivable exceeding the dollar volume of new Consumer Loan assignments.

Other Income. The increase of $10.7 million, or 84.9%, was primarily due to:
•A $5.2 million increase in remarketing fee income for fees related to the repossession and remarketing of vehicles, which included $4.5 million of fees charged to dealers for repossession activity that occurred from August 2020 through June 2022.
•A $4.1 million increase in ancillary product profit sharing income primarily due to a decrease in average claim rates on Guaranteed Asset Protection (“GAP”) contracts.

Operating Expenses. The increase of $6.8 million, or 7.1%, was primarily due to:
•An increase in salaries and wages expense of $3.7 million, or 5.9%, primarily due to:
•An increase of $10.1 million, excluding stock-based compensation expense, primarily related to an increase in the number of team members in our technology department.
•A decrease of $6.4 million in stock-based compensation expense, primarily related to stock options. From December 2020 through June 2021, we granted stock options, subject to shareholder approval of an amendment to our incentive compensation plan. Because stock-based awards subject to shareholder approval are not considered granted for accounting purposes until that approval is received, no stock-based compensation expense could be recognized with respect to those stock options until we received shareholder approval at the annual meeting on July 21, 2021. Accordingly, the first annual vesting installment was recognized over the period from July 2021 through the first anniversary of the date on which the options were granted, resulting in a higher expense during the third quarter of 2021.
•An increase in sales and marketing expense of $3.4 million, or 20.9%, primarily due to a change in the compensation plan for our sales force in September 2021, an increase in the size of our sales force, and growth in Consumer Loan assignment unit volume.

Provision for Credit Losses. The increase of $188.6 million was primarily due to an increase in provision for credit losses on forecast changes.

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

(In millions)	For the Three Months Ended September 30,
Provision for Credit Losses	2022	2021	Change
New Consumer Loan assignments	$83.4	$75.5	$7.9
Forecast changes	96.9	(83.8)	180.7
Total	$180.3	$(8.3)	$188.6

The increase in provision for credit losses related to forecast changes was primarily due to a decline in Consumer Loan performance during the third quarter of 2022 compared to an improvement in Consumer Loan performance during the third quarter of 2021. During the third quarter of 2022, we reduced our estimate of future net cash flows by $85.4 million to reflect a decline in Consumer Loan performance during the period. During the third quarter of 2021, we increased our estimate of future net cash flows by $82.3 million to reflect an improvement in Consumer Loan performance during the period.

The increase in provision for credit losses related to new Consumer Loan assignments was primarily due to a 29.3% increase in Consumer Loan assignment unit volume, partially offset by a decrease in the average provision per Consumer Loan assignment.

Provision for Income Taxes. For the three months ended September 30, 2022, the effective income tax rate increased to 28.9% from 24.7% for the three months ended September 30, 2021. The increase was primarily due to changes in state and local tax laws that were enacted during the third quarter of 2022 and the impact of non-deductible expenses on our effective income tax rate, which increased in magnitude from 2021 to 2022 primarily due to a decrease in pre-tax income. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue:
Finance charges	$1,270.3	$1,312.4	$(42.1)	-3.2%
Premiums earned	45.6	45.6	—	—%
Other income	57.5	34.8	22.7	65.2%
Total revenue	1,373.4	1,392.8	(19.4)	-1.4%
Costs and expenses:
Salaries and wages (1)	196.7	150.9	45.8	30.4%
General and administrative (1)	67.8	79.9	(12.1)	-15.1%
Sales and marketing (1)	57.9	48.4	9.5	19.6%
Provision for credit losses	351.1	(17.5)	368.6	-2,106.3%
Interest	117.2	125.6	(8.4)	-6.7%
Provision for claims	34.0	29.3	4.7	16.0%
Total costs and expenses	824.7	416.6	408.1	98.0%
Income before provision for income taxes	548.7	976.2	(427.5)	-43.8%
Provision for income taxes	140.2	235.5	(95.3)	-40.5%
Net income	$408.5	$740.7	$(332.2)	-44.8%
Net income per share:
Basic	$29.90	$44.77	$(14.87)	-33.2%
Diluted	$29.74	$44.73	$(14.99)	-33.5%
Weighted average shares outstanding:
Basic	13,662,178	16,543,326	(2,881,148)	-17.4%
Diluted	13,737,871	16,559,639	(2,821,768)	-17.0%

(1) Operating expenses	$322.4	$279.2	$43.2	15.5%

Finance Charges. The decrease of $42.1 million, or 3.2%, was primarily the result of a decrease in the average net Loans receivable balance, partially offset by an increase in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2022	2021	Change
Average net Loans receivable balance	$6,316.9	$6,772.6	$(455.7)
Average yield on our Loan portfolio	26.8%	25.8%	1.0%

The following table summarizes the impact each component had on the overall decrease in finance charges for the nine months ended September 30, 2022:

(In millions)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2022
Due to a decrease in the average net Loans receivable balance	$(88.3)
Due to an increase in the average yield	46.2
Total decrease in finance charges	$(42.1)

The decrease in the average net Loans receivable balance was primarily due to the principal collected on Loans receivable exceeding the dollar volume of new Consumer Loan assignments. The average yield on our Loan portfolio for the nine months ended September 30, 2022 increased as compared to the same period in 2021 primarily due to the adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Other Income. The increase of $22.7 million, or 65.2%, was primarily due to:
•A $16.3 million increase in ancillary product profit sharing income primarily due to a decrease in average claim rates on GAP contracts.
•A $5.0 million increase in remarketing fee income for fees related to the repossession and remarketing of vehicles, which included $3.1 million of fees charged to dealers for repossession activity that occurred from August 2020 through December 2021.

Operating Expenses. The increase of $43.2 million, or 15.5%, was primarily due to:
•An increase in salaries and wages expense of $45.8 million, or 30.4%, primarily due to:
•An increase of $24.2 million, excluding stock-based compensation expense, primarily related to an increase in the number of team members in our technology department.
•An increase of $21.6 million in stock-based compensation expense, primarily related to:
•An $11.5 million reversal of expense during the second quarter of 2021 due to the forfeiture of unvested restricted stock and restricted stock units upon the retirement of our former Chief Executive Officer in May 2021.
•An increase of $10.4 million related to stock options. From December 2020 through June 2021, we granted stock options, subject to shareholder approval of an amendment to our incentive compensation plan. Because stock-based awards subject to shareholder approval are not considered granted for accounting purposes until that approval is received, no stock-based compensation expense could be recognized with respect to those stock options until we received shareholder approval at the annual meeting on July 21, 2021.
•A decrease in general and administrative expense of $12.1 million, or 15.1%, primarily due to a decrease in legal expenses. Legal expenses for the nine months ended September 30, 2021 included a $27.2 million settlement with the Commonwealth of Massachusetts to settle and fully resolve the claims asserted by the Commonwealth of Massachusetts against the Company, while legal expenses for the nine months ended September 30, 2022 included the recognition of a $12.0 million contingent loss related to the Company reaching an agreement in principle to settle a previously-disclosed putative class action lawsuit.

Provision for Credit Losses. The increase of $368.6 million was due to an increase in provision for credit losses on forecast changes, partially offset by a decrease in provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Nine Months Ended September 30,
Provision for Credit Losses	2022	2021	Change
New Consumer Loan assignments	$283.5	$298.9	$(15.4)
Forecast changes	67.6	(316.4)	384.0
Total	$351.1	$(17.5)	$368.6

The increase in provision for credit losses related to forecast changes was primarily due to a decline in Consumer Loan performance during the first nine months of 2022 compared to an improvement in Consumer Loan performance during the same period in 2021. During the first nine months of 2022, we reduced our estimate of future net cash flows by $18.6 million to reflect a decline in Consumer Loan performance during the period. During the first nine months of 2021, we increased our estimate of future net cash flows by $294.2 million to reflect an improvement in Consumer Loan performance during the period. The results for the first nine months of 2022 include the impact of forecasting methodology changes implemented during the first quarter, which upon implementation increased our estimate of future net cash flows by $95.7 million and reduced our provision for credit losses by $70.6 million. The forecasting methodology changes included the removal of the COVID forecast adjustment from our estimate of future net cash flows and an enhancement to our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

The decrease in provision for credit losses related to new Consumer Loan assignments was primarily due to a 0.4% decrease in Consumer Loan assignment unit volume and a decrease in the average provision per Consumer Loan assignment.

Provision for Income Taxes. For the nine months ended September 30, 2022, our effective income tax rate increased to 25.6% from 24.1% for the nine months ended September 30, 2021. The increase was primarily due to changes in state and local tax laws that were enacted during the third quarter of 2022 and an increase in non-deductible executive compensation expense. Additionally, the impact of non-deductible expenses on our effective income tax rate also increased in magnitude from 2021 to 2022 due to a decrease in pre-tax income. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

As a result of the “remote first” strategy, we have excess space in the two office buildings that we own in Southfield, Michigan and the office space that we lease in Henderson, Nevada. Our Henderson lease, which we will not renew, expires in December 2022. We are currently considering options to further reduce our office space, which could result in the sale of one or both of our buildings. As there is currently a significant amount of unoccupied office space in Southfield, we believe the market value of our buildings and improvements, land and land improvements, and office furniture and equipment is significantly less than their combined carrying value of $39.2 million. If we were to reclassify one or both of these buildings as held for sale, we would be required to record an impairment charge to reduce the carrying value of the buildings held for sale to their estimated market value less costs to sell.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of September 30, 2022. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

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

On August 12, 2022, we extended by three years the $500.0 million Term ABS financing that we entered into on August 28, 2019 and to which we refer as Term ABS 2019‑2. Under the amendment effecting the extension, the date on which the financing will cease to revolve has been extended from August 15, 2022 to August 15, 2025. The amendment has also increased the interest rate under the financing from 3.13% to 5.15%.

Cash and cash equivalents as of September 30, 2022 and December 31, 2021 was $10.7 million and $23.3 million, respectively. As of September 30, 2022 and December 31, 2021, we had $1,171.1 million and $1,532.4 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased to $4,625.9 million as of September 30, 2022 from $4,616.3 million as of December 31, 2021, primarily due to stock repurchases.

A summary of our scheduled principal debt maturities as of September 30, 2022 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2022	$315.2
2023	1,608.8
2024	1,293.8
2025	1,026.4
2026	403.1
Over five years	—
Total	$4,647.3

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended September 30, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2022	53,769	$493.94	53,769	365,838
August 1 to August 31, 2022	—	—	—	365,838
September 1 to September 30, 2022	—	—	—	365,838
	53,769	$493.94	53,769

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

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.102	Amendment No. 1 to Loan and Security Agreement and Backup Servicing Agreement, dated as of August 12, 2022, by and among the Company, Credit Acceptance Funding LLC 2019-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.102 to Credit Acceptance Corporation’s Current Report on Form 8-K filed August 17, 2022).
4.103	Second Amendment to Loan and Security Agreement, dated as of July 22, 2022, by and among Credit Acceptance Corporation, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A., and Wells Fargo Bank, National Association.
4.104	Seventh Amendment to Loan and Security Agreement, dated as of July 28, 2022, by and among Credit Acceptance Corporation, CAC Warehouse Funding LLC V and Fifth Third Bank, National Association.
4.105	Second Amendment to Loan and Security Agreement, dated as of July 28, 2022, by and among Credit Acceptance Corporation, Credit Acceptance Funding LLC 2021-1 and Fifth Third Bank, National Association.
10.16	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed June 10, 2021).*
31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Senior Vice President, Finance and Accounting
(Chief Accounting Officer)
Date:	November 1, 2022