Form 10-K
period 2022-12-31
CREDIT ACCEPTANCE CORP
filed 2023-02-10
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of 6,499,700 shares of the registrant’s common stock held by non-affiliates on June 30, 2022 was approximately $3,077.0 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At February 2, 2023, there were 12,833,388 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pertaining to the 2023 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2022

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

The vast majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2022	2021	2020
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	84.8%	91.0%	94.9%

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2020	64.1%	35.9%	60.6%	39.4%
2021	67.9%	32.1%	65.0%	35.0%
2022	73.5%	26.5%	69.8%	30.2%

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

Program Enrollment

Dealers are granted access to our Portfolio Program upon enrollment. Access to the Purchase Program is typically only granted to Dealers that meet one of the following:

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
•premiums earned on the reinsurance of vehicle service contracts; and
•other income, which primarily consists of ancillary product profit sharing, remarketing fees, Dealer enrollment fees, Dealer support products and services, and interest. For additional information, see Note 8 to the consolidated financial statements contained in Item 8 to this Form 10-K, which is incorporated herein by reference.

The following table sets forth the percent relationship to total revenue of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue	2022	2021	2020
Finance charges	92.0%	93.9%	93.6%
Premiums earned	3.4%	3.2%	3.4%
Other income	4.6%	2.9%	3.0%
Total revenue	100.0%	100.0%	100.0%

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

For the Years Ended December 31,	Dealer Enrollments	Active Dealers (1)
2020	3,413	12,690
2021	2,804	11,410
2022	3,627	11,901

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

The typical Dealer servicing agreement may be terminated by us or by the Dealer upon written notice. We may terminate the Dealer servicing agreement immediately in the case of an event of default by the Dealer.  Events of default include, among other things:

•the Dealer’s refusal to allow us to audit its records relating to the Consumer Loans assigned to us;
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

A Consumer Loan is originated by the Dealer when a consumer enters into a contract with a Dealer that sets forth the terms of the agreement between the consumer and the Dealer for the payment of the purchase price of the vehicle.  The amount of the Consumer Loan consists of the total principal and interest that the consumer is required to pay over the term of the Consumer Loan.  Consumer Loans are written on a contract form provided or approved by us. Although the Dealer is named in the Consumer Loan contract, the Dealer generally does not have legal ownership of the Consumer Loan for more than a moment and we, not the Dealer, are listed as lien holder on the vehicle title.  Consumers are obligated to make payments on the Consumer Loan directly to us, and any failure to make such payments will result in our pursuing payment through collection efforts.

All Consumer Loans submitted to us for assignment are processed through our Credit Approval Processing System (“CAPS”). CAPS allows Dealers to input a consumer’s credit application and view the response from us via the internet.  CAPS allows Dealers to: (1) receive a quick approval from us; (2) interact with our proprietary credit scoring system to optimize the structure of each transaction prior to delivery; and (3) create, electronically execute, and print legally compliant Consumer Loan documents.  All responses include the amount of funding (advance for a Dealer Loan or purchase price for a Purchased Loan), as well as any stipulations required for funding.  The amount of funding is determined using a formula which considers a number of factors including the timing and amount of cash flows expected on the related Consumer Loan and our target profitability at the time a Consumer Loan is submitted to us for assignment. The estimated future cash flows are determined based upon our proprietary credit scoring system, which considers numerous variables, including attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information, and other factors, to calculate a composite credit score that corresponds to an expected collection rate.  Our proprietary credit scoring system forecasts the collection rate based upon the historical performance of Consumer Loans in our portfolio that share similar characteristics.  The performance of our proprietary credit scoring system is evaluated monthly by comparing projected to actual Consumer Loan performance.  Adjustments are made to our proprietary credit scoring system as necessary.  For additional information on adjustments to forecasted collection rates, please see the Critical Accounting Estimates section in Item 7 of this Form 10-K, which is incorporated herein by reference.

While a Dealer can submit any legally compliant Consumer Loan to us for assignment, the decision whether to provide funding to the Dealer and the amount of any funding is made solely by us.  Through our Dealer Service Center, we perform all significant functions relating to the processing of the Consumer Loan applications and bear certain costs of Consumer Loan assignment, including the cost of assessing the adequacy of Consumer Loan documentation, compliance with our underwriting guidelines, and the cost of verifying employment, residence, and other information provided by the Dealer.

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

Our business model allows us to share the risk and reward of collecting on the Consumer Loans with the Dealers, more so with the Portfolio Program than the Purchase Program. Such sharing is intended to motivate the Dealer to assign better quality Consumer Loans, follow our underwriting guidelines, comply with various legal regulations, meet our credit compliance requirements, and provide appropriate service and support to the consumer after the sale. In addition, our Dealer Service Center works closely with Dealers to assist them in resolving any documentation deficiencies or funding stipulations. We believe this arrangement causes the interests of the Dealer, the consumer, and us to all be aligned.

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

If the vehicle sale proceeds are not sufficient to satisfy the balance owing on the Consumer Loan, we may offer the consumer the opportunity to settle any outstanding balance for less than the amount owed. At this point, the Consumer Loan is serviced by either: (1) our internal collection team, in the event the consumer is willing to make payments on the full or partial deficiency balance; or (2) where permitted by law, our external collection team, if it is believed that legal action is required to reduce the deficiency balance owing on the Consumer Loan. Our external collection team generally assigns Consumer Loans to third party collection attorneys who work on a contingency fee basis.

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

Competition

The market for consumers who do not qualify for conventional automobile financing is large and highly competitive. The market is currently served by “buy here, pay here” dealerships, banks, captive finance affiliates of automobile manufacturers, credit unions, and independent finance companies both publicly and privately owned.  Many of these companies are much larger and have greater resources than us. We compete on the basis of the level of service provided by our Dealer Service Center and sales personnel. In addition, we compete by offering a profitable and efficient method for Dealers to finance consumers who would be more difficult or less profitable to finance through other methods.

Customer and Geographic Concentrations

The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealers during 2022, 2021, and 2020:

	For the Year Ended December 31, 2022
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$353.0	9.7%	731	6.1%
New York	229.8	6.3%	687	5.8%
Ohio	205.7	5.7%	832	7.0%
Texas	205.5	5.7%	903	7.6%
New Jersey	204.0	5.6%	300	2.5%
All other states	2,427.3	67.0%	8,448	71.0%
Total	$3,625.3	100.0%	11,901	100.0%
	For the Year Ended December 31, 2021
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$343.4	10.8%	747	6.5%
New York	218.9	6.9%	709	6.2%
Ohio	181.5	5.7%	764	6.7%
Texas	170.2	5.4%	810	7.1%
Tennessee	162.9	5.1%	458	4.0%
All other states	2,090.9	66.1%	7,922	69.5%
Total	$3,167.8	100.0%	11,410	100.0%
	For the Year Ended December 31, 2020
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$325.2	8.9%	775	6.1%
Ohio	236.7	6.5%	853	6.7%
New York	234.2	6.4%	765	6.0%
Texas	215.9	5.9%	927	7.3%
Tennessee	179.8	4.9%	490	3.9%
All other states	2,449.4	67.4%	8,880	70.0%
Total	$3,641.2	100.0%	12,690	100.0%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Active Dealers are Dealers who have received funding for at least one Loan during the year.

No single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2022 or 2021.

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

Regulation

Our business is subject to laws and regulations, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, prohibitions against unfair, deceptive, and abusive acts and practices, and various other state and federal laws and regulations.  These laws and regulations, among other things, require licensing and qualification; limit interest rates, fees, and other charges associated with the Consumer Loans assigned to us; require specified disclosures by Dealers to consumers; govern the sale and terms of ancillary products; and define the rights to repossess and sell collateral. Failure to comply with these laws or regulations could have a material adverse effect on us by, among other things, limiting the jurisdictions in which we may operate, restricting our ability to realize the value of the collateral securing the Consumer Loans, making it more costly or burdensome to do business, or resulting in potential liability.  The volume of new or modified laws and regulations has increased in recent years. From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and by various regulatory agencies.  Such changes in laws and regulations may change our operating environment in substantial and unpredictable ways and may have a material adverse effect on our business.

We are subject to supervision by the Bureau of Consumer Financial Protection (the “Bureau”). The Bureau has rulemaking and enforcement authority over certain non-depository institutions, including us.  The Bureau is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive, or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures or consumer access to information for consumer financial products or services.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Bureau also may restrict the use of pre-dispute mandatory arbitration clauses in contracts between covered persons and consumers for a consumer financial product or service.  The Bureau also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business. The Dodd-Frank Act and regulations promulgated thereunder may affect our cost of doing business, may limit or expand our permissible activities, may affect the competitive balance within our industry and market areas, and could have a material adverse effect on us.

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

Ongoing Regulatory Matters

Regulatory matters to which we are a party include the following matters, in each case the eventual scope, duration, and outcome of which we cannot predict at this time.

•On December 1, 2021, we received a subpoena from the Office of the Attorney General for the State of California seeking documents and information regarding GAP products, GAP product administration, and refunds.

•On May 7, 2019, we received a subpoena from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York. On July 30, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, both from the Consumer Frauds and Protection Bureau and the Investor Protection Bureau, relating to the Company’s origination and collection policies and procedures in the state of New York and its securitizations. On August 28, 2020, we were informed that one of the two additional subpoenas was being withdrawn. On November 16, 2020, we received an additional subpoena for documents from the Office of the New York State Attorney General. On November 19, 2020, the Company received a letter from the Office of the New York State Attorney General stating that the New York State Attorney General was considering bringing claims against the Company under the Dodd-Frank Act, New York Executive Law § 63(12), the New York Martin Act and New York General Business Law § 349 in connection with the Company’s origination and securitization practices. On December 9, 2020, we responded to the New York State Attorney General’s letter disputing the assertions contained therein. On December 21, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, one relating to data and the other seeking testimony. On February 24 and April 30, 2021, we received additional subpoenas from the Office of the New York State Attorney General seeking information relating to its investigation. On August 23, 2022, we received a letter from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General stating that the Office of the New York State Attorney General intended to commence litigation against the Company asserting violations of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352 et seq. and applicable federal laws, including but not limited to claims that the Company engaged in unfair and deceptive trade practices in auto lending, debt collection, and asset-backed securitizations in the State of New York in violation of the Dodd-Frank Act, New York Executive Law § 63(12), the New York Martin Act and New York General Business Law § 349, and seeking to obtain injunctive relief, restitution, civil penalties, damages, disgorgement, reformation, rescission, costs, and such other relief as the court may deem just and proper. On January 4, 2023, the Office of the New York State Attorney General and the Bureau jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the Consumer Financial Protection Act of 2010 (the “CFPA”), 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. The Company intends to vigorously defend itself in this matter.

•On April 22, 2019, we received a civil investigative demand from the Bureau seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs, and credit reporting. On May 7, 2020, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. The Company raised various objections to the May 7, 2020 civil investigative demand, and on May 26, 2020, we were notified that it was withdrawn. On June 1, 2020, we received another civil investigative demand that was similar to the May 7, 2020 demand, and which raised many of the same objections. We formally petitioned the Bureau to modify the June 1, 2020 civil investigative demand. On September 3, 2020, the Director of the Bureau denied our petition to modify the June 1, 2020 civil investigative demand. On December 23, 2020, we received a civil investigative demand for investigational hearings in connection with the Bureau’s investigation. The Company objected to certain portions of the civil investigative demands for hearings and, on January 19, 2021, the Bureau notified the Company that it had withdrawn such portions from the December 23, 2020 civil investigative demands. On March 11, 2021, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation and an investigational hearing. On June 3, 2021, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. On December 6, 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the Staff of the Office of Enforcement (“Staff”) of the Bureau, stating that the Staff was considering whether to recommend that the Bureau take legal action against the Company for alleged violations of the CFPA in connection with the Company’s consumer loan origination practices. The NORA letter stated that the Bureau may allege that the Company (i) committed abusive and unfair acts or practices in violation of 12 U.S.C. § 5531(c) and (d) and 12 U.S.C. § 5536(a)(1)(B) and (ii) substantially assisted the deceptive acts of others in violation of 12 U.S.C. § 5536 (a)(3). The NORA letter also stated that, in connection with any action, the Bureau may seek all remedies available under the CFPA, including civil money penalties, consumer redress, and injunctive relief. On January 18, 2022, the Company responded to the NORA letter disputing that it had committed any violations. On March 7, 2022, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. As noted above, on January 4, 2023, the Bureau and the Office of the New York State Attorney General jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the CFPA, 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. The Company intends to vigorously defend itself in this matter.

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

Support. The support function includes team members that are responsible for engineering, corporate legal and compliance, human resources, finance, analytics, and marketing and product management.

The table below presents team members by operating function:

	Number of Team Members As of December 31,
Operating Function	2022	2021	2020
Originations	505	500	527
Servicing	913	895	867
Support	828	678	639
Total	2,246	2,073	2,033

As of December 31, 2022, we had 2,246 full- and part-time team members.  Our team members have no union affiliations, and we believe our relationship with our team members is in good standing. We strive to create a work environment that is pleasant, professional, and free from intimidation, hostility, or other offenses that may interfere with work performance. All team members complete non-discrimination and anti-harassment training, promoting a safe and inclusive work environment.

The vast majority of our team members work remotely from locations within the United States, with nearly half of our team members located outside of Michigan. Our Company is highly diverse, as more than half of our team members are women, and more than half belong to a minority ethnicity. Our team members reflect diversity of nationality, faith, age, and sexual orientation. We believe that our workplace is naturally diverse and inclusive due to our practices of maintaining open and transparent communication and fostering a climate in which all team members are welcome to speak up and contribute. We have a Diversity and Inclusion Committee, chaired by a senior manager, tasked with generating concrete actions that we can take together to help our communities heal and make our culture and our Company stronger.

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

The vast majority of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories. Consumer Loans made to these individuals generally entail a higher risk of delinquency, default, and repossession, and higher losses than loans made to consumers with better credit. Since most of our revenue and cash flows from operations are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results. At the time of assignment, we forecast future expected cash flows from the Consumer Loan. Based on these forecasts, which include estimates for wholesale vehicle prices in the event of vehicle repossession and sale, we make an advance or one-time purchase payment to the related Dealer at a level designed to maximize economic profit, a non-GAAP financial measure. We continue to forecast the expected collection rate of each Consumer Loan subsequent to assignment. These forecasts also serve as a critical assumption in our accounting for recognizing finance charge income and determining our allowance for credit losses. Please see the Critical Accounting Estimates – Finance Charge Revenue & Allowance for Credit Losses section in Item 7 of this Form 10-K, which is incorporated herein by reference. Actual cash flows from any individual Consumer Loan are often different from cash flows estimated at the time of assignment. There can be no assurance that our forecasts will be accurate or that Consumer Loan performance will be as expected. In periods with changing economic conditions, accurately forecasting the performance of Consumer Loans is more difficult. In the event that our forecasts are not accurate, our financial position, liquidity, and results of operations could be materially adversely affected.

Due to competition from traditional financing sources and non-traditional lenders, we may not be able to compete successfully.

The automobile finance market for consumers who do not qualify for conventional automobile financing is large and highly competitive. The market is served by a variety of companies, including “buy here, pay here” dealerships. The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions, and independent finance companies both publicly and privately owned. Many of these companies are much larger and have greater financial resources than are available to us, and many have long standing relationships with automobile dealerships. Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted, the flexibility of loan terms offered, and the quality of service provided to dealers and consumers. We may be unable to compete successfully in the automobile finance market or, due to the intense competition in this market, our results of operations, cash flows, and financial condition may be adversely affected as we adjust our business in response to competitive pressures. Increasing advance rates on Loans has the impact of reducing the return on capital we expect to earn on Loans. Additionally, if we are unsuccessful in maintaining and expanding our relationships with Dealers, we may be unable to accept Consumer Loans in the volume and on the terms that we anticipate.

An outbreak of contagious disease, such as the COVID-19 pandemic, or other public health emergency could materially and adversely affect our business, financial condition, liquidity, and results of operations.

The COVID-19 pandemic caused a deterioration in the U.S. economy and our industry, resulted in a period of substantial economic and financial market turmoil and adversely affected our business. In the early stages of the pandemic, certain state governments implemented social distancing guidelines, travel bans and restrictions, quarantines, stay-at-home orders, and shutdowns of non-essential businesses. These actions caused economic hardship in the areas in which they were implemented. Though such restrictions have lessened, uncertainty remains as to when economic conditions will fully return to normal. Additionally, the automotive industry experienced many supply chain disruptions, which resulted in low dealer inventories and elevated used vehicle prices. As a result, we experienced a significant decline in Consumer Loan assignments. While unit volume for the year ended December 31, 2022 increased from the prior year, it remained below pre-pandemic levels.

The ultimate impact of the COVID-19 pandemic, and the potential impact of future contagious-disease outbreaks or other public health emergencies, are highly uncertain. Disruptions in our workforce, decreases in collections from our consumers, declines in Consumer Loan assignments, or extended periods of economic or supply chain disruptions resulting from the COVID-19 pandemic or from future contagious-disease outbreaks or other public health emergencies could cause a material adverse effect on our financial position, liquidity, and results of operations. Financial market disruptions, as occurred during the early stages of the COVID-19 outbreak, that occur as a result of contagious-disease outbreaks or other public health emergencies could reduce our ability to access capital or our consumers’ ability to repay past or future Consumer Loans and could negatively affect our liquidity and results of operations. The COVID-19 pandemic could continue to, and may materially—and any future contagious-disease outbreak or other public health emergency could materially—adversely affect our business, financial condition, liquidity, and results of operations and also intensify the risks described in the other risk factors disclosed in this Form 10-K.

Reliance on third parties to administer our ancillary product offerings could adversely affect our business and financial results.

We have relationships with TPPs to administer vehicle service contracts and GAP underwritten by third party insurers and financed by us. We depend on these TPPs to evaluate and pay claims in an accurate and timely manner. If our relationships with these TPPs were modified, disrupted, or terminated, we would need to obtain these services from an alternative administrator or provide them using our internal resources. We may be unable to replace these TPPs with a suitable alternative in a timely and efficient manner on terms we consider acceptable, or at all. In the event we were unable to effectively administer our ancillary products offerings, we may need to eliminate or suspend our ancillary product offerings from our future business, we may experience a decline in the performance of our Consumer Loans, our reputation in the marketplace could be undermined, and our financial position, liquidity, and results of operations could be adversely affected.

We are dependent on our senior management and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

Our senior management average 15 years of experience with us. Our success is dependent upon the management and the leadership skills of this team. In addition, competition from other companies to hire our team members possessing the necessary skills and experience required could contribute to an increase in team member turnover. The loss of any of these individuals or an inability to attract and retain additional qualified team members could adversely affect us. There can be no assurance that we will be able to retain our existing senior management or attract additional qualified team members.

Our reputation is a key asset to our business, and our business may be affected by how we are perceived in the marketplace.

Our reputation is a key asset to our business. Our ability to attract consumers through our Dealers is highly dependent upon external perceptions of our level of service, trustworthiness, business practices, and financial condition. Negative publicity regarding these matters could damage our reputation among existing and potential consumers and Dealers, which could make it difficult for us to attract new consumers and Dealers and maintain existing Dealers. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.

The concentration of our Dealers in several states could adversely affect us.

Dealers are located throughout the United States. During the year ended December 31, 2022, our five largest states (measured by advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program) contained 29.0% of our Dealers. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealers in these five states due to the number of Dealers in these states and currently prevailing economic, demographic, regulatory, competitive, and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity, and results of operations.

Reliance on our outsourced business functions could adversely affect our business.

We outsource certain business functions to third party service providers, which increases our operational complexity and decreases our control. We rely on these service providers to provide a high level of service and support, which subjects us to risks associated with inadequate or untimely service. In addition, if these outsourcing arrangements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider or provide them using our internal resources. We may be unable to replace, or be delayed in replacing these sources and there is a risk that we would be unable to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner. In the future, we may outsource additional business functions. If any of these or other risks related to outsourcing were realized, our financial position, liquidity, and results of operations could be adversely affected.

Our ability to hire and retain foreign engineering personnel could be hindered by immigration restrictions.

A portion of our engineering team is composed of foreign nationals whose ability to work for us depends on maintaining the necessary H-1B visas. The H-1B visa category allows U.S. employers to hire qualified foreign nationals to perform services in specialty occupations that require the attainment of at least a bachelor’s degree or its equivalent. Our ability to hire and retain these foreign nationals and their ability to remain and work in the United States are affected by various laws and regulations, including limitations on the number of available H-1B visas, which the U.S. government allocates by lottery. Changes in the laws or regulations affecting the availability, allocation, and/or cost of H-1B visas, eligibility for the H-1B visa category, or otherwise affecting the admission or retention of skilled foreign nationals by U.S. employers, or any increase in demand for H-1B visas relative to the limited supply of those visas, may adversely affect our ability to hire or retain foreign engineering personnel and may, as a result, increase our operating costs and impair our business operations.

We may be unable to execute our business strategy due to current economic conditions.

Our financial position, liquidity, and results of operations depend on management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include achieving our desired Consumer Loan assignment volume, continued and successful use of CAPS and pricing strategy, the use of effective credit risk management techniques and servicing strategies, continued investment in technology to support operating efficiency, and continued access to funding and liquidity sources. Although our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital and infrastructure constraints, there can be no assurance that this strategy will have its intended effect. Please see the Consumer Loan Volume section in Item 7 of this Form 10-K, which is incorporated herein by reference. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity, and results of operations.

Adverse changes in economic conditions, the automobile or finance industries, or the non-prime consumer market could adversely affect our financial position, liquidity, and results of operations, the ability of key vendors that we depend on to supply us with services, and our ability to enter into future financing transactions.

We are subject to general economic conditions which are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions, and losses may increase on our Consumer Loans and Consumer Loan prepayments may decline. These periods are also typically accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, inflation, higher gasoline prices, increased focus on climate-related initiatives and regulation, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit, or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values of automobiles. Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions, and losses on our Consumer Loans could be higher than those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn.

We rely on Dealers to originate Consumer Loans for assignment under our programs. High levels of Dealer attrition, due to a general economic downturn or otherwise, could materially adversely affect our operations. In addition, we rely on vendors to provide us with services we need to operate our business. Any disruption in our operations due to the untimely or discontinued supply of these services could substantially adversely affect our operations. Finally, during an economic slowdown or recession, our servicing costs may increase without a corresponding increase in finance charge revenue. Any sustained period of increased delinquencies, defaults, repossessions, or losses or increased servicing costs could also materially adversely affect our financial position, liquidity, and results of operations and our ability to enter into future financing transactions.

Technological advancements or changes to trends in the automobile industry such as new autonomous driving technologies or car- and ride-sharing programs could decrease consumer demand for automobiles. Decreased consumer demand for automobiles could negatively impact demand for our financing programs as well as weaken collateral values of automobiles, which could materially adversely affect our financial position, liquidity, and results of operations.

Natural disasters, climate change, military conflicts, acts of war, terrorist attacks and threats, or the escalation of military activity in response to terrorist attacks or otherwise may negatively affect our business, financial condition, and results of operations.

Natural disasters, climate change, military conflicts such as the war in Ukraine, acts of war, terrorist attacks, and the escalation of military activity in response to terrorist attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, economic and financial market disruptions, loss of lives, damage to infrastructure, and job losses. These types of events or developments and their consequences may have an adverse effect on the economy in general, including diminished liquidity and credit availability, reduced consumer confidence, disruptions to energy and food supplies, decreased economic growth, higher unemployment rates, increased inflation, and political and social upheaval. The consequences of these types of events or developments could reduce used-car sales and demand for our product, impair the performance of our Loan portfolio, limit our access to capital, and intensify other risk factors disclosed in this Form 10-K, including cybersecurity-related risks. Moreover, the potential for future military conflicts and terrorist attacks, natural disasters, and escalating effects of climate change, and the national and international responses to these threats, could affect our business in ways that cannot be predicted. The effect of any of these events, developments, or threats could have a material adverse effect on our business, financial condition, and results of operations.

Governmental or market responses to climate change and related environmental issues could have a material adverse effect on our business.

Governments have become increasingly focused on the effects of climate change and related environmental issues. How governments act to mitigate climate and related environmental risks, as well as associated changes in the behavior and preferences of businesses and consumers, could have an adverse effect on our business and results of operations. A decline in demand for gasoline-powered automobiles, such as could occur due to regulatory restrictions or a shift in consumer preference toward electric vehicles, could decrease the value of gasoline-powered vehicles securing outstanding Consumer Loans, which would weaken collateral coverage and increase the amount of loss in the event of default. Further, we may be compelled to change our business practices or our operational processes, and we could have less access to capital or face a higher cost of capital, because of climate- or environmental-driven changes in applicable law or due to related political, social, or market pressure. It is possible as well that changes in climate and related environmental risks, perceptions of them, and governmental responses to them may occur more rapidly than our ability to adapt without disrupting our business which could have a material adverse effect on our financial position and results of operations.

A small number of our shareholders have the ability to significantly influence matters requiring shareholder approval and such shareholders have interests which may conflict with the interests of our other security holders.

As of December 31, 2022, based on filings made with the SEC and other information made available to us, Allan V. Apple beneficially owned 24.6% of our common stock, Prescott General Partners, LLC and its affiliates beneficially owned 18.3% of our common stock, Jill Foss Watson beneficially owned 16.2% of our common stock, and John P. Neary beneficially owned 11.4% of our common stock (representing, collectively, beneficial ownership of 46.8% of our common stock, after taking into account those shares reported as beneficially owned by more than one of these shareholders). As a result, these shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation, or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

The beneficial ownership reported by Mr. Apple and Mr. Neary includes, in each case, beneficial ownership in their capacity as trustees of shares held in a trust established by our late founder, Donald Foss, for the benefit of members of Mr. Foss’s family and representing 11.4% of our common stock as of December 31, 2022. The shares in the trust are subject to the terms of a shareholder agreement, entered into by Mr. Foss on January 3, 2017. Under the terms of that agreement that became applicable to the trustees of the trust upon Mr. Foss’s death on August 14, 2022, until the final adjournment of the tenth annual meeting of shareholders held by the Company after the date of the shareholder agreement, the shares in the trust are to be voted in accordance with the recommendation of the Company’s Board of Directors with respect to election and removal of directors, certain routine matters and any other proposal to be submitted to the Company’s shareholders with respect to any extraordinary transaction providing for the acquisition of all of the Company’s outstanding common stock.

Capital and Liquidity Risks

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

Some of our debt agreements also impose requirements that we maintain specified financial measures not in excess of, or not below, specified levels. In particular, our revolving credit facility requires, among other things, that we maintain (i) as of the end of each fiscal quarter, a ratio of consolidated funded debt less unrestricted cash and cash equivalents to consolidated tangible net worth at or below a specified maximum and (ii) as of the end of each fiscal quarter, a ratio of consolidated income available for fixed charges for the period of four consecutive fiscal quarters most recently ended to consolidated fixed charges, as defined in the agreements, for that period of not less than a specified minimum. These covenants limit the manner in which we can conduct our business and could prevent us from engaging in favorable business activities or financing future operations and capital needs and impair our ability to successfully execute our strategy and operate our business.

A breach of any of the covenants in our debt instruments would result in an event of default thereunder if not promptly cured or waived. Any continuing default would permit the creditors to accelerate the related debt, which could also result in the acceleration of other debt containing a cross acceleration or cross default provision. In addition, an event of default under our revolving credit facility would permit the lenders thereunder to terminate all commitments to extend further credit under our revolving credit facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility or other secured debt, the lenders thereunder could cause the collateral agent to proceed against the collateral securing that debt. In the event our creditors accelerate the repayment of our debt, there can be no assurance that we would have sufficient assets to repay that debt, and our financial condition, liquidity, and results of operations would suffer.

A violation of the terms of our Term ABS facilities or Warehouse facilities could have a material adverse impact on our operations.

Under our Term ABS facilities and our Warehouse facilities, (1) we have various obligations and covenants as servicer and custodian of the Consumer Loans contributed thereto and in our individual capacity and (2) the special purpose subsidiaries to which we contribute Consumer Loans have various obligations and covenants. A violation of any of these obligations or covenants by us or the special purpose subsidiaries, respectively, may result in our being unable to obtain additional funding under our Warehouse facilities, the termination of our servicing rights, and the loss of servicing fees, and may result in amounts outstanding under our Term ABS financings and our Warehouse facilities becoming immediately due and payable. In addition, the violation of any financial covenant under our revolving secured line of credit facility is an event of default or termination event under certain of the Term ABS facilities and our Warehouse facilities. The lack of availability from any or all of these Term ABS facilities and Warehouse facilities may have a material adverse effect on our financial position, liquidity, and results of operations.

Our substantial debt could negatively impact our business, prevent us from satisfying our debt obligations, and adversely affect our financial condition.

We have a substantial amount of debt, which could have negative consequences, including the following:
•our ability to obtain additional financing for Consumer Loan assignments, working capital, debt refinancing, or other purposes could be impaired;
•a substantial portion of our cash flows from operations will be dedicated to paying principal and interest on our debt, reducing funds available for other purposes;
•we may be vulnerable to interest rate increases, as some of our borrowings, including those under our revolving credit facility and Warehouse facilities, bear interest at variable rates;
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

Our ability to make payments of principal and interest on indebtedness will depend in part on our cash flows from operations, which are subject to economic, financial, competitive, and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operations sufficient to permit us to meet our debt service obligations. If we are unable to generate sufficient cash flows from operations to service our debt, we may be required to sell assets, refinance all or a portion of our existing debt, or obtain additional financing. There can be no assurance that any refinancing will be possible or that any asset sales or additional financing can be completed on acceptable terms or at all.

Interest rate fluctuations may adversely affect our borrowing costs, profitability, and liquidity.

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

In July 2017, the United Kingdom Financial Conduct Authority, or the FCA (the authority that regulates LIBOR), announced that it would phase out LIBOR by the end of 2021. The FCA-regulated and authorized administrator of LIBOR indicated in 2020 that U.S.-dollar LIBOR for certain maturities would continue to be available until the end of June 2023. During 2022, we entered into amendments for most of our LIBOR-based facilities to transition to alternative benchmark rates. One of our Warehouse facilities and the corresponding interest rate cap agreement continue to utilize LIBOR as a benchmark for calculating the applicable interest rates. We plan to transition the remaining LIBOR-based facility and its related interest rate cap to an alternative benchmark. Any market volatility or disruption or changes in effective interest rates resulting from the discontinuance or replacement of LIBOR, or any failure to transition our remaining LIBOR-based facility and its related interest rate cap to an alternative benchmark, could adversely affect our access to the debt, securitization or derivative markets and increase our costs of funding and hedging. Such market volatility or disruption or higher costs of funding and hedging or any other similar increases in our cost of capital resulting from the phaseout or replacement of LIBOR could materially adversely affect our financial position, liquidity, and results of operations.

Alternatives to LIBOR that have been incorporated into our borrowings to date, such as the Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) and the Secured Overnight Financing Rate (“SOFR”), are relatively new reference rates with limited histories. The future performance of these alternatives to LIBOR cannot reliably be predicted based on their limited historical performance. Additionally, any other successor rates to LIBOR or successors to these initial alternatives to LIBOR may have different characteristics from those of LIBOR and these initial alternatives. As a result, the manner in which and degree to which the interest rates on our variable-interest-rate debt fluctuate relative to market interest rates may be more difficult to predict than prior to the phaseout of LIBOR.

Reduction in our credit rating could increase the cost of our funding from, and restrict our access to, the capital markets and adversely affect our liquidity, financial condition, and results of operations.

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

The conditions of the U.S. and international capital markets may adversely affect lenders with which we have relationships, causing us to incur additional costs and reducing our sources of liquidity, which may adversely affect our financial position, liquidity, and results of operations.

Periodically, there has been uncertainty in the global capital markets and the overall economy. Such uncertainty can result in disruptions in the financial sector and affect lenders with which we have relationships. Disruptions in the financial sector may increase our exposure to credit risk and adversely affect the ability of lenders to perform under the terms of their lending arrangements with us. Failure by our lenders to perform under the terms of our lending arrangements could cause us to incur additional costs that may adversely affect our liquidity, financial condition, and results of operations. There can be no assurance that future disruptions in the financial sector will not occur that could have similar adverse effects on our business.

Technology and Cybersecurity Risks

Our dependence on technology could have a material adverse effect on our business.

All Consumer Loans submitted to us for assignment are processed through our internet-based CAPS application, which enables our Dealers to interact with our proprietary credit scoring system. Our Consumer Loan servicing platform is also technology based. We rely on these systems to record and process significant amounts of data quickly and accurately. Our systems are dependent upon computer and telecommunications equipment, software systems, and internet access. The temporary or permanent loss of any components of these systems through hardware failures, software errors, operating malfunctions, the vulnerability of the internet, or otherwise could interrupt our business operations and harm our business.

Our systems, and the equipment, software, and internet access on which they depend, may be subject to cyber attacks, security breaches, and other cybersecurity incidents. Although the cybersecurity incidents we have experienced to date have not had a material effect on our business, financial condition, or results of operations, there can be no assurance that cybersecurity incidents will not have a material adverse effect on us in the future.

We rely on a variety of measures to protect our technology and proprietary information, including copyrights and a comprehensive information security program. However, these measures may not prevent misappropriation or infringement of our intellectual property or proprietary information, which would adversely affect us. In addition, our competitors or other third parties may allege that our systems, processes, or technologies infringe their intellectual property rights.

Our ability to integrate computer and telecommunications technologies into our business is essential to our success. Computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles. We may not be successful in anticipating, managing, or adopting technological changes on a timely basis. While we believe that our existing information systems are sufficient to meet our current demands and continued expansion, our future growth may require additional investment in these systems. We cannot assure that adequate capital resources will be available to us at the appropriate time.

Our use of electronic contracts could impact our ability to perfect our ownership or security interest in Consumer Loans.

Our systems permit origination and assignment of Consumer Loans in electronic form. We have engaged a TPP to facilitate the process of creating, establishing control of, and storing electronic contracts in a manner that enables us to perfect our ownership or security interest in the electronic contracts by satisfying the requirements for “control” of electronic chattel paper under the Uniform Commercial Code.

Although the law governing the perfection of ownership and security interests in electronic contracts was enacted in 2001, the statutory requirements for the relevant control arrangements have not been meaningfully tested in court. In addition, market practices regarding control of electronic contracts are still developing. As a result, there is a risk that the systems employed by us or any TPP to maintain control of the electronic contracts may not be sufficient as a matter of law to give us a perfected ownership or security interest in the Consumer Loans evidenced by electronic contracts. In addition, technological failure, including failure in the security or access restrictions with respect to the systems, and operational failure, such as the failure to implement and maintain adequate internal controls and procedures, could also affect our ability to obtain or maintain a perfected ownership or security interest in the Consumer Loans evidenced by electronic contracts (or the priority of such interests). Our failure or inability to perfect our ownership or security interest in the Consumer Loans could materially adversely affect our financial position, liquidity, and results of operations.

Failure to properly safeguard confidential consumer and team member information could subject us to liability, decrease our profitability, and damage our reputation.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and personally identifiable information of our consumers and team members, on our computer networks. The secure processing, maintenance, and transmission of this information is critical to our operations and business strategy.

If third parties or our team members are able to breach our network security, the network security of a third party that we share information with, or otherwise misappropriate our consumers’ and team members’ personal information, or if we give third parties or our team members improper access to our consumers’ and team members’ personal information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to secure online transmission of confidential consumer and team member information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive consumer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against, or alleviate problems caused by, security breaches or other cybersecurity incidents. Although we have experienced cybersecurity incidents from time to time that have not had a material effect on our business, financial condition, or results of operations, there can be no assurance that a cyber attack, security breach, or other cybersecurity incident will not have a material adverse effect on us in the future. Our security measures are designed to protect against security breaches, but our failure to prevent security breaches could subject us to liability, decrease our profitability, and damage our reputation.

Legal and Regulatory Risks

Litigation we are involved in from time to time may adversely affect our financial condition, results of operations, and cash flows.

As a result of the consumer-oriented nature of the industry in which we operate and uncertainties with respect to the application of various laws and regulations in some circumstances, we are subject to various consumer claims, litigation, and regulatory investigations seeking damages, fines, and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, and breach of contract. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines, and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors, or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory, and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions. A significant judgment against us in connection with any litigation or arbitration could have a material adverse effect on our financial position, liquidity, and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters is located in Southfield, Michigan, in an office building we purchased in 1993, which includes approximately 136,000 square feet of space. We also own a second office building in Southfield that we purchased in 2018, which includes approximately 297,000 square feet of space. We have a mortgage loan from a commercial bank that is secured by a first mortgage lien on the second office property. We previously leased office space in Henderson, Nevada. We elected not to renew that lease, and it expired on December 31, 2022.

The COVID-19 pandemic had a significant impact on our work environment, as the vast majority of our team members began working remotely. Because our remote operations and processes proved successful early on, we now pursue a “remote first” strategy to take advantage of the national talent pool and an increased rate of team member satisfaction. While remote work has become the primary experience for most of our team members, some team members, due to their personal preference or the nature of their responsibilities, have continued to work primarily in one of our office properties. Additionally, we have various on-site meetings, events and team building activities for which in-person attendance is encouraged. Therefore, we continue to have a need for some amount of office space.

As a result of the “remote first” strategy, we have significant excess space in the two office buildings that we own in Southfield, Michigan. We are actively exploring options to reduce our office space, which could result in the sale or lease of one or both of our buildings. As there is currently a significant amount of unoccupied office space in Southfield, we believe the market value of our buildings and improvements, land and land improvements, and office furniture and equipment is significantly less than their combined carrying value of $38.2 million. If we were to reclassify one or both of these buildings as held for sale, we would be required to record an impairment charge to reduce the carrying value of the buildings held for sale to their estimated market value less costs to sell.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation, and regulatory investigations seeking damages, fines, and statutory penalties. The claims allege, among other theories of liability, violations of state, federal, and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance, and other consumer-oriented laws and regulations, including claims seeking damages for alleged physical and mental harm relating to the repossession and sale of consumers’ vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines, and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors, or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory, and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions. An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity, and results of operations.

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

Holders

As of February 2, 2023, we had 84 shareholders of record of our common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the period beginning January 1, 2018 and ending on December 31, 2022 with the cumulative total return on the NASDAQ Composite Index and a peer group index based upon approximately 100 companies included in the Dow Jones U.S. Financial Services Index. The comparison assumes that $100 was invested on January 1, 2018 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

Source: Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.
Index Data: Copyright Dow Jones, Inc. Used with permission. All rights reserved.

Stock Repurchases

The following table summarizes our stock repurchases for the three months ended December 31, 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2022	—	$—	—	365,838
November 1 through November 30, 2022	—	—	—	365,838
December 1 through December 31, 2022	207,769	455.68	207,769	158,069
	207,769	$455.68	207,769

(1)On September 28, 2021, our board of directors authorized the repurchase by us from time to time of up to two million shares of our common stock (the “September 2021 Authorization”). The September 2021 Authorization, which was announced on October 1, 2021, does not have a specified expiration date. Repurchases under the September 2021 Authorization may be made in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5‑1 under the Securities Exchange Act of 1934, or otherwise.

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

For the year ended December 31, 2022, consolidated net income was $535.8 million, or $39.32 per diluted share, compared to $958.3 million, or $59.52 per diluted share, for the same period in 2021. The decrease in consolidated net income was primarily due to an increase in provision for credit losses, a decrease in finance charges, and an increase in operating expenses. The increase in provision for credit losses was primarily due to a decline in Consumer Loan performance. The decrease in finance charges was primarily the result of a decrease in the average net Loans receivable balance, which was primarily due to the principal collected on Loans receivable exceeding the dollar volume of new Consumer Loan assignments. The increase in operating expenses was primarily related to an increase in the number of team members in our engineering department. Our results for the year ended December 31, 2022 included:

•A decrease in forecasted collection rates for Consumer Loans assigned in 2021 and 2022, which decreased forecasted net cash flows from our loan portfolio by $59.7 million, or 0.7%.
•Forecasted profitability per Consumer Loan assignment that significantly exceeded our initial estimates for Consumer Loans assigned in 2018 through 2020 and was significantly less than our initial estimates for Consumer Loans assigned in 2022.
•An increase in Consumer Loan assignment volume, as unit and dollar volumes increased 4.4% and 14.5%, respectively, as compared to 2021.
•Stock repurchases of approximately 1.5 million shares, which represented 10.4% of the shares outstanding at the beginning of the year.

For the year ended December 31, 2021, consolidated net income was $958.3 million, or $59.52 per diluted share, compared to $421.0 million, or $23.47 per diluted share, for the same period in 2020. The increase in consolidated net income was primarily due to a decrease in provision for credit losses and an increase in finance charges. The decrease in provision for credit losses was primarily due to an improvement in Consumer Loan performance and a decrease in new Consumer Loan assignment volume. The increase in finance charges was primarily due to an increase in the average yield on our Loan portfolio, which was primarily the result of the adoption of the current expected credit loss (“CECL”) accounting standard on January 1, 2020. Our results for the year ended December 31, 2021 included:

•An increase in forecasted collection rates for Consumer Loans assigned in 2017 through 2021, which increased forecasted net cash flows from our loan portfolio by $326.1 million, or 3.4%.
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

Critical Success Factors

Critical success factors include our ability to accurately forecast Consumer Loan performance, access capital on acceptable terms, and maintain or grow Consumer Loan volume at the level and on the terms that we anticipate, with the objective to maximize economic profit over the long term. Economic profit is a non-GAAP financial measure we use to evaluate our financial results and determine profit-sharing for team members. We also use economic profit as a framework to evaluate business decisions and strategies. Economic profit measures how efficiently we utilize our total capital, both debt and equity, and is a function of the return on capital in excess of the cost of capital and the amount of capital invested in the business.

Consumer Loan Metrics

At the time a Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan. Based on the amount and timing of these forecasts and expected expense levels, an advance or one-time purchase payment is made to the related Dealer at a price designed to maximize economic profit.

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of December 31, 2022, with the forecasts as of December 31, 2021, as of December 31, 2020, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2022	December 31, 2021	December 31, 2020	Initial Forecast	December 31, 2021	December 31, 2020	Initial Forecast
2013	73.5%	73.4%	73.4%	72.0%	0.1%	0.1%	1.5%
2014	71.7%	71.5%	71.6%	71.8%	0.2%	0.1%	-0.1%
2015	65.2%	65.1%	65.2%	67.7%	0.1%	0.0%	-2.5%
2016	63.8%	63.6%	63.6%	65.4%	0.2%	0.2%	-1.6%
2017	64.7%	64.4%	64.1%	64.0%	0.3%	0.6%	0.7%
2018	65.2%	65.1%	64.0%	63.6%	0.1%	1.2%	1.6%
2019	66.6%	66.5%	64.4%	64.0%	0.1%	2.2%	2.6%
2020	67.8%	67.9%	64.8%	63.4%	-0.1%	3.0%	4.4%
2021	66.2%	66.5%	—	66.3%	-0.3%	—	-0.1%
2022	66.3%	—	—	67.5%	—	—	-1.2%

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

Consumer Loans assigned in 2013 and 2018 through 2020 have yielded forecasted collection results significantly better than our initial estimates, while Consumer Loans assigned in 2015, 2016, and 2022 have yielded forecasted collection results significantly worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates.

For the year ended December 31, 2022, forecasted collection rates improved for Consumer Loans assigned in 2014, 2016, and 2017, declined for Consumer Loans assigned in 2021 and 2022, and were generally consistent with expectations at the start of the period for all other assignment years presented.

For the year ended December 31, 2021, forecasted collection rates improved for Consumer Loans assigned in 2017 through 2021 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Years Ended December 31,
Increase (Decrease) in Forecasted Net Cash Flows	2022	2021	2020
Dealer Loans	$(41.6)	$87.7	$(41.1)
Purchased Loans	(18.1)	238.4	(5.2)
Total	$(59.7)	$326.1	$(46.3)
The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2013	$15,445	$7,344	47
2014	15,692	7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020	24,262	10,656	59
2021	25,632	11,790	59
2022	27,242	12,924	60

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

The profitability of our loans is primarily driven by the amount and timing of the net cash flows we receive from the spread between the forecasted collection rate and the advance rate, less operating expenses and the cost of capital. Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability, even if collection rates are less than we initially forecast.

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2022, as well as the forecasted collection rates and spread at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection % as of			Spread % as of
Consumer Loan Assignment Year	December 31, 2022	Initial Forecast	Advance % (1)	December 31, 2022	Initial Forecast	% of Forecast Realized (2)
2013	73.5%	72.0%	47.6%	25.9%	24.4%	99.8%
2014	71.7%	71.8%	47.7%	24.0%	24.1%	99.6%
2015	65.2%	67.7%	44.5%	20.7%	23.2%	99.1%
2016	63.8%	65.4%	43.8%	20.0%	21.6%	98.6%
2017	64.7%	64.0%	43.2%	21.5%	20.8%	97.3%
2018	65.2%	63.6%	43.5%	21.7%	20.1%	92.7%
2019	66.6%	64.0%	44.0%	22.6%	20.0%	83.7%
2020	67.8%	63.4%	43.9%	23.9%	19.5%	69.6%
2021	66.2%	66.3%	46.0%	20.2%	20.3%	47.7%
2022	66.3%	67.5%	47.4%	18.9%	20.1%	14.6%

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

The spread between the forecasted collection rate and the advance rate has ranged from 18.9% to 25.9% over the last 10 years. The spreads in 2019 and 2020 were positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The decrease in the spread from 2021 to 2022 was primarily the result of the performance of 2022 Consumer Loans, which performed worse than our initial estimates.

The following table compares our forecast of Consumer Loan collection rates as of December 31, 2022 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	December 31, 2022	Initial Forecast	Variance	December 31, 2022	Initial Forecast	Variance
2013	73.4%	72.1%	1.3%	74.3%	71.6%	2.7%
2014	71.6%	71.9%	-0.3%	72.5%	70.9%	1.6%
2015	64.5%	67.5%	-3.0%	68.9%	68.5%	0.4%
2016	63.0%	65.1%	-2.1%	66.0%	66.5%	-0.5%
2017	64.0%	63.8%	0.2%	66.3%	64.6%	1.7%
2018	64.6%	63.6%	1.0%	66.4%	63.5%	2.9%
2019	66.3%	63.9%	2.4%	67.2%	64.2%	3.0%
2020	67.7%	63.3%	4.4%	68.0%	63.6%	4.4%
2021	66.0%	66.3%	-0.3%	66.7%	66.3%	0.4%
2022	65.8%	67.3%	-1.5%	67.4%	68.0%	-0.6%

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of December 31, 2022 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2013	73.4%	47.2%	26.2%	74.3%	51.5%	22.8%
2014	71.6%	47.2%	24.4%	72.5%	51.8%	20.7%
2015	64.5%	43.4%	21.1%	68.9%	50.2%	18.7%
2016	63.0%	42.1%	20.9%	66.0%	48.6%	17.4%
2017	64.0%	42.1%	21.9%	66.3%	45.8%	20.5%
2018	64.6%	42.7%	21.9%	66.4%	45.2%	21.2%
2019	66.3%	43.1%	23.2%	67.2%	45.6%	21.6%
2020	67.7%	43.0%	24.7%	68.0%	45.5%	22.5%
2021	66.0%	45.1%	20.9%	66.7%	47.7%	19.0%
2022	65.8%	46.4%	19.4%	67.4%	50.1%	17.3%

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

The spread on Dealer Loans decreased from 20.9% in 2021 to 19.4% in 2022, primarily as a result of the performance of the 2022 Consumer Loans in our Dealer Loan portfolio, which performed worse than our initial estimates by a greater margin than those assigned to us in 2021. The spread on Purchased Loans decreased from 19.0% in 2021 to 17.3% in 2022 primarily as a result of the performance of the 2022 Consumer Loans in our Purchased Loan portfolio, which performed worse than our initial estimates, while the performance of the Consumer Loans in our Purchased Loan portfolio assigned during 2021 has exceeded our initial estimates. Additionally, 2022 Consumer Loans in our Purchased Loan portfolio had a lower initial spread, primarily due to the advance rate increasing by a greater margin than the initial forecast on 2022 Consumer Loans in our Purchased Loan portfolio.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio was 2.8 to 1 as of December 31, 2022. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last three years as compared to the same period in the previous year:

	Year over Year Percent Change
For the Year Ended December 31,	Unit Volume	Dollar Volume (1)
2020	-7.5%	-3.5%
2021	-21.4%	-13.0%
2022	4.4%	14.5%

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

During 2022, unit and dollar volumes increased 4.4% and 14.5%, respectively, as the number of active Dealers increased 4.3% while average volume per active Dealer remained consistent with prior year. Dollar volume increased more than unit volume in 2022 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned, primarily due to an increase in the average vehicle selling price. The comparable 2021 period reflected a significant decline in unit volume, which we believe was primarily due to low dealer inventories and elevated used vehicle prices, which we believe were primarily due to the downstream impact of supply chain disruptions in the automotive industry.

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

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	% Change	2021	2020	% Change
Consumer Loan unit volume	280,467	268,730	4.4%	268,730	341,967	-21.4%
Active Dealers (1)	11,901	11,410	4.3%	11,410	12,690	-10.1%
Average volume per active Dealer	23.6	23.6	0.0%	23.6	26.9	-12.3%

Consumer Loan unit volume from Dealers active both periods	250,114	250,214	0.0%	249,743	315,540	-20.9%
Dealers active both periods	8,691	8,691	—	9,196	9,196	—
Average volume per Dealer active both periods	28.8	28.8	0.0%	27.2	34.3	-20.9%

Consumer Loan unit volume from Dealers not active both periods	30,353	18,516	63.9%	18,987	26,427	-28.2%
Dealers not active both periods	3,210	2,719	18.1%	2,214	3,494	-36.6%
Average volume per Dealer not active both periods	9.5	6.8	39.7%	8.6	7.6	13.2%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	% Change	2021	2020	% Change
Consumer Loan unit volume from new active Dealers	28,223	18,267	54.5%	18,267	30,968	-41.0%
New active Dealers (1)	2,819	2,094	34.6%	2,094	2,730	-23.3%
Average volume per new active Dealer	10.0	8.7	14.9%	8.7	11.3	-23.0%

Attrition (2)	-6.9%	-7.7%		-7.7%	-8.3%

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program. The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2020	64.1%	35.9%	60.6%	39.4%
2021	67.9%	32.1%	65.0%	35.0%
2022	73.5%	26.5%	69.8%	30.2%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of December 31, 2022 and 2021, the net Dealer Loans receivable balance was 64.7% and 61.3%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our 2022 and 2021 results of operations and income statement data on a consolidated basis, including year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2022	2021	$ Change	% Change
Revenue:
Finance charges	$1,686.3	$1,742.6	$(56.3)	-3.2%
Premiums earned	62.7	60.3	2.4	4.0%
Other income	83.4	53.1	30.3	57.1%
Total revenue	1,832.4	1,856.0	(23.6)	-1.3%
Costs and expenses:
Salaries and wages (1)	262.0	218.1	43.9	20.1%
General and administrative (1)	88.7	100.3	(11.6)	-11.6%
Sales and marketing (1)	75.6	65.3	10.3	15.8%
Provision for credit losses	481.4	8.4	473.0	5,631.0%
Interest	166.6	164.2	2.4	1.5%
Provision for claims	46.4	38.8	7.6	19.6%
Total costs and expenses	1,120.7	595.1	525.6	88.3%
Income before provision for income taxes	711.7	1,260.9	(549.2)	-43.6%
Provision for income taxes	175.9	302.6	(126.7)	-41.9%
Net income	$535.8	$958.3	$(422.5)	-44.1%
Net income per share:
Basic	$39.50	$59.57	$(20.07)	-33.7%
Diluted	$39.32	$59.52	$(20.20)	-33.9%
Weighted average shares outstanding:
Basic	13,563,885	16,085,823	(2,521,938)	-15.7%
Diluted	13,625,081	16,100,552	(2,475,471)	-15.4%

(1) Operating expenses	$426.3	$383.7	$42.6	11.1%

Finance Charges. The decrease of $56.3 million, or 3.2%, was due to a decline in the average net Loans receivable balance, partially offset by an increase in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2022	2021	Change
Average net Loans receivable balance	$6,311.3	$6,694.9	$(383.6)
Average yield on our Loan portfolio	26.7%	26.0%	0.7%

The following table summarizes the impact each component had on the overall decrease in finance charges for the year ended December 31, 2022:

(In millions) Impact on finance charges:	For the Year Ended December 31, 2022
Due to a decrease in the average net Loans receivable balance	$(99.8)
Due to an increase in the average yield	43.5
Total decrease in finance charges	$(56.3)

The decrease in the average net Loans receivable balance was primarily due to the principal collected on Loans receivable exceeding the dollar volume of new Consumer Loan assignments. The average yield on our Loan portfolio for the year ended December 31, 2022 increased as compared to the same period in 2021 primarily due to the adoption of CECL on January 1, 2020, which requires us to recognize finance charges on new Consumer Loan assignments using effective interest rates based on contractual future net cash flows, which are significantly in excess of our expected yields.

Other Income. The increase of $30.3 million, or 57.1%, was primarily due to:
•A $20.4 million increase in ancillary product profit sharing income, primarily due to a decrease in average claim rates on GAP contracts and $5.9 million of income recognized in 2022 related to an inception-to-date adjustment to premium recognition timing based on our historical claims experience on GAP contracts.
•A $5.6 million increase in remarketing fee income for fees related to the repossession and remarketing of vehicles, which included $3.1 million of fees charged to dealers in 2022 for repossession activity that occurred from August 2020 through December 2021.
•A $5.4 million increase in interest income earned on restricted cash and cash equivalents primarily due to an increase in benchmark interest rates.

Operating Expenses. The increase of $42.6 million, or 11.1%, was primarily due to:
•An increase in salaries and wages expense of $43.9 million, or 20.1%, primarily due to:
▪An increase of $32.2 million, excluding stock-based compensation expense, primarily related to an increase in the number of team members in our engineering department.
▪An increase of $11.7 million in stock-based compensation expense, primarily related to an $11.5 million reversal of expense during 2021 due to the forfeiture of unvested restricted stock and restricted stock units upon the retirement of our former Chief Executive Officer in May 2021.
▪An increase in sales and marketing expense of $10.3 million, or 15.8%, primarily due to a change in the compensation plan for our sales force in September 2021.
▪A decrease in general and administrative expense of $11.6 million, or 11.6%, primarily due to a decrease in legal expenses. Legal expenses during 2021 included a $27.2 million settlement with the Commonwealth of Massachusetts to settle and fully resolve claims asserted by the Commonwealth of Massachusetts against the Company, while legal expenses during 2022 included a $12.0 million settlement to settle and fully resolve a previously-disclosed putative class action lawsuit.

Provision for Credit Losses. The increase of $473.0 million, or 5,631.0%, was primarily due to an increase in provision for credit losses on forecast changes.

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

(In millions)	For the Years Ended December 31,
Provision for Credit Losses	2022	2021	Change
New Consumer Loan assignments	$343.7	$365.1	$(21.4)
Forecast changes	137.7	(356.7)	494.4
Total	$481.4	$8.4	$473.0

The decrease in provision for credit losses related to new Consumer Loan assignments was due to a decrease in the average provision for credit losses per Consumer Loan assignment primarily due to a decrease in Purchased Loans as a percentage of total unit volume, partially offset by a 4.4% increase in Consumer Loan assignment unit volume.

The increase in provision for credit losses related to forecast changes was primarily due to a decline in Consumer Loan performance during 2022, compared to an improvement in Consumer Loan performance during 2021. During 2022, we reduced our estimate of future net cash flows by $59.7 million, or 0.7%, to reflect a decline in Consumer Loan performance during the period. During 2021, we increased our estimate of future net cash flows by $326.1 million, or 3.4%, to reflect improvements in Consumer Loan performance during the period. The results for 2022 include the impact of forecasting methodology changes implemented during the first quarter, which upon implementation increased our estimate of future net cash flows by $95.7 million and reduced our provision for credit losses by $70.6 million. The forecasting methodology changes included the removal of the COVID forecast adjustment (as defined below under “Critical Accounting Estimates—Finance Charge Revenue & Allowance for Credit Losses”) from our estimate of future net cash flows and an enhancement to our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Provision for Income Taxes. For the year ended December 31, 2022, the effective income tax rate increased to 24.7% from 24.0% for the year ended December 31, 2021. The increase was primarily due to changes in state and local tax laws that were enacted during the third quarter of 2022 and non-deductible executive compensation expense. The impact of non-deductible executive compensation expense on our effective income tax rate increased in magnitude from 2021 to 2022 due to a decrease in pre-tax income. For additional information, see Note 11 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP.

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

We monitor and evaluate Consumer Loan performance on a monthly basis by comparing our current forecasted collection rates to our initial expectations. We use a statistical model that considers a number of credit quality indicators to estimate the expected collection rate for each Consumer Loan at the time of assignment. The credit quality indicators considered in our model include attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information, and other factors. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. Since all known, significant credit quality indicators have already been factored into our forecasts and pricing, we are not able to use any specific credit quality indicators to predict or explain variances in actual performance from our initial expectations. Any variances in performance from our initial expectations are the result of Consumer Loans performing differently from historical Consumer Loans with similar characteristics. We periodically adjust our statistical pricing model for new trends that we identify through our evaluation of these forecasted collection rate variances.

The COVID-19 pandemic created conditions that increased the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio. During the first quarter of 2020, we applied a subjective adjustment to our forecasting model to reflect our best estimate of the future impact of the COVID-19 pandemic on future net cash flows (“COVID forecast adjustment”), which reduced our estimate of future net cash flows by $162.2 million. We continued to apply the COVID forecast adjustment through the end of 2021, as it continued to represent our best estimate. During the first quarter of 2022, we determined that we had sufficient Consumer Loan performance experience since the lapse of federal stimulus payments and enhanced unemployment benefits to refine our estimate of future net cash flows. Accordingly, during the first quarter of 2022, we removed the COVID forecast adjustment and enhanced our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the period of change.

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

Our provision for credit losses for the year ended December 31, 2022, included:
•$343.7 million provision for credit losses on new Consumer Loan assignments, which reduced consolidated net income by $264.6 million, or $19.42 per diluted share; and
•$137.7 million provision for credit losses on forecast changes related to changes in the amount and timing of expected future net cash flows, which reduced consolidated net income by $106.0 million, or $7.78 per diluted share.

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

Key Factors. Variances in the amount and timing of future net cash flows from current estimates could materially impact earnings in future periods. A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2022 would have reduced 2022 consolidated net income by approximately $45.9 million.

During periods of economic slowdown or recession, delinquencies, defaults, repossessions, and losses may increase on our Consumer Loans, and Consumer Loan prepayments may decline. These periods are also typically accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, higher gasoline prices, increased focus on climate-related initiatives and regulation, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit, or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values of automobiles. Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions, and losses on our Consumer Loans could be higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn.

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

Key Factors. Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods. A 10% change in premiums earned for the year ended December 31, 2022 would have affected 2022 consolidated net income by approximately $4.8 million.

Contingencies

Nature of Estimates Required. We estimate the likelihood of adverse judgments against us and any resulting damages, fines, or statutory penalties owed. These estimates impact accounts payable and accrued liabilities on our balance sheet and are general and administrative expenses on our income statement.

Assumptions and Approaches Used. With assistance from our legal counsel, we determine if the likelihood of an adverse judgment for various claims, litigation, and regulatory investigations is remote, reasonably possible, or probable. To the extent we believe an adverse judgment is probable and the amount of the judgment is estimable, we recognize a liability. For information regarding current actions to which we are a party, see Note 16 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement, and we were in compliance with those covenants as of December 31, 2022. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

On November 3, 2022, we completed a $389.9 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected annualized cost of approximately 8.5% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the contributed Loans.

On December 15, 2022, we completed a $200.0 million Term ABS financing, which was used to repay outstanding indebtedness. The financing will bear interest at SOFR plus 235 basis points, and it will revolve for 36 months, after which it will amortize based upon the cash flows on the contributed Loans.

On December 27, 2022, we increased the financing amount on Warehouse Facility V from $125.0 million to $200.0 million and extended the date on which the facility will cease to revolve from December 18, 2023 to December 29, 2025. The maturity of the facility was also extended from December 16, 2025 to December 27, 2027. The interest rate on borrowings under the facility has been increased from SOFR plus 235 basis points to SOFR plus 245 basis points.

On December 27, 2022, we extended the $100.0 million Term ABS financing that we entered into on January 29, 2021 and to which we refer as Term ABS 2021-1. Under the amendment effecting the extension, the date on which the financing will cease to revolve has been extended from February 15, 2023 to December 16, 2024. The amendment also increased the interest rate under the financing from SOFR plus 208.5 basis points to SOFR plus 220 basis points.

Cash and cash equivalents decreased to $7.7 million as of December 31, 2022 from $23.3 million as of December 31, 2021. As of December 31, 2022 and December 31, 2021, we had $1,554.1 million and $1,532.4 million, respectively, in unused and available lines of credit. As of December 31, 2022 and December 31, 2021, we had $4,590.7 million and $4,616.3 million, respectively, of total balance sheet indebtedness.

A summary as of December 31, 2022 of our material financial obligations requiring future repayments is as follows:

(In millions)	Payments Due as of December 31, 2022
	In less than 12 months	In 12 months or more	Total
Long-term debt, including current maturities (1)	$1,507.9	$3,108.6	$4,616.5
Dealer Holdback (2)	215.7	741.5	957.2
Operating lease obligations (3)	0.7	0.7	1.4
Purchase obligations (4)	2.7	7.1	9.8
Total financial obligations	$1,727.0	$3,857.9	$5,584.9

(1)The amounts presented consist solely of principal and do not reflect deferred debt issuance costs of $22.4 million and unamortized debt discount of $3.4 million. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference. Based on the actual principal amounts outstanding under our revolving secured line of credit, our Warehouse facilities, our Term ABS financings, and our senior notes as of December 31, 2022, the forecasted principal amounts outstanding on all other debt, and the actual interest rates in effect as of December 31, 2022, interest is expected to be approximately $164.5 million during 2023; $145.7 million during 2024; and $99.9 million during 2025 and thereafter.
(2)We have contractual obligations to pay Dealer Holdback to our Dealers. Payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances. The amounts presented represent our forecast as of December 31, 2022.
(3)A lease liability of $1.3 million is recognized within accounts payable and accrued liabilities in our consolidated balance sheets.
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

As of December 31, 2022, we had $30.9 million of floating rate debt outstanding on our revolving secured line of credit, without interest rate protection. For every 100-basis-point increase in interest rates on our revolving secured line of credit, annual after-tax earnings would decrease by approximately $0.2 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2022, we had interest rate cap agreements outstanding to manage the interest rate risk on Warehouse Facility II, Warehouse Facility IV, Warehouse Facility V and Warehouse Facility VIII. However, as of December 31, 2022, there was no floating rate debt outstanding under these facilities.

As of December 31, 2022, we did not have a balance outstanding under Warehouse Facility VI, which does not have interest rate protection.

As of December 31, 2022, we had $100.0 million in floating rate debt outstanding under Term ABS 2021-1, which was covered by an interest rate cap with a cap rate of 5.50% on the underlying benchmark rate. For every 100-basis-point increase in interest rates on Term ABS 2021-1 up to the cap rate of 5.50%, annual after-tax earnings would decrease by approximately $0.8 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2022, we had $200.0 million in floating rate debt outstanding under Term ABS 2022-2, which was covered by an interest rate cap with a cap rate of 6.50% on the underlying benchmark rate. For every 100-basis-point increase in interest rates on Term ABS 2022-2 up to the cap rate of 6.50%, annual after-tax earnings would decrease by approximately $1.5 million, assuming we maintain a level amount of floating rate debt.

New Accounting Update Not Yet Adopted

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting update and the impact of the implementation of this update on our financial statements:

•Troubled Debt Restructurings and Vintage Disclosures.

Forward-Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the SEC. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of operations. When we use any of the words “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “assume,” “forecast,” “estimate,” “intend,” “plan,” “target,” or similar expressions, we are making forward-looking statements.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 10, 2023 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

As described further in note 2 and note 5 to the financial statements, on January 1, 2020 (the “Adoption Date”), the Company adopted Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 326, Financial Instruments, which is also known as the current expected credit loss model (“CECL”). The Loans outstanding at December 31, 2019 qualified for transition relief and were accounted for as purchased financial assets with credit deterioration (“PCD Method”).

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

During the first quarter of 2022, the Company enhanced their methodology for forecasting the amount and timing of future net cash flows through the utilization of more recent data and new forecast variables. As a result, the Company removed the COVID-19 adjustment that was included in their estimate of future net cash flows during 2020 and 2021.

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

The principal consideration for our determination that the allowance for credit losses, provision for credit losses and finance charge revenue is a critical audit matter is the high degree of subjectivity that is involved in evaluating the reasonableness of management’s estimate, including assumptions used in the models that derive the expected future cash flows. The models used in the computation of the expected future cash flows are internally developed and determine the amount and timing of expected future cash flows for both the initial forecast and the current forecast.

Our audit procedures related to the allowance for credit losses, provision for credit losses and finance charge revenue included the following, among others:

We tested the design and operating effectiveness of relevant controls related to the models, including controls over the development and validation of the models, the completeness and accuracy of information used in the models, management review controls over the models and segregation of duties for maintaining the models.

With the assistance of an internal specialist, we assessed the reasonableness of the methodology used in the enhancement of the models that support or compute the expected future cash flows, including removal of the COVID-19 adjustment. We recomputed the initial and current forecast of expected future cash flows for a sample of Loans utilizing the new variables. We tested the underlying data including Loan balances and other characteristics included on the Consumer Loan documents and collections for that sample. We assessed the reasonableness of the timing of the expected future cash flows based on historical cash flows. We analyzed the historical forecasts against actual cash flows to evaluate if management has the ability to predict initial and current forecasts of future cash flows.

We sampled new Loans during 2022 and confirmed the balance with the Dealer and/or agreed to the Consumer Loan documents for completeness and accuracy. We sampled collections received during 2022 to verify completeness, accuracy, and application to the appropriate Loans. We recalculated the effective interest rate for a sample of Loans based on the contractual cash flows less estimated dealer holdback or we agreed to the prior year rate, based on the applicable method described above.

We recomputed the present value of expected future net cash flows discounted at the effective interest rate and the initial provision for credit losses for a sample of new Consumer Loan assignments.

We selected a sample of Loans to recompute the provision for credit losses, allowance for credit losses and finance charge revenue for the year-ended December 31, 2022. For the sample tested, we also recomputed the estimated dealer holdback, if applicable.

We also assessed the correlation of changes in the allowance for credit losses to collections for a sample of Loans. We analyzed the forecast enhancement in 2022 on the same sample of Loans.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Southfield, Michigan
February 10, 2023

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)	As of December 31,
	2022	2021
ASSETS:
Cash and cash equivalents	$7.7	$23.3
Restricted cash and cash equivalents	410.0	410.9
Restricted securities available for sale	72.3	62.1

Loans receivable	9,165.5	9,349.8
Allowance for credit losses	(2,867.8)	(3,013.5)
Loans receivable, net	6,297.7	6,336.3

Property and equipment, net	51.4	57.3
Income taxes receivable	8.7	109.2
Other assets	56.9	51.8
Total Assets	$6,904.7	$7,050.9

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$260.8	$175.0
Revolving secured line of credit	30.9	2.6
Secured financing	3,756.4	3,811.5
Senior notes	794.5	792.5
Mortgage note	8.9	9.7
Deferred income taxes, net	426.7	435.2
Income taxes payable	2.5	0.2
Total Liabilities	5,280.7	5,226.7

Commitments and Contingencies - See Note 16
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 12,756,885 and 14,145,888 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	0.1	0.1
Paid-in capital	245.7	197.2
Retained earnings	1,381.1	1,626.7
Accumulated other comprehensive income (loss)	(2.9)	0.2
Total Shareholders’ Equity	1,624.0	1,824.2
Total Liabilities and Shareholders’ Equity	$6,904.7	$7,050.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2022	2021	2020
Revenue:
Finance charges	$1,686.3	$1,742.6	$1,562.4
Premiums earned	62.7	60.3	57.3
Other income	83.4	53.1	49.6
Total revenue	1,832.4	1,856.0	1,669.3
Costs and expenses:
Salaries and wages	262.0	218.1	186.5
General and administrative	88.7	100.3	69.6
Sales and marketing	75.6	65.3	69.5
Provision for credit losses	481.4	8.4	556.9
Interest	166.6	164.2	192.0
Provision for claims	46.4	38.8	37.9
Loss on extinguishment of debt	—	—	7.4
Total costs and expenses	1,120.7	595.1	1,119.8
Income before provision for income taxes	711.7	1,260.9	549.5
Provision for income taxes	175.9	302.6	128.5
Net income	$535.8	$958.3	$421.0
Net income per share:
Basic	$39.50	$59.57	$23.57
Diluted	$39.32	$59.52	$23.47
Weighted average shares outstanding:
Basic	13,563,885	16,085,823	17,858,935
Diluted	13,625,081	16,100,552	17,935,779

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	For the Years Ended December 31,
	2022	2021	2020
Net income	$535.8	$958.3	$421.0
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(3.1)	(1.4)	0.8
Other comprehensive income (loss)	(3.1)	(1.4)	0.8
Comprehensive income	$532.7	$956.9	$421.8

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions)	Common Stock
	Number	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2020	18,352,779	$0.2	$157.7	$2,196.6	$0.8	$2,355.3
Net income	—	—	—	421.0	—	421.0
Other comprehensive income	—	—	—	—	0.8	0.8
Stock-based compensation	—	—	6.2	—	—	6.2
Forfeiture of restricted stock awards	(152)	—	—	—	—	—
Repurchase of common stock	(1,282,166)	—	(2.0)	(478.8)	—	(480.8)
Restricted stock units converted to common stock	21,971	—	—	—	—	—
Balance, December 31, 2020	17,092,432	0.2	161.9	2,138.8	1.6	2,302.5
Net income	—	—	—	958.3	—	958.3
Other comprehensive loss	—	—	—	—	(1.4)	(1.4)
Stock-based compensation	—	—	24.8	—	—	24.8
Forfeiture of restricted stock awards	(109,085)	—	—	—	—	—
Repurchase of common stock	(2,884,126)	(0.1)	(1.3)	(1,470.4)	—	(1,471.8)
Restricted stock units converted to common stock	11,416	—	—	—	—	—
Stock options exercised	35,251	—	11.8	—	—	11.8
Balance, December 31, 2021	14,145,888	0.1	197.2	1,626.7	0.2	1,824.2
Net income	—	—	—	535.8	—	535.8
Other comprehensive loss	—	—	—	—	(3.1)	(3.1)
Stock-based compensation	—	—	36.5	—	—	36.5
Repurchase of common stock	(1,491,481)	—	(3.1)	(781.4)	—	(784.5)
Restricted stock units converted to common stock	57,928	—	—	—	—	—
Stock options exercised	44,550	—	15.1	—	—	15.1
Balance, December 31, 2022	12,756,885	$0.1	$245.7	$1,381.1	$(2.9)	$1,624.0
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Years Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$535.8	$958.3	$421.0
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	481.4	8.4	556.9
Depreciation	9.0	9.7	8.8
Amortization	16.6	16.6	15.0
Provision (credit) for deferred income taxes	(7.7)	44.7	68.3
Stock-based compensation	36.5	24.8	6.2
Loss on extinguishment of debt	—	—	7.4
Other	0.3	(0.4)	(0.7)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	67.9	(10.7)	(18.4)
Decrease (increase) in income taxes receivable	100.5	37.8	(80.8)
Increase in income taxes payable	2.3	—	—
Decrease (increase) in other assets	(3.9)	(19.8)	1.5
Net cash provided by operating activities	1,238.7	1,069.4	985.2
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(50.1)	(38.8)	(43.2)
Proceeds from sale of restricted securities available for sale	11.1	22.2	24.8
Maturities of restricted securities available for sale	24.3	18.3	13.0
Principal collected on Loans receivable	3,413.3	3,808.5	3,170.1
Advances to Dealers	(2,530.0)	(2,059.0)	(2,207.8)
Purchases of Consumer Loans	(1,095.3)	(1,108.8)	(1,433.4)
Accelerated payments of Dealer Holdback	(44.2)	(44.1)	(45.9)
Payments of Dealer Holdback	(186.6)	(153.4)	(142.6)
Purchases of property and equipment	(3.1)	(7.6)	(8.5)
Net cash provided by (used in) investing activities	(460.6)	437.3	(673.5)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	6,622.6	1,562.6	5,376.0
Repayments under revolving secured line of credit	(6,594.3)	(1,655.9)	(5,280.1)
Proceeds from secured financing	1,541.9	1,830.8	2,800.2
Repayments of secured financing	(1,599.2)	(1,729.0)	(2,427.2)
Repayment of senior notes	—	—	(401.8)
Payments of debt issuance costs and debt extinguishment costs	(12.5)	(16.4)	(18.7)
Repurchase of common stock	(784.5)	(1,471.8)	(480.8)
Proceeds from stock options exercised	15.1	11.8	—
Other	16.3	(0.8)	(0.8)
Net cash used in financing activities	(794.6)	(1,468.7)	(433.2)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(16.5)	38.0	(121.5)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	434.2	396.2	517.7
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$417.7	$434.2	$396.2
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$147.3	$149.4	$191.6
Cash paid during the period for income taxes, net of refunds	$72.7	$213.2	$141.5

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

The vast majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2022	2021	2020
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	84.8%	91.0%	94.9%

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
2020	64.1%	35.9%	60.6%	39.4%
2021	67.9%	32.1%	65.0%	35.0%
2022	73.5%	26.5%	69.8%	30.2%

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

Program Enrollment

Dealers are granted access to our Portfolio Program upon enrollment. Access to the Purchase Program is typically only granted to Dealers that meet one of the following:

•assigned at least 50 Consumer Loans under the Portfolio Program;
•franchise dealership; or
•independent dealership that meets certain criteria upon enrollment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Our primary subsidiaries as of December 31, 2022 are: Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2022-2, and Credit Acceptance Funding LLC 2022-3.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of December 31, 2022 and 2021, we had $7.1 million and $22.9 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of December 31, 2022 and 2021, we had $406.5 million and $407.9 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$7.7	$23.3	$16.0
Restricted cash and cash equivalents	410.0	410.9	380.2
Total cash and cash equivalents and restricted cash and cash equivalents	$417.7	$434.2	$396.2

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

Each portfolio segment consists of one class of Consumer Loan assignments, which is Consumer Loans originated by Dealers to finance purchases of vehicles and related ancillary products by consumers with impaired or limited credit histories. Our determination is based on the following:

•All of the Consumer Loans assigned to us have similar risk characteristics in relation to the categorization of borrowers, type of financing receivable, industry sector, and type of collateral.
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

Under the PCD Method, on January 1, 2020, we:

•calculated an effective interest rate based on expected future net cash flows; and
•increased the Loans receivable and the related allowance for credit losses balances by the present value of the difference between contractual future net cash flows and expected future net cash flows discounted at the effective interest rate. This “gross-up” did not impact the net carrying amount of Loans (Loans receivable less allowance for credit losses) or consolidated net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The effective interest rate and initial allowance for credit losses are significantly higher for Consumer Loans assigned under the Purchase Program than for Consumer Loans assigned under the Portfolio Program, as contractual net cash flows exceed expected net cash flows by a significantly greater margin under the Purchase Program. Under the Purchase Program, we retain all contractual collections that exceed our initial expectations. Under the Portfolio Program, contractual collections that exceed our initial expectations are substantially offset by additional Dealer Holdback payments.

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
•less: write-offs; and
•less: transfers out.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Credit Quality. The vast majority of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories. Consumer Loans made to these individuals generally entail a higher risk of delinquency, default, and repossession and higher losses than loans made to consumers with better credit. Since most of our revenue and cash flows are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results. At the time a Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan. Based on these forecasts, an advance or one-time purchase payment is made to the related Dealer at a price designed to maximize our economic profit, a non-GAAP financial measure that considers our return on capital, our cost of capital, and the amount of capital invested.

We monitor and evaluate the credit quality of Consumer Loans on a monthly basis by comparing our current forecasted collection rates to our initial expectations. We use a statistical model that considers a number of credit quality indicators to estimate the expected collection rate for each Consumer Loan at the time of assignment. The credit quality indicators considered in our model include attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information, and other factors. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  Since all known, significant credit quality indicators have already been factored into our forecasts and pricing, we are not able to use any specific credit quality indicators to predict or explain variances in actual performance from our initial expectations. Any variances in performance from our initial expectations are the result of Consumer Loans performing differently from historical Consumer Loans with similar characteristics. We periodically adjust our statistical pricing model for new trends that we identify through our evaluation of these forecasted collection rate variances.

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

Methodology Changes. On January 1, 2020, we adopted CECL, which changed our accounting policies for Loans. During the first quarter of 2020, we reduced forecasted collection rates to reflect the estimated long-term impact of COVID-19 on Consumer Loan performance. During the first quarter of 2022, we removed the COVID-19 forecast adjustment (as defined in Note 5) from our estimate of future net cash flows and enhanced our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 5. For the three year period ended December 31, 2022, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Property and Equipment

Purchases of property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful life of the asset. Estimated useful lives are generally as follows: buildings – 40 years, building improvements – 10 years, data processing equipment – 3 years, software – 5 years, office furniture and equipment – 7 years, and leasehold improvements – the lesser of the lease term or 7 years. The cost of assets sold or retired and the related accumulated depreciation are removed from the balance sheet at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs, and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Program fees represent monthly fees charged to Dealers for access to our Credit Approval Processing System (“CAPS”); administration, servicing, and collection services offered by us; documentation related to or affecting our program; and all tangible and intangible property owned by Credit Acceptance. We charge a monthly fee of $599 to Dealers participating in our Portfolio Program and we collect it from future Dealer Holdback payments.

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

Reinsurance

VSC Re, our wholly owned subsidiary, is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealers on vehicles financed by us. VSC Re currently reinsures vehicle service contracts that are offered through one of our TPPs. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less fees and certain administrative costs, are contributed to a trust account controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. VSC Re is a bankruptcy remote entity. As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members. We offer matching contributions to the 401(k) plan based on each enrolled team members’ eligible annual gross pay (subject to statutory limitations). Our matching contribution rate is equal to 100% of the first 4% participants contribute and an additional 50% of the next 2% participants contribute, for a maximum matching contribution of 5% of each participant’s eligible annual gross pay. For the years ended December 31, 2022, 2021 and 2020, we recognized compensation expense of $8.5 million, $7.5 million, and $7.2 million, respectively, for our matching contributions to the plan.

Income Taxes

Provisions for federal, state, and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $1.0 million for the year ended December 31, 2022, $0.3 million for the year ended December 31, 2021, and $0.1 million for the year ended December 31, 2020.

New Accounting Update Not Yet Adopted

Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-02, which intends to improve the usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. ASU 2022-02 is effective for fiscal years, and interim periods, beginning after December 15, 2022. The adoption of ASU 2022-02 will expand our write-off disclosures.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current presentation.

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2022 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

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

Restricted Securities Available for Sale.  The fair value of U.S. Government and agency securities and corporate bonds is based on quoted market values in active markets.  For asset-backed securities, mortgage-backed securities, and commercial paper we use model-based valuation techniques for which all significant assumptions are observable in the market.

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

Secured Financing.  The fair value of certain Term ABS financings is determined using quoted market prices in an active market. For our warehouse facilities and certain other Term ABS financings, the fair values are determined by calculating the present value of each debt instrument based on current rates for debt with similar risk profiles and maturities.

Senior Notes.  The fair value is determined using quoted market prices in an active market.

Mortgage Note. The fair value is determined by calculating the present value of the debt instrument based on current rates for debt with a similar risk profile and maturity.

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of December 31,
	2022		2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$7.7	$7.7	$23.3	$23.3
Restricted cash and cash equivalents	410.0	410.0	410.9	410.9
Restricted securities available for sale	72.3	72.3	62.1	62.1
Loans receivable, net	6,297.7	6,767.9	6,336.3	6,580.4
Liabilities
Revolving secured line of credit	$30.9	$30.9	$2.6	$2.6
Secured financing	3,756.4	3,581.9	3,811.5	3,832.1
Senior notes	794.5	759.0	792.5	825.8
Mortgage note	8.9	8.9	9.7	9.7

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$7.7	$—	$—	$7.7
Restricted cash and cash equivalents (1)	410.0	—	—	410.0
Restricted securities available for sale (2)	58.7	13.6	—	72.3
Loans receivable, net (1)	—	—	6,767.9	6,767.9
Liabilities
Revolving secured line of credit (1)	$—	$30.9	$—	$30.9
Secured financing (1)	2,781.8	800.1	—	3,581.9
Senior notes (1)	759.0		—	759.0
Mortgage note (1)	—	8.9	—	8.9

(In millions)	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$23.3	$—	$—	$23.3
Restricted cash and cash equivalents (1)	410.9	—	—	410.9
Restricted securities available for sale (2)	49.0	13.1	—	62.1
Loans receivable, net (1)	—	—	6,580.4	6,580.4
Liabilities
Revolving secured line of credit (1)	$—	$2.6	$—	$2.6
Secured financing (1)	3,231.9	600.2	—	3,832.1
Senior notes (1)	825.8	—	—	825.8
Mortgage note (1)	—	9.7	—	9.7

(1)    Measured at amortized cost with fair value disclosed.
(2)    Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$32.6	$—	$(1.7)	$30.9
U.S. Government and agency securities	29.5	—	(1.7)	27.8
Asset-backed securities	13.8	—	(0.4)	13.4
Mortgage-backed securities	0.2	—	—	0.2
Total restricted securities available for sale	$76.1	$—	$(3.8)	$72.3
(In millions)	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$27.3	$0.3	$(0.2)	$27.4
U.S. Government and agency securities	21.5	0.2	(0.1)	21.6
Asset-backed securities	12.9	—	(0.1)	12.8
Mortgage-backed securities	0.3	—	—	0.3
Total restricted securities available for sale	$62.0	$0.5	$(0.4)	$62.1

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2022
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.1	$(0.6)	$13.3	$(1.1)	$28.4	$(1.7)
U.S. Government and agency securities	18.0	(0.8)	9.2	(0.9)	27.2	(1.7)
Asset-backed securities	6.6	(0.1)	4.4	(0.3)	11.0	(0.4)
Mortgage-backed securities	0.3	—	—	—	0.3	—
Total restricted securities available for sale	$40.0	$(1.5)	$26.9	$(2.3)	$66.9	$(3.8)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2021
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.0	$(0.2)	$1.3	$—	$16.3	$(0.2)
U.S. Government and agency securities	10.1	(0.1)	—	—	10.1	(0.1)
Asset-backed securities	8.4	(0.1)	—	—	8.4	(0.1)
Mortgage-backed securities	—	—	—	—	—	—
Total restricted securities available for sale	$33.5	$(0.4)	$1.3	$—	$34.8	$(0.4)

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

(In millions)	As of December 31,
	2022		2021
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$4.0	$3.9	$2.9	$3.0
Over one year to five years	66.4	63.0	56.9	57.0
Over five years to ten years	5.6	5.3	2.1	2.0
Over ten years	0.1	0.1	0.1	0.1
Total restricted securities available for sale	$76.1	$72.3	$62.0	$62.1

5.    LOANS RECEIVABLE

Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of December 31, 2022
	Dealer Loans	Purchased Loans	Total
Loans receivable	$6,074.8	$3,090.7	$9,165.5
Allowance for credit losses	(2,000.0)	(867.8)	(2,867.8)
Loans receivable, net	$4,074.8	$2,222.9	$6,297.7

(In millions)	As of December 31, 2021
	Dealer Loans	Purchased Loans	Total
Loans receivable	$5,655.1	$3,694.7	$9,349.8
Allowance for credit losses	(1,767.8)	(1,245.7)	(3,013.5)
Loans receivable, net	$3,887.3	$2,449.0	$6,336.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in Loans receivable and allowance for credit losses is as follows:

(In millions)	For the Year Ended December 31, 2022
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,655.1	$3,694.7	$9,349.8	$(1,767.8)	$(1,245.7)	$(3,013.5)	$3,887.3	$2,449.0	$6,336.3
Finance charges	1,391.0	997.8	2,388.8	(442.4)	(260.1)	(702.5)	948.6	737.7	1,686.3
Provision for credit losses	—	—	—	(240.4)	(241.0)	(481.4)	(240.4)	(241.0)	(481.4)
New Consumer Loan assignments (1)	2,530.0	1,095.3	3,625.3	—	—	—	2,530.0	1,095.3	3,625.3
Collections (2)	(3,237.5)	(1,871.9)	(5,109.4)	—	—	—	(3,237.5)	(1,871.9)	(5,109.4)
Accelerated Dealer Holdback payments	44.2	—	44.2	—	—	—	44.2	—	44.2
Dealer Holdback payments	186.6	—	186.6	—	—	—	186.6	—	186.6
Transfers (3)	(72.1)	72.1	—	18.3	(18.3)	—	(53.8)	53.8	—
Write-offs	(433.4)	(900.4)	(1,333.8)	433.4	900.4	1,333.8	—	—	—
Recoveries (4)	1.1	3.1	4.2	(1.1)	(3.1)	(4.2)	—	—	—
Deferral of Loan origination costs	9.8	—	9.8	—	—	—	9.8	—	9.8
Balance, end of period	$6,074.8	$3,090.7	$9,165.5	$(2,000.0)	$(867.8)	$(2,867.8)	$4,074.8	$2,222.9	$6,297.7

(In millions)	For the Year Ended December 31, 2021
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,869.6	$4,255.2	$10,124.8	$(1,702.1)	$(1,634.8)	$(3,336.9)	$4,167.5	$2,620.4	$6,787.9
Finance charges	1,385.1	1,117.9	2,503.0	(413.8)	(346.6)	(760.4)	971.3	771.3	1,742.6
Provision for credit losses	—	—	—	28.2	(36.6)	(8.4)	28.2	(36.6)	(8.4)
New Consumer Loan assignments (1)	2,059.0	1,108.8	3,167.8	—	—	—	2,059.0	1,108.8	3,167.8
Collections (2)	(3,464.6)	(2,095.1)	(5,559.7)	—	—	—	(3,464.6)	(2,095.1)	(5,559.7)
Accelerated Dealer Holdback payments	44.1	—	44.1	—	—	—	44.1	—	44.1
Dealer Holdback payments	153.4	—	153.4	—	—	—	153.4	—	153.4
Transfers (3)	(115.7)	115.7	—	35.5	(35.5)	—	(80.2)	80.2	—
Write-offs	(286.2)	(810.3)	(1,096.5)	286.2	810.3	1,096.5	—	—	—
Recoveries (4)	1.8	2.5	4.3	(1.8)	(2.5)	(4.3)	—	—	—
Deferral of Loan origination costs	8.6	—	8.6	—	—	—	8.6	—	8.6
Balance, end of period	$5,655.1	$3,694.7	$9,349.8	$(1,767.8)	$(1,245.7)	$(3,013.5)	$3,887.3	$2,449.0	$6,336.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(In millions)	For the Year Ended December 31, 2020
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$4,623.3	$2,597.9	$7,221.2	$(428.0)	$(108.0)	$(536.0)	$4,195.3	$2,489.9	$6,685.2
Adoption of CECL (5)	940.2	1,523.4	2,463.6	(940.2)	(1,523.4)	(2,463.6)	—	—	—
Finance charges	1,313.9	991.0	2,304.9	(368.0)	(374.5)	(742.5)	945.9	616.5	1,562.4
Provision for credit losses	—	—	—	(239.7)	(317.2)	(556.9)	(239.7)	(317.2)	(556.9)
New Consumer Loan assignments (1)	2,207.8	1,433.4	3,641.2	—	—	—	2,207.8	1,433.4	3,641.2
Collections (2)	(3,059.1)	(1,682.3)	(4,741.4)	—	—	—	(3,059.1)	(1,682.3)	(4,741.4)
Accelerated Dealer Holdback payments	45.9	—	45.9	—	—	—	45.9	—	45.9
Dealer Holdback payments	142.6	—	142.6	—	—	—	142.6	—	142.6
Transfers (3)	(119.8)	119.8	—	39.7	(39.7)	—	(80.1)	80.1	—
Write-offs	(235.1)	(729.8)	(964.9)	235.1	729.8	964.9	—	—	—
Recoveries (4)	1.0	1.8	2.8	(1.0)	(1.8)	(2.8)	—	—	—
Deferral of Loan origination costs	8.9	—	8.9	—	—	—	8.9	—	8.9
Balance, end of period	$5,869.6	$4,255.2	$10,124.8	$(1,702.1)	$(1,634.8)	$(3,336.9)	$4,167.5	$2,620.4	$6,787.9

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

(In millions)	For the Year Ended December 31, 2022
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$154.8	$188.9	$343.7
Forecast changes	85.6	52.1	137.7
Total	$240.4	$241.0	$481.4

(In millions)	For the Year Ended December 31, 2021
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$153.1	$212.0	$365.1
Forecast changes	(181.3)	(175.4)	(356.7)
Total	$(28.2)	$36.6	$8.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(In millions)	For the Year Ended December 31, 2020
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$209.7	$308.9	$518.6
Forecast changes	30.0	8.3	38.3
Total	$239.7	$317.2	$556.9

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

(In millions)	For the Year Ended December 31, 2022
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,874.4	$2,185.9	$6,060.3
Expected net cash flows at the time of assignment (2)	3,516.1	1,497.0	5,013.1
Loans receivable at the time of assignment (3)	2,530.0	1,095.3	3,625.3

Provision for credit losses expense at the time of assignment	$(154.8)	$(188.9)	$(343.7)
Expected future finance charges at the time of assignment (4)	1,140.9	590.6	1,731.5
Expected net Loan income at the time of assignment (5)	$986.1	$401.7	$1,387.8

(In millions)	For the Year Ended December 31, 2021
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,202.5	$2,324.1	$5,526.6
Expected net cash flows at the time of assignment (2)	2,880.9	1,549.1	4,430.0
Loans receivable at the time of assignment (3)	2,059.0	1,108.8	3,167.8

Provision for credit losses expense at the time of assignment	$(153.1)	$(212.0)	$(365.1)
Expected future finance charges at the time of assignment (4)	975.0	652.3	1,627.3
Expected net Loan income at the time of assignment (5)	$821.9	$440.3	$1,262.2

(In millions)	For the Year Ended December 31, 2020
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,506.9	$3,151.2	$6,658.1
Expected net cash flows at the time of assignment (2)	3,113.4	2,018.2	5,131.6
Loans receivable at the time of assignment (3)	2,207.8	1,433.4	3,641.2

Provision for credit losses expense at the time of assignment	$(209.7)	$(308.9)	$(518.6)
Expected future finance charges at the time of assignment (4)	1,115.3	893.7	2,009.0
Expected net Loan income at the time of assignment (5)	$905.6	$584.8	$1,490.4

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
(5)Represents the amount that expected net cash flows at the time of assignment (2) exceed Loans receivable at the time of assignment (3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Year Ended December 31, 2022
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,249.7	$3,698.6	$8,948.3
New Consumer Loan assignments (1)	3,516.1	1,497.0	5,013.1
Realized net cash flows (2)	(3,006.7)	(1,871.9)	(4,878.6)
Forecast changes	(41.6)	(18.1)	(59.7)
Transfers (3)	(79.6)	89.9	10.3
Balance, end of period	$5,637.9	$3,395.5	$9,033.4

(In millions)	For the Year Ended December 31, 2021
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,664.3	$3,880.1	$9,544.4
New Consumer Loan assignments (1)	2,880.9	1,549.1	4,430.0
Realized net cash flows (2)	(3,267.1)	(2,095.1)	(5,362.2)
Forecast changes	87.7	238.4	326.1
Transfers (3)	(116.1)	126.1	10.0
Balance, end of period	$5,249.7	$3,698.6	$8,948.3

(In millions)	For the Year Ended December 31, 2020
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,577.0	$3,428.2	$9,005.2
New Consumer Loan assignments (1)	3,113.4	2,018.2	5,131.6
Realized net cash flows (2)	(2,870.6)	(1,682.3)	(4,552.9)
Forecast changes	(41.1)	(5.2)	(46.3)
Transfers (3)	(114.4)	121.2	6.8
Balance, end of period	$5,664.3	$3,880.1	$9,544.4

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
(3)Under our Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance, related allowance for credit losses balance, and related expected future net cash flows to Purchased Loans in the period this forfeiture occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our prior forecasted collection rates and our initial expectations. For additional information regarding credit quality, see Note 2 to the consolidated financial statements. The following table compares our forecast of Consumer Loan collection rates as of December 31, 2022, with the forecasts as of December 31, 2021, as of December 31, 2020, and at the time of assignment, segmented by year of assignment:

	Total Loans as of December 31, 2022
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2022	December 31, 2021	December 31, 2020	Initial Forecast	December 31, 2021	December 31, 2020	Initial Forecast
2013	73.5%	73.4%	73.4%	72.0%	0.1%	0.1%	1.5%
2014	71.7%	71.5%	71.6%	71.8%	0.2%	0.1%	-0.1%
2015	65.2%	65.1%	65.2%	67.7%	0.1%	0.0%	-2.5%
2016	63.8%	63.6%	63.6%	65.4%	0.2%	0.2%	-1.6%
2017	64.7%	64.4%	64.1%	64.0%	0.3%	0.6%	0.7%
2018	65.2%	65.1%	64.0%	63.6%	0.1%	1.2%	1.6%
2019	66.6%	66.5%	64.4%	64.0%	0.1%	2.2%	2.6%
2020	67.8%	67.9%	64.8%	63.4%	-0.1%	3.0%	4.4%
2021	66.2%	66.5%	—	66.3%	-0.3%	—	-0.1%
2022	66.3%	—	—	67.5%	—	—	-1.2%

	Dealer Loans as of December 31, 2022
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2022	December 31, 2021	December 31, 2020	Initial Forecast	December 31, 2021	December 31, 2020	Initial Forecast
2013	73.4%	73.3%	73.4%	72.1%	0.1%	0.0%	1.3%
2014	71.6%	71.4%	71.5%	71.9%	0.2%	0.1%	-0.3%
2015	64.5%	64.4%	64.5%	67.5%	0.1%	0.0%	-3.0%
2016	63.0%	62.8%	62.8%	65.1%	0.2%	0.2%	-2.1%
2017	64.0%	63.8%	63.4%	63.8%	0.2%	0.6%	0.2%
2018	64.6%	64.6%	63.5%	63.6%	0.0%	1.1%	1.0%
2019	66.3%	66.2%	64.1%	63.9%	0.1%	2.2%	2.4%
2020	67.7%	67.6%	64.5%	63.3%	0.1%	3.2%	4.4%
2021	66.0%	66.2%	—	66.3%	-0.2%	—	-0.3%
2022	65.8%	—	—	67.3%	—	—	-1.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Purchased Loans as of December 31, 2022
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2022	December 31, 2021	December 31, 2020	Initial Forecast	December 31, 2021	December 31, 2020	Initial Forecast
2013	74.3%	74.2%	74.3%	71.6%	0.1%	0.0%	2.7%
2014	72.5%	72.4%	72.4%	70.9%	0.1%	0.1%	1.6%
2015	68.9%	68.9%	68.8%	68.5%	0.0%	0.1%	0.4%
2016	66.0%	65.8%	65.8%	66.5%	0.2%	0.2%	-0.5%
2017	66.3%	66.0%	65.6%	64.6%	0.3%	0.7%	1.7%
2018	66.4%	66.4%	65.1%	63.5%	0.0%	1.3%	2.9%
2019	67.2%	67.2%	65.1%	64.2%	0.0%	2.1%	3.0%
2020	68.0%	68.4%	65.4%	63.6%	-0.4%	2.6%	4.4%
2021	66.7%	67.1%	—	66.3%	-0.4%	—	0.4%
2022	67.4%	—	—	68.0%	—	—	-0.6%

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

We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of December 31, 2022 and December 31, 2021, segmented by year of assignment:

(In millions)	Total Loans as of December 31, 2022 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$16.1	$9.6	$42.2	$167.7	$235.6
2018	142.8	71.7	197.5	37.3	449.3
2019	446.5	214.0	411.9	6.5	1,078.9
2020	732.6	332.8	421.1	0.9	1,487.4
2021	1,209.1	480.4	398.8	—	2,088.3
2022	3,036.1	631.1	158.8	—	3,826.0
	$5,583.2	$1,739.6	$1,630.3	$212.4	$9,165.5

(In millions)	Dealer Loans as of December 31, 2022 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$7.7	$4.5	$20.4	$103.1	$135.7
2018	71.5	34.3	97.3	21.3	224.4
2019	215.2	100.7	196.9	4.2	517.0
2020	461.6	204.6	259.4	0.7	926.3
2021	836.1	324.8	268.0	—	1,428.9
2022	2,258.6	467.1	116.8	—	2,842.5
	$3,850.7	$1,136.0	$958.8	$129.3	$6,074.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(In millions)	Purchased Loans as of December 31, 2022 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$8.4	$5.1	$21.8	$64.6	$99.9
2018	71.3	37.4	100.2	16.0	224.9
2019	231.3	113.3	215.0	2.3	561.9
2020	271.0	128.2	161.7	0.2	561.1
2021	373.0	155.6	130.8	—	659.4
2022	777.5	164.0	42.0	—	983.5
	$1,732.5	$603.6	$671.5	$83.1	$3,090.7

(In millions)	Total Loans as of December 31, 2021 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and prior	$7.4	$3.4	$38.6	$117.5	$166.9
2017	93.4	35.0	155.7	34.5	318.6
2018	452.4	169.9	395.1	6.7	1,024.1
2019	1,085.4	410.7	580.8	1.1	2,078.0
2020	1,586.4	538.6	405.5	—	2,530.5
2021	2,555.5	554.5	121.7	—	3,231.7
	$5,780.5	$1,712.1	$1,697.4	$159.8	$9,349.8

(In millions)	Dealer Loans as of December 31, 2021 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and prior	$2.5	$1.1	$12.8	$82.2	$98.6
2017	44.9	16.8	75.2	21.8	158.7
2018	228.7	84.0	195.9	4.2	512.8
2019	530.7	194.2	276.3	0.7	1,001.9
2020	1,025.5	337.9	254.0	—	1,617.4
2021	1,800.5	382.8	82.4	—	2,265.7
	$3,632.8	$1,016.8	$896.6	$108.9	$5,655.1

(In millions)	Purchased Loans as of December 31, 2021 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2016 and prior	$4.9	$2.3	$25.8	$35.3	$68.3
2017	48.5	18.2	80.5	12.7	159.9
2018	223.7	85.9	199.2	2.5	511.3
2019	554.7	216.5	304.5	0.4	1,076.1
2020	560.9	200.7	151.5	—	913.1
2021	755.0	171.7	39.3	—	966.0
	$2,147.7	$695.3	$800.8	$50.9	$3,694.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The COVID-19 pandemic created conditions that increased the level of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio. During the first quarter of 2020, we applied a subjective adjustment to our forecasting model to reflect our best estimate of the future impact of the COVID-19 pandemic on future net cash flows (“COVID forecast adjustment”), which reduced our estimate of future net cash flows by $162.2 million. We continued to apply the COVID forecast adjustment through the end of 2021, as it continued to represent our best estimate. During the first quarter of 2022, we determined that we had sufficient Consumer Loan performance experience since the lapse of federal stimulus payments and enhanced unemployment benefits to refine our estimate of future net cash flows. Accordingly, during the first quarter of 2022, we removed the COVID forecast adjustment and enhanced our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. Under CECL, changes in the amount and timing of forecasted net cash flows are recorded as a provision for credit losses in the period of change.

The removal of the COVID forecast adjustment and the implementation of the enhanced forecasting methodology during the first quarter of 2022 impacted forecasted net cash flows and provision for credit losses as follows:

(In millions)	Increase / (Decrease) in
Forecasting Methodology Changes	Forecasted Net Cash Flows	Provision for Credit Losses
Removal of COVID forecast adjustment	$149.5	$(118.5)
Implementation of enhanced forecasting methodology	(53.8)	47.9
Total	95.7	(70.6)

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of December 31,
	2022	2021
Land and land improvements	$2.9	$2.9
Building and improvements	58.8	59.1
Data processing equipment and software	47.2	46.5
Office furniture and equipment	3.0	3.4
Leasehold improvements	—	0.7
Total property and equipment	111.9	112.6
Less: Accumulated depreciation on property and equipment	(60.5)	(55.3)
Total property and equipment, net	$51.4	$57.3

As the vast majority of our team members now work remotely, we have significant excess space in the two office buildings that we own. We are actively exploring options to reduce our office space, which could result in the sale or lease of one or both of our buildings. As there is currently a significant amount of unoccupied office space, we believe the market value of our buildings and improvements, land and land improvements, and office furniture and equipment is significantly less than their combined carrying value. If we were to reclassify one or both of these buildings as held for sale, we would be required to record an impairment charge to reduce their carrying value to their estimated market value less costs to sell.

Depreciation expense on property and equipment was $9.0 million, $9.7 million, and $8.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Years Ended December 31,
	2022	2021	2020
Net assumed written premiums	$72.5	$56.4	$61.7
Net premiums earned	62.7	60.3	57.3
Provision for claims	46.4	38.8	37.9
Amortization of capitalized acquisition costs	1.5	1.4	1.4

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of December 31,
	Balance Sheet location	2022	2021
Trust assets	Restricted cash and cash equivalents	$0.4	$0.3
Trust assets	Restricted securities available for sale	72.3	62.1
Unearned premium	Accounts payable and accrued liabilities	54.4	44.6
Claims reserve (1)	Accounts payable and accrued liabilities	3.1	2.4

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

The following tables present information about incurred and paid claims development for the five-year period ended December 31, 2022:

(Dollars in millions)
	Cumulative Incurred Claims					As of December 31, 2022
Incident Year	As of December 31,					Claims Reserve	Cumulative Number of Reported Claims
	2018	2019	2020	2021	2022
2018	$25.8	$25.7	$25.8	$25.8	$25.8	$—	22,310
2019		30.1	30.2	30.2	30.2	—	24,422
2020			37.7	37.6	37.7	—	28,208
2021				38.9	39.2	—	28,829
2022					46.0	3.1	29,205
Total					$178.9	$3.1	132,974

(In millions)	Cumulative Paid Claims
	As of December 31,
Incident Year	2018	2019	2020	2021	2022
2018	$24.2	$25.7	$25.8	$25.8	$25.8
2019		28.3	30.2	30.2	30.2
2020			35.4	37.6	37.7
2021				36.5	39.2
2022					42.9
Total					$175.8

Average Annual Percentage Payout of Incurred Claims by Age
Claim Age (Years)	1	2	3	4	5
Payout Percentage	93.5%	6.3%	0.2%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Years Ended December 31,
	2022	2021	2020
Ancillary product profit sharing	$60.6	$40.2	$33.5
Remarketing fees	13.4	7.8	7.1
Interest	6.6	1.2	2.9
Dealer enrollment fees	1.7	1.9	3.0
Dealer support products and services	1.2	1.3	1.9
Other	(0.1)	0.7	1.2
Total	$83.4	$53.1	$49.6

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

Dealer enrollment fees consist of fees from Dealers that enrolled in our Portfolio Program prior to August 5, 2019. Depending on the enrollment option selected by the Dealer, Dealers may have enrolled by paying us an upfront, one-time fee of $9,850, or by agreeing to allow us to retain 50% of their accelerated Dealer Holdback payment(s) on the first 100 Consumer Loan assignments. A portion of the $9,850 upfront, one-time fee was considered to be a Dealer enrollment fee, which was amortized on a straight-line basis over the estimated life of the Dealer relationship. In the case of Dealers that enrolled by agreeing to allow us to retain 50% of their accelerated Dealer Holdback payment(s) on the first 100 Consumer Loan assignments, the 50% portion we retain is considered to be a Dealer enrollment fee. We do not recognize any of this Dealer enrollment fee until the Dealer has met the eligibility requirements to receive the accelerated Dealer Holdback payment(s) and the amount(s) of the payment(s), if any, have been calculated. Once the accelerated Dealer Holdback payment(s) have been calculated, we defer the 50% portion that we keep and recognize it on a straight-line basis over the remaining estimated life of the Dealer relationship. Beginning August 5, 2019, Dealers enroll in our Portfolio Program without incurring an enrollment fee.

Dealer support products and services consist of income earned from products and services provided to Dealers to assist with their operations, including sales and marketing, purchasing supplies and materials, and acquiring vehicle inventory. Income is recognized in the period the product or service is provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Year Ended December 31, 2022
	Ancillary product profit sharing	Remarketing fees	Interest	Dealer enrollment fees	Dealer support products and services	Other	Total Other Income
Source of income
Third Party Providers	$60.6	$—	$6.6	$—	$—	$(0.1)	$67.1
Dealers	—	13.4	—	1.7	1.2	—	16.3
Total	$60.6	$13.4	$6.6	$1.7	$1.2	$(0.1)	$83.4

Timing of revenue recognition
Over time	$60.6	$—	$6.6	$1.7	$—	$—	$68.9
At a point in time	—	13.4	—	—	1.2	(0.1)	14.5
Total	$60.6	$13.4	$6.6	$1.7	$1.2	$(0.1)	$83.4

9.    DEBT

Debt consists of the following:

(In millions)	As of December 31, 2022
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$30.9	$—	$—	$30.9
Secured financing (2)	3,776.7	(16.9)	(3.4)	3,756.4
Senior notes	800.0	(5.5)	—	794.5
Mortgage note	8.9	—	—	8.9
Total debt	$4,616.5	$(22.4)	$(3.4)	$4,590.7

(In millions)	As of December 31, 2021
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$2.6	$—	$—	$2.6
Secured financing (2)	3,830.4	(18.9)	—	3,811.5
Senior notes	800.0	(7.5)	—	792.5
Mortgage note	9.7	—	—	9.7
Total debt	$4,642.7	$(26.4)	$—	$4,616.3

(1)Excludes deferred debt issuance costs of $3.9 million and $3.6 million as of December 31, 2022 and December 31, 2021, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

General information for each of our financing transactions in place as of December 31, 2022 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount		Interest Rate Basis as of December 31, 2022
Revolving Secured Line of Credit	n/a	06/22/25		$410.0	(1)	At our option, either the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	04/30/24	(3)	$400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	05/20/25	(3)	$300.0		The Secured Overnight Financing Rate (SOFR) plus 221.4 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/25	(5)	$200.0		SOFR plus 245 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/24	(3)	$75.0		BSBY plus 200 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/01/24	(3)	$200.0		SOFR plus 201.4 basis points (4)
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/25	(6)	$500.0		Fixed rate
Term ABS 2019-3 (2)	Credit Acceptance Funding LLC 2019-3	11/15/21	(3)	$351.7		Fixed rate
Term ABS 2020-1 (2)	Credit Acceptance Funding LLC 2020-1	02/15/22	(3)	$500.0		Fixed rate
Term ABS 2020-2 (2)	Credit Acceptance Funding LLC 2020-2	07/15/22	(3)	$481.8		Fixed rate
Term ABS 2020-3 (2)	Credit Acceptance Funding LLC 2020-3	10/17/22	(3)	$600.0		Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	12/16/24	(6)	$100.0		SOFR plus 220 basis points (4)
Term ABS 2021-2 (2)	Credit Acceptance Funding LLC 2021-2	02/15/23	(3)	$500.0		Fixed rate
Term ABS 2021-3 (2)	Credit Acceptance Funding LLC 2021-3	05/15/23	(3)	$450.0		Fixed rate
Term ABS 2021-4 (2)	Credit Acceptance Funding LLC 2021-4	10/16/23	(3)	$250.1		Fixed rate
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/24	(3)	$350.0		Fixed rate
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	12/15/25	(6)	$200.0		SOFR plus 235 basis points (4)
Term ABS 2022-3 (2)	Credit Acceptance Funding LLC 2022-3	10/15/24	(3)	$389.9		Fixed rate
2024 Senior Notes	n/a	12/31/24		$400.0		Fixed rate
2026 Senior Notes	n/a	03/15/26		$400.0		Fixed rate
Mortgage Note (2)	Chapter 4 Properties, LLC	08/06/28		$9.0		BSBY plus 150 basis points
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
(5)Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on December 27, 2027 will be due on that date.
(6)Represents the revolving maturity date. The Company has the option to redeem and retire the indebtedness after the revolving maturity date. If we do not elect this option, the outstanding balance will amortize based on the cash flows of the pledged assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Years Ended December 31,
	2022	2021
Revolving Secured Line of Credit
Maximum outstanding principal balance	$379.7	$229.0
Average outstanding principal balance	133.4	29.1
Warehouse Facility II
Maximum outstanding principal balance	$201.0	$201.0
Average outstanding principal balance	83.0	18.8
Warehouse Facility IV
Maximum outstanding principal balance	$43.8	$—
Average outstanding principal balance	4.3	—
Warehouse Facility V
Maximum outstanding principal balance	$—	$—
Average outstanding principal balance	—	—
Warehouse Facility VI
Maximum outstanding principal balance	$50.0	$—
Average outstanding principal balance	23.1	—
Warehouse Facility VIII
Maximum outstanding principal balance	$48.2	$—
Average outstanding principal balance	4.7	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2022	2021
Revolving Secured Line of Credit
Principal balance outstanding	$30.9	$2.6
Amount available for borrowing (1)	379.1	432.4
Interest rate	6.25%	1.98%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	125.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2019-1
Principal balance outstanding	$—	$124.6
Loans pledged as collateral	—	292.4
Restricted cash and cash equivalents pledged as collateral	—	31.8
Interest rate	—%	3.86%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	627.5	582.1
Restricted cash and cash equivalents pledged as collateral	51.0	50.7
Interest rate	5.15%	3.13%
Term ABS 2019-3
Principal balance outstanding	$64.4	$323.9
Loans pledged as collateral	200.9	382.9
Restricted cash and cash equivalents pledged as collateral	24.5	36.5
Interest rate	3.00%	2.58%
(1) Availability may be limited by the amount of assets pledged as collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2022	2021
Term ABS 2020-1
Principal balance outstanding	$144.6	$500.0
Loans pledged as collateral	362.5	591.6
Restricted cash and cash equivalents pledged as collateral	38.8	51.9
Interest rate	2.51%	2.18%
Term ABS 2020-2
Principal balance outstanding	$307.0	$481.8
Loans pledged as collateral	452.0	579.5
Restricted cash and cash equivalents pledged as collateral	43.9	50.1
Interest rate	1.81%	1.65%
Term ABS 2020-3
Principal balance outstanding	$520.7	$600.0
Loans pledged as collateral	655.1	688.1
Restricted cash and cash equivalents pledged as collateral	53.9	58.4
Interest rate	1.47%	1.44%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	115.0	143.7
Restricted cash and cash equivalents pledged as collateral	8.5	10.2
Interest rate	6.52%	2.10%
Term ABS 2021-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	572.9	618.7
Restricted cash and cash equivalents pledged as collateral	44.5	49.2
Interest rate	1.12%	1.12%
Term ABS 2021-3
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	519.9	619.8
Restricted cash and cash equivalents pledged as collateral	38.8	46.5
Interest rate	1.14%	1.14%
Term ABS 2021-4
Principal balance outstanding	$250.1	$250.1
Loans pledged as collateral	278.5	281.2
Restricted cash and cash equivalents pledged as collateral	21.8	22.1
Interest rate	1.44%	1.44%
Term ABS 2022-1
Balance outstanding	$350.0	$—
Loans pledged as collateral	434.7	—
Restricted cash and cash equivalents pledged as collateral	27.7	—
Interest rate	5.03%	—%
Term ABS 2022-2
Balance outstanding	$200.0	$—
Loans pledged as collateral	229.3	—
Restricted cash and cash equivalents pledged as collateral	25.6	—
Interest rate	6.65%	—%
Term ABS 2022-3
Balance outstanding	$389.9	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2022	2021
Loans pledged as collateral	429.2	—
Restricted cash and cash equivalents pledged as collateral	27.6	—
Interest rate	7.68%	—%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
Mortgage Note
Principal balance outstanding	$8.9	$9.7
Interest rate	5.46%	1.60%
(1) Availability may be limited by the amount of assets pledged as collateral.
Revolving Secured Line of Credit Facility

We have a $410.0 million revolving secured line of credit facility with a commercial bank syndicate. The amount of the facility will decrease by $25.0 million on June 23, 2023. Borrowings under the revolving secured line of credit facility, including any letters of credit issued under the facility, are subject to a borrowing-base limitation. This limitation equals 80% of the value of Loans, as defined in the agreement, less a hedging reserve (not exceeding $1.0 million), and the amount of other debt secured by the collateral which secures the revolving secured line of credit facility. Borrowings under the revolving secured line of credit facility agreement are secured by a lien on most of our assets.

Warehouse Facilities

We have five Warehouse facilities with total borrowing capacity of $1,175.0 million. Each of the facilities is with a different lender or group of lenders. Under each Warehouse facility, we can contribute Loans to our wholly owned subsidiaries in return for cash and an increase in the value of our equity in each subsidiary. In turn, each subsidiary pledges the Loans as collateral to lenders to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to each subsidiary under the applicable facility is generally limited to the lesser of 80% of the value of the contributed Loans, as defined in the agreements, plus the restricted cash and cash equivalents pledged as collateral on such Loans or the facility limit.

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

The subsidiaries pay us a monthly servicing fee equal to either 4% or 6%, depending upon the facility, of the collections received with respect to the contributed Loans. The servicing fee is paid out of the collections. Except for the servicing fee and holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees, and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary is entitled to any collections remaining after the payment of interest, certain other transaction expenses, and any amounts necessary to satisfy the borrowing base requirements of the facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with these transactions, we contributed Loans on an arms-length basis to each Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than of the Funding LLCs for the Term ABS 2019-2, 2021-1, and 2022-2 financings, contributed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, and 2022-2 financings pledged the Loans to their respective lenders. The Term ABS 2019-3, 2020-1, 2020-2, 2020-3, 2021-2, 2021-3, and 2021-4 financings each consist of three classes of notes, while the Term ABS 2022-1 and Term ABS 2022-3 financings consist of four classes of notes.

Each Term ABS financing at the time of issuance has a specified revolving period during which we are likely to contribute additional Loans to the applicable Funding LLC. Each Funding LLC (other than the Funding LLCs of the Term ABS 2019-2, 2021-1, and 2022-2 financings) will then contribute the Loans to its respective trust. At the end of the applicable revolving period, the debt outstanding under each financing will begin to amortize.

The Term ABS financings create indebtedness for which the applicable trust or Funding LLC is liable and which is secured by all the assets of the applicable trust or Funding LLC. Such indebtedness is non-recourse to us, even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs. Because the Funding LLCs are organized as legal entities separate from us, their assets (including the contributed Loans) are not available to our creditors. We receive a monthly servicing fee on each financing equal to either 4% or 6%, depending upon the financing, of the collections received with respect to the contributed Loans. The fee is paid out of the collections. Except for the servicing fee and Dealer Holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees, and other related costs have been paid in full. If a facility is not amortizing, the applicable subsidiary may be entitled to retain any collections remaining after payment of interest, certain other transaction expenses, and any amounts necessary to satisfy the borrowing base requirements of the facility. However, in our capacity as servicer of the Loans, we have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances. For those Funding LLCs with a trust, when the trust’s underlying indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. For all Funding LLCs, after the indebtedness is paid in full, any remaining collections will ultimately be available to be distributed to us as the sole member of the respective Funding LLC.

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Contributed at Closing	Revolving Period
Term ABS 2019-2	August 28, 2019	$625.1	Through August 15, 2025
Term ABS 2019-3	November 21, 2019	439.6	Through November 15, 2021
Term ABS 2020-1	February 20, 2020	625.1	Through February 15, 2022
Term ABS 2020-2	July 23, 2020	602.3	Through July 15, 2022
Term ABS 2020-3	October 22, 2020	750.1	Through October 17, 2022
Term ABS 2021-1	January 29, 2021	125.1	Through December 16, 2024
Term ABS 2021-2	February 18, 2021	625.1	Through February 15, 2023
Term ABS 2021-3	May 20, 2021	562.6	Through May 15, 2023
Term ABS 2021-4	October 28, 2021	312.6	Through October 16, 2023
Term ABS 2022-1	June 16, 2022	437.6	Through June 17, 2024
Term ABS 2022-2	December 15, 2022	250.1	Through December 15, 2025
Term ABS 2022-3	November 3, 2022	500.1	Through October 15, 2024

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

Mortgage Note

We have a $9.0 million mortgage note with a commercial bank that is secured by a first mortgage lien on a building acquired by us and an assignment of all leases, rents, revenues, and profits under all present and future leases of the building. The note matures on August 6, 2028, and bears interest at BSBY plus 150 basis points.

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2022 are as follows:

(In millions)
Year	Revolving Secured Line of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes	Mortgage Note	Total
2023	$—	$—	$1,507.4	$—	$0.5	$1,507.9
2024	—	—	878.2	400.0	0.6	1,278.8
2025	30.9	—	1,142.4	—	0.6	1,173.9
2026	—	—	248.7	400.0	0.7	649.4
2027	—	—	—	—	0.7	0.7
Thereafter	—	—	—	—	5.8	5.8
Total	$30.9	$—	$3,776.7	$800.0	$8.9	$4,616.5
(1)The principal maturities of the Term ABS transactions are estimated based on forecasted collections.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Debt Covenants

As of December 31, 2022, we were in compliance with our covenants under the revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization, and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, for one of our Warehouse facilities, we must maintain consolidated net income, as defined in the agreement, of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the contributed assets.

Our Term ABS financings also contain covenants that measure the performance of the contributed assets. As of December 31, 2022, we were in compliance with all such covenants. As of the end of the year, we were also in compliance with our covenants under the senior notes indentures.

10.    DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings.  The following tables provide the terms of our interest rate cap agreements that were in effect as of December 31, 2022 and 2021:

(Dollars in millions)
As of December 31, 2022
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	07/2022	12/2023	$205.0	6.50%
300.0	Warehouse Facility IV	Cap Floating Rate	07/2019	07/2023	175.0	6.50%
200.0	Warehouse Facility V	Cap Floating Rate	12/2020	01/2026	94.0	5.50%

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	116.7	5.50%
		Cap Floating Rate	09/2022	09/2025	83.3	5.50%
					200.0

100.0	Term ABS 2021-1	Cap Floating Rate	02/2021	06/2024	100.0	5.50%
200.0	Term ABS 2022-2	Cap Floating Rate	12/2022	06/2024	200.0	6.50%

(Dollars in millions)
As of December 31, 2021
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	12/2020	07/2022	$205.0	5.50%
300.0	Warehouse Facility IV	Cap Floating Rate	07/2019	07/2023	300.0	6.50%
125.0	Warehouse Facility V	Cap Floating Rate	12/2020	01/2026	94.0	5.50%
200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	200.0	5.50%
100.0	Term ABS 2021-1	Cap Floating Rate	02/2021	06/2024	100.0	5.50%

(1) Rate excludes the spread over the corresponding benchmark rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The interest rate caps have not been designated as hedging instruments. As of December 31, 2022 and 2021, the interest rate caps had a fair value of $2.0 million and $0.2 million, respectively. The increase in fair value from December 31, 2021 was the result of an increase in market rates.

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2022, 2021, and 2020 is as follows:

(In millions)		Amount of (Income) Loss Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		For the Years Ended December 31,
	Location	2022	2021	2020
Interest rate caps	Interest expense	$(1.0)	$(0.1)	$—

11.    INCOME TAXES

Income Tax Provision

The income tax provision consists of the following:

(In millions)	For the Years Ended December 31,
	2022	2021	2020
Income before provision for income taxes:	$711.7	$1,260.9	$549.5
Current provision for income taxes:
Federal	152.7	217.9	53.8
State	28.5	38.6	6.6
	181.2	256.5	60.4
Deferred provision for income taxes:
Federal	(10.8)	36.7	57.3
State	3.1	7.9	11.0
	(7.7)	44.6	68.3
Interest and penalties expense:
Interest	2.4	1.5	(0.2)
Penalties	—	—	—
	2.4	1.5	(0.2)
Provision for income taxes	$175.9	$302.6	$128.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In millions)	As of December 31,
	2022	2021
Deferred tax assets:
Allowance for credit losses	$693.5	$721.8
Stock-based compensation	18.3	16.3
Deferred state net operating loss	4.7	2.1
Other, net	12.2	10.9
Total deferred tax assets	728.7	751.1
Deferred tax liabilities:
Valuation of Loans receivable	1,140.4	1,169.6
Deferred Loan origination costs	1.6	1.6
Other, net	13.4	15.1
Total deferred tax liabilities	1,155.4	1,186.3
Net deferred tax liability	$426.7	$435.2

The deferred state net operating loss tax asset arising from the operating loss carryforward for state income tax purposes is expected to expire at various times beginning in 2034, if not utilized. We do not anticipate expiration of the net operating loss carryforwards prior to their utilization.

Effective Income Tax Rate

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Years Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes	3.8%	3.0%	2.7%
Excess tax benefits from stock-based compensation plans	-0.8%	-0.3%	-0.5%
Other	0.7%	0.3%	0.2%
Effective income tax rate	24.7%	24.0%	23.4%

State and local income taxes

The increase in our state and local income tax rate from 2021 to 2022 was primarily due to changes in state and local tax laws that were enacted during the third quarter of 2022, which are expected to increase our long-term effective income tax rate by approximately 20 basis points. The enactment of these tax law changes increased our effective income tax rate by approximately 60 basis points basis points for the year ended December 31, 2022, of which 50 basis points related to the impact of tax law changes that are effective for future periods and 10 basis points related to the impact of tax law changes that were effective retroactively to the beginning of 2022.

The increase in our state and local income tax rate from 2020 to 2021 was primarily the result of the settlement of an uncertain tax position for state income taxes during 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Excess tax benefits from stock-based compensation

We recognize an excess tax benefit or tax deficiency when the deduction for the stock-based compensation expense of a stock award for tax purposes differs from the cumulative stock-based compensation expense recognized in the financial statements. The excess tax benefit or tax deficiency is recognized in provision for income taxes in the period in which the amount of the deduction is determined, which is when restricted stock vests, restricted stock units are converted to common stock, or stock options are exercised. Excess tax benefits reduce our effective income tax rate, while tax deficiencies increase our effective income tax rate. The impact of excess tax benefits on our effective income tax rate for the year ended December 31, 2022 increased from the same period in 2021 primarily due to an increase in the number of restricted stock units that were converted to common stock during 2022 due to the timing of long-term stock award grants.

Other

Other items impacting our effective income tax rate primarily consist of non-deductible executive compensation expense. The impact of non-deductible executive compensation expense on our effective income tax rate for year ended December 31, 2022 increased in magnitude from the same period in 2021 primarily due to a decrease in pre-tax income.

Unrecognized Tax Benefits

The following table is a summary of changes in gross unrecognized tax benefits:

(In millions)	For the Years Ended December 31,
	2022	2021	2020
Unrecognized tax benefits at January 1,	$49.4	$41.8	$41.7
Additions for tax positions of the current year	14.5	13.4	10.2
Additions for tax positions of prior years	—	0.9	0.1
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	(4.6)
Reductions as a result of a lapse of the statute of limitations	(6.8)	(6.7)	(5.6)
Unrecognized tax benefits at December 31,	$57.1	$49.4	$41.8

The total amount of gross unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods was $57.1 million as of December 31, 2022.  As of December 31, 2022, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months. Accrued interest related to uncertain tax positions was $13.2 million and $10.8 million as of December 31, 2022 and 2021, respectively.

We are subject to income tax in federal, state, and local jurisdictions. We are generally no longer subject to tax examinations on federal returns filed for years prior to 2019 and state and local returns filed for years prior to 2015.

12.    NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Years Ended December 31,
	2022	2021	2020
Weighted average shares outstanding:
Common shares	13,197,912	15,727,140	17,544,837
Vested restricted stock units	365,973	358,683	314,098
Basic number of weighted average shares outstanding	13,563,885	16,085,823	17,858,935
Dilutive effect of restricted stock, restricted stock units, and stock options	61,196	14,729	76,844
Dilutive number of weighted average shares outstanding	13,625,081	16,100,552	17,935,779

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following outstanding stock awards were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2022	2021	2020
Stock options	189,465	349,222	—
Restricted stock units	2,827	—	—
Total	192,292	349,222	—

13.    STOCK REPURCHASES

The following table summarizes our stock repurchases for the years ended December 31, 2022, 2021, and 2020:

(Dollars in millions)	For the Years Ended December 31,
	2022		2021		2020
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	1,467,481	$773.0	2,877,060	$1,469.1	1,267,103	$474.3
Other (2)	24,000	11.5	7,066	2.7	15,063	6.5
Total	1,491,481	$784.5	2,884,126	$1,471.8	1,282,166	$480.8

(1)Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or otherwise. On September 28, 2021, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of December 31, 2022, we had authorization to repurchase 158,069 shares of our common stock.
(2)Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock and restricted stock units and the conversion of restricted stock units to common stock.

14.           STOCK-BASED COMPENSATION PLANS

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), at any time prior to April 12, 2031, we can grant stock-based awards in the form of restricted stock, restricted stock units, and stock options to team members, officers, directors, and contractors. On April 12, 2021, our board of directors approved an amendment to the Incentive Plan, subject to shareholder approval, increasing the number of shares authorized for issuance by 750,000 shares, to 2,750,000 shares. Shareholder approval was received at our annual meeting of shareholders on July 21, 2021. The shares available for future grants under the Incentive Plan totaled 215,271 as of December 31, 2022.

Stock option grants

We grant time-based stock options to team members and directors in accordance with the Incentive Plan. Based on the terms of individual stock option grant agreements, the stock options:

•vest and become exercisable in three or four equal annual installments beginning on the first anniversary of the date on which the options were granted, based on continuous employment or service, and
•expire either six or ten years from the date of the grant.

From December 2020 through June 2021, we granted 770,500 stock options, subject to shareholder approval of an amendment to the Incentive Plan (“Shareholder Approval”). Under GAAP, if a stock award is subject to shareholder approval, it is not considered granted for accounting purposes until that approval is received. Shareholder Approval was received at our annual meeting of shareholders on July 21, 2021. Accordingly, the accounting grant date of the 770,500 previously-awarded stock options is July 21, 2021, and no expense was recognized for those stock options prior to that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of the stock option activity under the Incentive Plan for the year ended December 31, 2022, is presented below:

Stock Options	Number of Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2021	705,749	$350.74
Granted	67,000	501.50
Exercised	(44,550)	340.35
Forfeited	(46,125)	363.75
Outstanding as of December 31, 2022	682,074	$365.34	$77.4	4.9
Exercisable as of December 31, 2022	244,454	$344.89	$31.8	4.5
Unvested as of December 31, 2022	437,620	$376.77	$45.6	5.1

(1)The intrinsic value of stock options is the amount by which the market price of the stock as of December 31, 2022 exceeded the exercise price of the options.

The grant-date weighted average fair value of stock options granted in 2022 was $501.50 per share. The total intrinsic value of stock options exercised during 2022 was $9.9 million. Net cash proceeds from the exercise of stock options in 2022 was $15.1 million.

We estimated the fair value of each stock option on the date of grant using a Black-Scholes valuation model with the following assumptions:

Valuation Assumptions	2022
Risk-free interest rate	1.5%	-	4.4%
Expected stock price volatility	38.0%	-	41.0%
Expected life of stock options (in years)	3.5	-	4.0

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
•For certain team members, over a period of three or four years, based on continuous employment.
•For certain team members, over a period of one to four years, based on continuous employment and the compounded annual growth rate in our adjusted net income per diluted share, a non-GAAP financial measure.
•For certain directors, over a period of five years, based upon the compounded annual growth rate in our adjusted net income per diluted share, a non-GAAP financial measure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of the restricted stock unit (“RSU”) activity under the Incentive Plan for the year ended December 31, 2022, is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (2) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2021	376,835	$143.70
Granted	22,867	488.27
Converted	(57,928)	126.25
Forfeited	(546)	437.63
Outstanding as of December 31, 2022 (1)	341,228	$169.28	$161.9	1.6
Vested as of December 31, 2022	312,872	$142.40	$148.4	1.4

(1)No RSUs outstanding at December 31, 2022 were convertible to shares of common stock.
(2)The intrinsic value of RSUs is measured by applying the closing stock price as of December 31, 2022 to the applicable number of units.

The grant-date weighted average fair value of RSUs granted in 2022, 2021, and 2020 was $488.27, $366.07, and $436.89, respectively. The total intrinsic value of RSUs converted to common stock during 2022, 2021, and 2020 was $27.5 million, $7.9 million, and $7.6 million, respectively. During 2021, we recognized a $3.0 million reversal of stock-based compensation expense due to the forfeiture of 31,000 unvested RSUs upon the retirement of our former Chief Executive Officer in May 2021.

Restricted Stock

Prior to 2020, we granted performance-based and time-based shares of restricted stock to team members in accordance with the Incentive Plan. As of December 31, 2022, there were no unvested shares of restricted stock. During 2021, we recognized an $8.5 million reversal of stock-based compensation expense due to the forfeiture of 109,000 shares of unvested restricted stock upon the retirement of our former Chief Executive Officer in May 2021.

Stock-based compensation expense

Stock-based compensation expense consists of the following:

(In millions)	For the Years Ended December 31,
	2022	2021	2020
Stock options	$33.8	$33.7	$—
Restricted stock units	2.7	(1.1)	4.2
Restricted stock	—	(7.8)	2.0
Total	$36.5	$24.8	$6.2

Assuming performance targets are achieved in the periods currently estimated, we expect to recognize the remaining expense for stock-based awards outstanding as of December 31, 2022 over a weighted average period of 1.2 years, as follows:

(In millions)
For the Years Ended December 31,	Stock Options	Restricted Stock Units	Restricted Stock	Total Projected Expense
2023	$34.4	$3.5	$—	$37.9
2024	34.3	2.8	—	37.1
2025	5.2	2.2	—	7.4
2026	1.2	1.5	—	2.7
Total	$75.1	$10.0	$—	$85.1

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

Geographic Information

For the three years ended December 31, 2022, 2021, and 2020, all of our revenues were derived from the United States.  As of December 31, 2022 and 2021, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of financing programs that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer ancillary products on vehicles financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during 2022, 2021, or 2020. Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2022 or 2021.

16.    COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Matters

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation, and regulatory investigations seeking damages, fines, and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance, and other consumer-oriented laws and regulations, including claims seeking damages for alleged physical and mental harm relating to the repossession and sale of consumers’ vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines, and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors, or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory, and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions. Current actions to which we are a party include the following matters.

On December 1, 2021, we received a subpoena from the Office of the Attorney General for the State of California seeking documents and information regarding GAP products, GAP product administration, and refunds. We are cooperating with this inquiry and cannot predict the eventual scope, duration, or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On May 7, 2019, we received a subpoena from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York. On July 30, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, both from the Consumer Frauds and Protection Bureau and the Investor Protection Bureau, relating to the Company’s origination and collection policies and procedures in the state of New York and its securitizations. On August 28, 2020, we were informed that one of the two additional subpoenas was being withdrawn. On November 16, 2020, we received an additional subpoena for documents from the Office of the New York State Attorney General. On November 19, 2020, the Company received a letter from the Office of the New York State Attorney General stating that the New York State Attorney General was considering bringing claims against the Company under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), New York Executive Law § 63(12), the New York Martin Act, and New York General Business Law § 349 in connection with the Company’s origination and securitization practices. On December 9, 2020, we responded to the New York State Attorney General’s letter disputing the assertions contained therein. On December 21, 2020, we received two additional subpoenas from the Office of the New York State Attorney General, one relating to data and the other seeking testimony. On February 24 and April 30, 2021, we received additional subpoenas from the Office of the New York State Attorney General seeking information relating to its investigation. On August 23, 2022, we received a letter from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General stating that the Office of the New York State Attorney General intended to commence litigation against the Company asserting violations of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352 et seq. and applicable federal laws, including but not limited to claims that the Company engaged in unfair and deceptive trade practices in auto lending, debt collection and asset-backed securitizations in the State of New York in violation of the Dodd-Frank Act, New York Executive Law § 63(12), the New York Martin Act and New York General Business Law § 349, and seeking to obtain injunctive relief, restitution, civil penalties, damages, disgorgement, reformation, rescission, costs and such other relief as the court may deem just and proper. On January 4, 2023, the Office of the New York State Attorney General and the Bureau of Consumer Financial Protection (“Bureau”) jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the Consumer Financial Protection Act of 2010 (the “CFPA”), 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. We cannot predict the eventual scope, duration, or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this litigation. The Company intends to vigorously defend itself in this matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On April 22, 2019, we received a civil investigative demand from the Bureau seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs, and credit reporting. On May 7, 2020, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. The Company raised various objections to the May 7, 2020 civil investigative demand, and on May 26, 2020, we were notified that it was withdrawn. On June 1, 2020, we received another civil investigative demand that was similar to the May 7, 2020 demand, and which raised many of the same objections. We formally petitioned the Bureau to modify the June 1, 2020 civil investigative demand. On September 3, 2020, the Director of the Bureau denied our petition to modify the June 1, 2020 civil investigative demand. On December 23, 2020, we received a civil investigative demand for investigational hearings in connection with the Bureau’s investigation. The Company objected to certain portions of the civil investigative demands for hearings and, on January 19, 2021, the Bureau notified the Company that it had withdrawn such portions from the December 23, 2020 civil investigative demands. On March 11, 2021, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation and an investigational hearing. On June 3, 2021, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. On December 6, 2021, we received a Notice and Opportunity to Respond and Advise (“NORA”) letter from the Staff of the Office of Enforcement (“Staff”) of the Bureau, stating that the Staff was considering whether to recommend that the Bureau take legal action against the Company for alleged violations of the CFPA in connection with the Company’s consumer loan origination practices. The NORA letter stated that the Bureau may allege that the Company (i) committed abusive and unfair acts or practices in violation of 12 U.S.C. § 5531(c) and (d) and 12 U.S.C. § 5536(a)(1)(B) and (ii) substantially assisted the deceptive acts of others in violation of 12 U.S.C. § 5536 (a)(3). The NORA letter also stated that, in connection with any action, the Bureau may seek all remedies available under the CFPA, including civil money penalties, consumer redress, and injunctive relief. On January 18, 2022, the Company responded to the NORA letter disputing that it had committed any violations. On March 7, 2022, we received another civil investigative demand from the Bureau seeking additional information relating to its investigation. As noted above, on January 4, 2023, the Bureau and the Office of the New York State Attorney General jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the CFPA, 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. We cannot predict the eventual scope, duration, or outcome of the lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this lawsuit. The Company intends to vigorously defend itself in this matter.

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

On December 9, 2014, we received a civil investigative subpoena from the U.S. Department of Justice pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 directing us to produce certain information relating to subprime automotive finance and related securitization activities. We have cooperated with the inquiry, but cannot predict the eventual scope, duration, or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity, and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Litigation Resolved during 2022

On October 2, 2020, a shareholder filed a putative class action complaint against the Company, its Chief Executive Officer (now former Chief Executive Officer), and its Chief Financial Officer (now Chief Executive Officer) in the United States District Court for the Eastern District of Michigan, Southern Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding the Company and its business, and seeking class certification, unspecified damages plus interest and attorney and expert witness fees, and other costs on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired Credit Acceptance common stock from November 1, 2019 through August 28, 2020. On May 28, 2021, the court issued an opinion and order appointing lead plaintiffs and lead counsel. On July 22, 2021, the lead plaintiffs filed an amended complaint asserting similar violations, seeking similar relief, and expanding the putative class to include all persons and entities (subject to specified exceptions) that purchased or otherwise acquired Credit Acceptance common stock from May 4, 2018 through August 28, 2020. On June 14, 2022, the Company reached an agreement in principle to settle this putative class action. The agreement in principle contemplated an aggregate cash payment by the Company of $12.0 million, all of which was recognized during the second quarter of 2022, to settle claims brought on behalf of all persons and entities that purchased or otherwise acquired Credit Acceptance common stock from May 4, 2018 through August 28, 2020. On August 24, 2022, the parties executed and filed with the court a definitive stipulation and agreement of settlement, referred to herein as the settlement agreement, which was consistent with the agreement in principle and provides for a full release of all claims against all defendants, including the Company and its officers. The settlement agreement provides that the defendants expressly deny any liability, wrongdoing, or responsibility. On October 17, 2022, the Company wired the $12.0 million payment to a settlement administrator as provided for in the settlement agreement. On December 12, 2022, the court issued an opinion and order granting lead plaintiffs’ motion for final approval of the settlement and plan of allocation. On December 16, 2022, the court entered a final order and judgment consistent with the settlement agreement, including dismissal with prejudice of all claims asserted against the Company and its officers.

Regulatory Matter Resolved during 2021

On December 4, 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts relating to the origination and collection of non-prime auto loans in Massachusetts. On November 20, 2017, we received a second civil investigative demand from the Office of the Attorney General seeking updated information on its original civil investigative demand, additional information related to the Company’s origination and collection of Consumer Loans, and information regarding securitization activities. In connection with this inquiry, we were informed by representatives of the Office of the Attorney General that it believed that the Company may have engaged in unfair and deceptive acts or practices related to the origination and collection of auto loans, which may have caused some of the Company’s representations and warranties contained in securitization documents to be inaccurate. On July 22, 2020, we received a third civil investigative demand from the Office of the Attorney General seeking updates on previously produced data and additional information related to the Company’s origination of Consumer Loans. On August 30, 2020, we were served with a complaint, filed by the Attorney General in Massachusetts Superior Court in Suffolk County, alleging that the Company engaged in unfair and deceptive trade practices in subprime auto lending, debt collection and asset-backed securitizations in the Commonwealth of Massachusetts, in violation of the Massachusetts Consumer Protection Law, M.G.L. c. 93A. The complaint sought injunctive relief, restitution, disgorgement, civil penalties and payment of the Commonwealth’s attorney’s fees and costs. On March 15, 2021, the court entered an order denying a motion by the Company to dismiss four of the Commonwealth’s seven claims and granting in part and denying in part a motion by the Commonwealth for partial summary judgment on three of its claims. On April 27, 2021, the Company and the Commonwealth reached an agreement in principle to settle this lawsuit, and, as a result, we estimated a probable loss of $27.2 million, all of which was recognized as a contingent loss during the first quarter of 2021. On September 1, 2021, we entered into a settlement agreement with the Office of the Attorney General, reflecting the parties’ agreement to settle and fully resolve the claims asserted against us. We made a payment in the total amount of $27.2 million to an independent trust for purposes of making payments to provide relief for eligible Massachusetts consumers, paying costs of implementation of the agreement and paying the Attorney General’s costs of investigation, and to pay up to $95,000 to cover costs and expenses incurred by an independent trustee for management of the independent trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
Lease Commitments

We lease office equipment and, until December 31, 2022, we also leased office space. We expect that, in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense on all operating leases was $1.3 million for 2022, $1.4 million for 2021, and $1.7 million for 2020. Contingent rentals under the operating leases were insignificant. Our total minimum future lease commitments under operating leases as of December 31, 2022 are as follows:

(In millions)
Year	Minimum Future Lease Commitments
2023	$0.7
2024	0.6
2025	0.1
2026	—
2027	—
Total	$1.4

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

(a) Disclosure Controls and Procedures. Our management, with the participation of our principal executive and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our principal executive and principal financial officer has concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2022, and their attestation report dated February 10, 2023 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Credit Acceptance Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 10, 2023 expressed an unqualified opinion on those financial statements.

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
February 10, 2023

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

Our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on July 21, 2021, provides for the granting of restricted stock, restricted stock units, and stock options to team members, officers, and directors.

The following table sets forth (1) the number of shares of common stock to be issued upon the exercise of outstanding stock options or restricted stock units, (2) the weighted average exercise price of outstanding options, if applicable, and (3) the number of shares remaining available for future issuance, as of December 31, 2022:

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options (a)	Number of shares remaining available for future issuance under equity compensation plans (b)
Equity compensation plan approved by shareholders:
Incentive Plan	1,023,302	$365.34	215,271

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
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2022 and 2021
— Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020
— Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021, and 2020
— Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements
(2)	Financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended July 1, 1997 (incorporated by reference to Exhibit 3(a)(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 7, 2022).
4.1	Description of Common Stock of Credit Acceptance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).
4.2	Amended and Restated Intercreditor Agreement, dated as of February 1, 2010, among Credit Acceptance Corporation, the other Grantors party thereto, representatives of the Secured Parties thereunder, and Comerica Bank, as administrative agent under the Original Credit Agreement (as defined therein) and as collateral agent (incorporated by reference to Exhibit 4(g)(6) to the Company’s Current Report on Form 8-K filed February 5, 2010).
4.3	Amended and Restated Sale and Contribution Agreement dated as of April 5, 2013, between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to Exhibit 4.85 to the Company’s Current Report on Form 8-K filed April 5, 2013).
4.4	First Amendment to Amended and Restated Sale and Contribution Agreement, dated as of December 4, 2013, between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to Exhibit 4.107 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).
4.5	Sixth Amended and Restated Credit Agreement, dated as of June 23, 2014, among the Company, the Banks signatory thereto, and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed June 25, 2014).
4.6	Loan and Security Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.127 to the Company’s Current Report on Form 8-K filed September 18, 2014).
4.7	Backup Servicing Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.128 to the Company’s Current Report on Form 8-K filed September 18, 2014).
4.8	Contribution Agreement, dated as of September 15, 2014, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to Exhibit 4.129 to the Company’s Current Report on Form 8-K filed September 18, 2014).
4.9	Indenture dated as of March 30, 2015, among the Company, the Guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 31, 2015).
4.10	First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 11, 2015, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank (incorporated by reference to Exhibit 4.74 to the Company’s Current Report on Form 8-K filed June 16, 2015).
4.11	First Amendment to Loan and Security Agreement, dated as of June 11, 2015, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.75 to the Company’s Current Report on Form 8-K filed June 16, 2015).
4.12	Loan and Security Agreement dated as of September 30, 2015, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed October 5, 2015).
4.13	Contribution Agreement, dated as of September 30, 2015, between the Company and CAC Warehouse Funding LLC VI (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed October 5, 2015).
4.14	Second Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 15, 2016, among the Company, the Banks signatory thereto, and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.76 to the Company’s Current Report on Form 8-K filed June 20, 2016).
4.15	Second Amendment to Loan and Security Agreement, dated as of August 18, 2016, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.79 to the Company’s Current Report on Form 8-K filed August 23, 2016).
4.16	First Amendment to Contribution Agreement, dated as of August 18, 2016, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed August 23, 2016).
4.17	Third Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of June 28, 2017, among the Company, the Banks signatory thereto, and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed June 30, 2017).

4.18	First Amendment to Loan and Security Agreement, dated as of July 18, 2017, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, fsb (incorporated by reference to Exhibit 4.87 to the Company’s Current Report on Form 8-K filed July 21, 2017).
4.19	New Bank Addendum, dated October 19, 2017 to the Sixth Amended and Restated Credit Acceptance Corporation Credit Agreement dated as of October 19, 2017, among the Company, each of the financial institutions parties thereto, and Comerica Bank, as agent (incorporated by reference to Exhibit 4.94 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).
4.20	Assignment Agreement, dated October 19, 2017, among the Company, the Banks signatory thereto, and Comerica Bank, as agent, under the Sixth Amended and Restated Credit Acceptance Corporation Credit Agreement dated as of June 23, 2014 (incorporated by reference to Exhibit 4.95 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).
4.21	Amended and Restated Loan and Security Agreement dated as of May 10, 2018 among the Company, CAC Warehouse Funding LLC IV, the lenders from time to time party thereto, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.86 to the Company’s Current Report on Form 8-K filed May 15, 2018).
4.22	Fourth Amendment to Sixth Amended and Restated Credit Agreement dated as of June 27, 2018 among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to Exhibit 4.94 to the Company’s Current Report on Form 8-K filed June 28, 2018).
4.23	Third Amendment to Loan and Security Agreement, dated as of August 15, 2018, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.95 to the Company’s Current Report on Form 8-K filed August 17, 2018).
4.24	Indenture, dated as of March 7, 2019, among Credit Acceptance Corporation, the Guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.99 to the Company’s Current Report on Form 8-K filed March 8, 2019).
4.25	Registration Rights Agreement, dated March 7, 2019, among Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc., and the representative of the initial purchasers of Credit Acceptance Corporation’s 6.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed March 8, 2019).
4.26	Fifth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 24, 2019, among the Company, Comerica Bank, and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.101 to the Company’s Current Report on Form 8-K filed June 26, 2019).
4.27	Fourth Amendment to Loan Security Agreement, dated as of July 16, 2019, among the Company, CAC
Warehouse Funding LLC V, and Fifth Third Bank (incorporated by reference to Exhibit 4.103 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).
4.28	Second Amendment to Loan and Security Agreement, dated as of July 25, 2019, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.105 to the Company’s Current Report on Form 8-K filed July 26, 2019).
4.29	Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, the lenders from time to time party thereto, Citizens Bank N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.30	Sale and Contribution Agreement, dated as of July 26, 2019, between the Company and CAC Warehouse Funding LLC VIII (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.31	Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.32	First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, Citizens Bank, N.A., BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.33	Amended and Restated Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.34	Loan and Security Agreement, dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed September 4, 2019).

4.35	Backup Servicing Agreement, dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.36	Sale and Contribution Agreement, dated as of August 28, 2019, between the Company and Credit Acceptance Funding LLC 2019-2 (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.37	Second Amended and Restated Backup Servicing Agreement, dated as of August 16, 2019, among the Company, CAC Warehouse Funding LLC II, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).
4.38	Indenture dated as of November 21, 2019, between Credit Acceptance Auto Loan Trust 2019-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.39	Sale and Servicing Agreement, dated as of November 21, 2019, among the Company, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Funding LLC 2019-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.40	Backup Servicing Agreement, dated as of November 21, 2019, among the Company, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Auto Loan Trust 2019-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.41	Amended and Restated Trust Agreement, dated as of November 21, 2019, among Credit Acceptance Funding LLC 2019-3 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.42	Sale and Contribution Agreement, dated as of November 21, 2019, between the Company and Credit Acceptance Funding LLC 2019-3 (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.43	Indenture, dated as of December 18, 2019, among the Company, the Guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed December 18, 2019).
4.44	Indenture, dated as of February 20, 2020, between Credit Acceptance Auto Loan Trust 2020-1 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.45	Sale and Servicing Agreement, dated as of February 20, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Funding LLC 2020-1, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.46	Backup Servicing Agreement, dated as of February 20, 2020, among the Company, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Auto Loan Trust 2020-1, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.109 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.47	Amended and Restated Trust Agreement, dated as of February 20, 2020, among Credit Acceptance Funding LLC 2020-1, each of the initial members of the Board of Trustees of the Trust, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.48	Sale and Contribution Agreement, dated as of February 20, 2020, between the Company and Credit Acceptance Funding LLC 2020-1 (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed February 24, 2020).
4.49	Sixth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 30, 2020, by and among the Company, Comerica Bank, and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.50	Indenture, dated as of July 23, 2020, between Credit Acceptance Auto Loan Trust 2020-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.116 to the Company’s Current Report on Form 8-K filed July 28, 2020).

4.51	Sale and Servicing Agreement, dated as of July 23, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Funding LLC 2020-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.52	Backup Servicing Agreement, dated as of July 23, 2020, among the Company, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Auto Loan Trust 2020-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.53	Amended and Restated Trust Agreement, dated as of July 23, 2020, among Credit Acceptance Funding LLC 2020-2, each of the members of the Board of Trustees of the Trust, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.54	Sale and Contribution Agreement, dated as of July 23, 2020, between the Company and Credit Acceptance Funding LLC 2020-2 (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed July 28, 2020).
4.55	Indenture, dated as of October 22, 2020, between Credit Acceptance Auto Loan Trust 2020-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.56	Sale and Servicing Agreement, dated as of October 22, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Funding LLC 2020-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.57	Backup Servicing Agreement, dated as of October 22, 2020, among the Company, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Auto Loan Trust 2020-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.58	Amended and Restated Trust Agreement, dated as of October 22, 2020, among Credit Acceptance Funding LLC 2020-3, each of the members of the Board of Trustees of the Trust, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.125 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.59	Sale and Contribution Agreement, dated as of October 22, 2020, between the Company and Credit Acceptance Funding LLC 2020-3 (incorporated by reference to Exhibit 4.126 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.60	Fifth Amendment to Loan and Security Agreement, dated as of December 16, 2020 among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.129 to the Company’s Current Report on Form 8-K filed December 18, 2020).
4.61	Seventh Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of December 15, 2020, by and among the Company, Comerica Bank, and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.128 to the Company’s Current Report on Form 8-K filed December 18, 2020).
4.62
Loan and Security Agreement dated as of January 29, 2021 among the Company, Credit Acceptance Funding LLC 2021-1, Fifth Third Bank, National Association, and Systems and Services Technologies, Inc. (incorporated by reference to Exhibit 4.130 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.63
Backup Servicing Agreement dated as of January 29, 2021, among the Company, Credit Acceptance Funding LLC 2021-1, Fifth Third Bank, National Association, and Systems and Services Technologies, Inc. (incorporated by reference to Exhibit 4.131 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.64
Sale and Contribution Agreement dated as of January 29, 2021, between the Company and Credit Acceptance Funding LLC 2021-1 (incorporated by reference to Exhibit 4.132 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.65
Second Amendment to Amended and Restated Loan and Security Agreement dated as of January 29, 2021, among the Company, CAC Warehouse Funding LLC IV, and Bank of Montreal (incorporated by reference to Exhibit 4.134 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.66
Indenture dated as of February 18, 2021, between Credit Acceptance Auto Loan Trust 2021-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.103 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.67
Sale and Servicing Agreement dated as of February 18, 2021 among the Company, Credit Acceptance Auto Loan Trust 2021-2, Credit Acceptance Funding LLC 2021-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.104 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.68
Backup Servicing Agreement dated as of February 18, 2021, among the Company, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Auto Loan Trust 2021-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.105 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.69
Amended and Restated Trust Agreement dated as of February 18, 2021, between Credit Acceptance Funding LLC 2021-2 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.70
Sale and Contribution Agreement dated as of February 18, 2021, between the Company and Credit Acceptance Funding LLC 2021-2 (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.71
Sixth Amendment to Loan and Security Agreement, dated as of March 22, 2021, by and among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.109 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).

4.72	First Amendment to Loan and Security Agreement, dated as of March 22, 2021, by and among the Company, Credit Acceptance Funding LLC 2021-1, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.109 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).
4.73
Sale and Servicing Agreement dated as of May 20, 2021 among the Company, Credit Acceptance Auto Loan Trust 2021-3, Credit Acceptance Funding LLC 2021-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.74
Backup Servicing Agreement dated as of May 20, 2021, among the Company, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Auto Loan Trust 2021-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.75
Amended and Restated Trust Agreement dated as of May 20, 2021, between Credit Acceptance Funding LLC 2021-3 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.76
Sale and Contribution Agreement dated as of May 20, 2021, between the Company and Credit Acceptance Funding LLC 2021-3 (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.77
Seventh Amended and Restated Loan and Security Agreement, dated as of April 30, 2021, among the Company, CAC Warehouse Funding LLC II, the lenders from time to time party thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

4.78
Fifth Amended and Restated Sale and Contribution Agreement, dated as of April 30, 2021, between the Company and CAC Warehouse Funding LLC II (incorporated by reference to Exhibit 4.118 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

4.79
First Amendment to the Loan and Security Agreement, dated as of September 1, 2021, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank N.A.. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed September 8, 2021).

4.80
Eighth Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of October 6, 2021, by and among the Company, Comerica Bank, and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed October 12, 2021).

4.81
Third Amendment to Loan and Security Agreement dated as of October 15, 2021 among the Company, CAC Warehouse Funding Corporation VI, and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed October 21, 2021).

4.82
Indenture dated as of October 28, 2021, between Credit Acceptance Auto Loan Trust 2021-4 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.83
Sale and Servicing Agreement dated as of October 28, 2021 among the Company, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Funding LLC 2021-4, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.84
Backup Servicing Agreement dated as of October 28, 2021, among the Company, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Auto Loan Trust 2021-4, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.85
Amended and Restated Trust Agreement dated as of October 28, 2021, between Credit Acceptance Funding LLC 2021-4 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.125 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.86
Sale and Contribution Agreement dated as of October 28, 2021, between the Company and Credit Acceptance Funding LLC 2021-4 (incorporated by reference to Exhibit 4.126 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.87	Indenture dated as of May 20, 2021, between Credit Acceptance Auto Loan Trust 2021-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed May 26, 2021).
4.88	Indenture dated as of June 16, 2022, between Credit Acceptance Auto Loan Trust 2022-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.94 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.89	Sale and Servicing Agreement, dated as of June 16, 2022, among the Company, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Funding LLC 2022-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.95 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.90	Backup Servicing Agreement, dated as of June 16, 2022, among the Company, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Auto Loan Trust 2022-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.91	Amended and Restated Trust Agreement, dated as of June 16, 2022, among Credit Acceptance Funding LLC 2022-1, each of the initial members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.92	Sale and Contribution Agreement, dated as of June 16, 2022, between the Company and Credit Acceptance Funding LLC 2022-1 (incorporated by reference to Exhibit 4.98 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.93	Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of June 16, 2022, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.94	Ninth Amendment to the Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of June 22, 2022, by and among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.101 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.95	Amendment No. 1 to Loan and Security Agreement and Backup Servicing Agreement, dated as of August 12, 2022, by and among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.102 to the Company’s Current Report on Form 8-K filed August 17, 2022).
4.96	Second Amendment to Loan and Security Agreement, dated as of July 22, 2022, by and among Credit Acceptance Corporation, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.103 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).
4.97	Seventh Amendment to Loan and Security Agreement, dated as of July 28, 2022, by and among Credit Acceptance Corporation, CAC Warehouse Funding LLC V and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.104 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).

4.98	Second Amendment to Loan and Security Agreement, dated as of July 28, 2022, by and among Credit Acceptance Corporation, Credit Acceptance Funding LLC 2021-1 and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.105 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).
4.99	Indenture dated as of November 3, 2022, between Credit Acceptance Auto Loan Trust 2022-3 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.100	Sale and Servicing Agreement, dated as of November 3, 2022, among the Company, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Funding LLC 2022-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.101	Backup Servicing Agreement, dated as of November 3, 2022, among the Company, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Funding LLC 2022-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.102	Amended and Restated Trust Agreement, dated as of November 3, 2022, between Credit Acceptance Funding LLC 2022-3, each of the initial members of the Board of Trustees of the Trust, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.109 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.103	Sale and Contribution Agreement, dated as of November 3, 2022, between the Company and Credit Acceptance Funding LLC 2022-3 (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.104	Loan and Security Agreement, dated as of December 15, 2022, among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, BMO Capital Markets Corp., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed December 21, 2022).
4.105	Backup Servicing Agreement, dated as of December 15, 2022, by and among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, BMO Capital Markets Corp., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed December 21, 2022).
4.106	Amended and Restated Intercreditor Agreement, dated December 15, 2022, among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Auto Loan Trust 2021-3, Credit Acceptance Auto Loan Trust 2021-2, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Auto Loan Trust 2020-1, Credit Acceptance Auto Loan Trust 2019-3, Computershare Trust Company, N.A., Fifth Third Bank, National Association, Bank of Montreal, Wells Fargo Bank, National Association, Flagstar Bank, FSB, Citizens Bank, N.A., and Comerica Bank (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed December 21, 2022).
4.107	Sale and Contribution Agreement, dated as of December 15, 2022, between the Company and Credit Acceptance Funding LLC 2022-2 (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed December 21, 2022).
4.108	Eighth Amendment to Loan and Security Agreement, dated as of December 27, 2022, by and among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.116 to the Company’s Current Report on Form 8-K filed January 3, 2023).
4.109	Third Amendment to Loan and Security Agreement, dated as of December 27, 2022, by and among the Company, Credit Acceptance Funding LLC 2021-1, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Current Report on Form 8-K filed January 3, 2023).
4.110	Amendment No.1 to Letter Agreement dated November 15, 2022, by and among Chapter 4 Properties LLC and Comerica Bank.
10.1	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10(q)(4) to the Company’s Current Report on Form 8-K filed February 28, 2007).*

10.2	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, April 6, 2009 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 10, 2009).*
10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(11) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*
10.4	Form of Board of Directors Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(12) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*
10.5	Restricted Stock Unit Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*
10.6	Restricted Stock Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*
10.7	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, March 26, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2012).*
10.8	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*
10.9	Shareholder Agreement, dated as of January 3, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed January 4, 2017).*
10.10	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).*
10.11	Amendment to Shareholder Agreement dated September 15, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).*
10.12	Amendment to Shareholder Agreement dated November 29, 2017, between the Company and Donald A. Foss.*
10.13	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).*
10.14	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).*
10.15	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).*
10.16	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).*
10.17	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).*
10.18
Settlement Agreement and Assurance of Discontinuance with the Commonwealth of Massachusetts (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed September 1, 2021).

10.19	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed June 10, 2021).*
21	List of Credit Acceptance Corporation subsidiaries.
23	Consent of Grant Thornton LLP.
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).

*	Management contract or compensatory plan or arrangement.
Other instruments, notes, or extracts from agreements defining the rights of holders of long-term debt of the Company or its subsidiaries have not been filed because (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10% of the Company’s consolidated assets and (ii) the Company hereby agrees that it will furnish such instruments, notes, and extracts to the Securities and Exchange Commission upon its request.

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

CREDIT ACCEPTANCE CORPORATION

By:	/s/ KENNETH S. BOOTH
Kenneth S. Booth
Chief Executive Officer

Date:	February 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 10, 2023 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ KENNETH S. BOOTH	Chief Executive Officer and Director
Kenneth S. Booth	(Principal Executive Officer and Principal Financial Officer)

/s/ JAY D. MARTIN	Senior Vice President, Finance and Accounting
Jay D. Martin	(Principal Accounting Officer)

/s/ THOMAS N. TRYFOROS	Chair of the Board and Lead Director
Thomas N. Tryforos

/s/ GLENDA J. FLANAGAN	Director
Glenda J. Flanagan

/s/ VINAYAK R. HEGDE	Director
Vinayak R. Hegde

/s/ SCOTT J. VASSALLUZZO	Director
Scott J. Vassalluzzo