Form 10-Q
period 2023-03-31
CREDIT ACCEPTANCE CORP
filed 2023-05-01
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of shares of Common Stock, $.01 par value, outstanding on April 24, 2023 was 12,837,483.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	March 31, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$8.1	$7.7
Restricted cash and cash equivalents	480.0	410.0
Restricted securities available for sale	76.4	72.3

Loans receivable	9,384.3	9,165.5
Allowance for credit losses	(2,884.0)	(2,867.8)
Loans receivable, net	6,500.3	6,297.7

Property and equipment, net	50.1	51.4
Income taxes receivable	11.0	8.7
Other assets	29.0	56.9
Total Assets	$7,154.9	$6,904.7

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$257.3	$260.8
Revolving secured line of credit	145.1	30.9
Secured financing	3,771.8	3,756.4
Senior notes	795.0	794.5
Mortgage note	8.8	8.9
Deferred income taxes, net	451.2	426.7
Income taxes payable	2.3	2.5
Total Liabilities	5,431.5	5,280.7

Commitments and Contingencies - See Note 15
Shareholders' Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 12,836,907 and 12,756,885 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	0.1	0.1
Paid-in capital	252.1	245.7
Retained earnings	1,473.3	1,381.1
Accumulated other comprehensive loss	(2.1)	(2.9)
Total Shareholders' Equity	1,723.4	1,624.0
Total Liabilities and Shareholders' Equity	$7,154.9	$6,904.7

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2023	2022
Revenue:
Finance charges	$421.1	$424.1
Premiums earned	17.4	13.8
Other income	15.3	17.8
Total revenue	453.8	455.7
Costs and expenses:
Salaries and wages	77.2	64.4
General and administrative	18.0	18.9
Sales and marketing	22.1	19.2
Total operating expenses	117.3	102.5

Provision for credit losses on forecast changes	44.3	(79.3)
Provision for credit losses on new Consumer Loan assignments	93.1	102.6
Total provision for credit losses	137.4	23.3

Interest	54.4	36.5
Provision for claims	17.9	8.9
Total costs and expenses	327.0	171.2
Income before provision for income taxes	126.8	284.5
Provision for income taxes	27.3	70.2
Net income	$99.5	$214.3
Net income per share:
Basic	$7.62	$15.02
Diluted	$7.61	$14.94
Weighted average shares outstanding:
Basic	13,057,617	14,268,518
Diluted	13,073,316	14,341,523

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2023	2022
Net income	$99.5	$214.3
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	0.8	(1.7)
Other comprehensive gain (loss)	0.8	(1.7)
Comprehensive income	$100.3	$212.6

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended March 31, 2023
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	12,756,885	$0.1	$245.7	$1,381.1	$(2.9)	$1,624.0
Net income	—	—	—	99.5	—	99.5
Other comprehensive income	—	—	—	—	0.8	0.8
Stock-based compensation	—	—	9.9	—	—	9.9
Repurchase of common stock	(33,035)	—	(7.6)	(7.3)	—	(14.9)
Restricted stock units converted to common stock	100,757	—	—	—	—	—
Stock options exercised	12,300	—	4.1	—	—	4.1
Balance, end of period	12,836,907	$0.1	$252.1	$1,473.3	$(2.1)	$1,723.4

(Dollars in millions)	For the Three Months Ended March 31, 2022
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Number	Amount
Balance, beginning of period	14,145,888	$0.1	$197.2	$1,626.7	$0.2	$1,824.2
Net income	—	—	—	214.3	—	214.3
Other comprehensive loss	—	—	—	—	(1.7)	(1.7)
Stock-based compensation	—	—	9.1	—	—	9.1
Repurchase of common stock	(803,735)	—	(0.7)	(422.3)	—	(423.0)
Restricted stock units converted to common stock	3,980	—	—	—	—	—
Stock options exercised	17,650	—	5.9	—	—	5.9
Balance, end of period	13,363,783	$0.1	$211.5	$1,418.7	$(1.5)	$1,628.8

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$99.5	$214.3
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	137.4	23.3
Depreciation	2.2	2.3
Amortization	4.2	4.3
Provision for deferred income taxes	24.2	11.0
Stock-based compensation	9.9	9.1
Other	0.3	0.1
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(6.0)	43.1
Decrease (increase) in income taxes receivable	(2.3)	56.3
Decrease in income taxes payable	(0.2)	—
Decrease in other assets	27.3	12.3
Net cash provided by operating activities	296.5	376.1
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(11.4)	(11.4)
Proceeds from sale of restricted securities available for sale	5.6	5.4
Maturities of restricted securities available for sale	2.5	3.4
Principal collected on Loans receivable	823.3	961.9
Advances to Dealers	(745.9)	(633.8)
Purchases of Consumer Loans	(349.4)	(289.7)
Accelerated payments of Dealer Holdback	(10.8)	(9.4)
Payments of Dealer Holdback	(57.2)	(43.2)
Purchases of property and equipment	(0.9)	(1.7)
Net cash used in investing activities	(344.2)	(18.5)
Cash Flows From Financing Activities:
Borrowings under revolving secured line of credit	1,522.3	697.8
Repayments under revolving secured line of credit	(1,408.1)	(595.7)
Proceeds from secured financing	601.0	211.7
Repayments of secured financing	(585.5)	(193.8)
Payments of debt issuance costs	(3.4)	(0.8)
Repurchase of common stock	(14.9)	(423.0)
Proceeds from stock options exercised	4.1	5.9
Other	2.6	4.8
Net cash provided by (used in) financing activities	118.1	(293.1)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	70.4	64.5
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	417.7	434.2
Cash and cash equivalents and restricted cash and cash equivalents end of period	$488.1	$498.7
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$50.6	$33.6
Cash paid during the period for income taxes, net of refunds	$3.4	$0.6

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2023 for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 16.

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

The vast majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended March 31,
Consumer Loan Assignment Volume	2023	2022
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	84.5%	87.9%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2022	72.7%	27.3%	68.6%	31.4%
June 30, 2022	74.0%	26.0%	70.4%	29.6%
September 30, 2022	74.3%	25.7%	70.5%	29.5%
December 31, 2022	73.1%	26.9%	69.6%	30.4%
March 31, 2023	72.1%	27.9%	68.1%	31.9%
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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of March 31, 2023 and December 31, 2022, we had $7.8 million and $7.1 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of March 31, 2023 and December 31, 2022, we had $476.5 million and $406.5 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents	$8.1	$7.7	$17.6	$23.3
Restricted cash and cash equivalents	480.0	410.0	481.1	410.9
Total cash and cash equivalents and restricted cash and cash equivalents	$488.1	$417.7	$498.7	$434.2

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

Methodology Changes. During the first quarter of 2022, we removed the COVID forecast adjustment from our estimate of future net cash flows and enhanced our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 6. For the three months ended March 31, 2023 and 2022, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

New Accounting Updates Adopted During the Current Year

Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, which intends to improve the usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. The adoption of ASU 2022-02 on January 1, 2023 expanded our write-off disclosures, but did not otherwise have a material impact on our consolidated financial statements.

Reference Rate Reform: Deferral of the Sunset Date. In December 2022, the FASB issued ASU 2022-06, which amends ASU 2020-04 to extend the period of time preparers can utilize the reference rate reform relief guidance during the phaseout of the London Interbank Offered Rate (“LIBOR”). ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The adoption of ASU 2022-06 on January 1, 2023 did not have a material impact on our consolidated financial statements or related disclosures.

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

Restricted Securities Available for Sale. The fair value of U.S. Government and agency securities and corporate bonds is based on quoted market values in active markets. For asset-backed securities, mortgage-backed securities, and commercial paper, we use model-based valuation techniques for which all significant assumptions are observable in the market.

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

Secured Financing. The fair value of certain asset-backed secured financings (“Term ABS” financings) is determined using quoted market prices in an active market. For our warehouse facilities and certain other Term ABS financings, the fair values are determined by calculating the present value of each debt instrument based on current rates for debt with similar risk profiles and maturities.

Senior Notes. The fair value is determined using quoted market prices in an active market.

Mortgage Note. The fair value is determined by calculating the present value of the debt instrument based on current rates for debt with a similar risk profile and maturity.

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of March 31, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$8.1	$8.1	$7.7	$7.7
Restricted cash and cash equivalents	480.0	480.0	410.0	410.0
Restricted securities available for sale	76.4	76.4	72.3	72.3
Loans receivable, net	6,500.3	7,009.5	6,297.7	6,767.9
Liabilities
Revolving secured line of credit	$145.1	$145.1	$30.9	$30.9
Secured financing	3,771.8	3,743.5	3,756.4	3,581.9
Senior notes	795.0	758.0	794.5	759.0
Mortgage note	8.8	8.8	8.9	8.9

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of March 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$8.1	$—	$—	$8.1
Restricted cash and cash equivalents (1)	480.0	—	—	480.0
Restricted securities available for sale (2)	61.5	14.9	—	76.4
Loans receivable, net (1)	—	—	7,009.5	7,009.5
Liabilities
Revolving secured line of credit (1)	$—	$145.1	$—	$145.1
Secured financing (1)	2,943.4	800.1	—	3,743.5
Senior notes (1)	758.0	—	—	758.0
Mortgage note (1)	—	8.8	—	8.8

(In millions)	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$7.7	$—	$—	$7.7
Restricted cash and cash equivalents (1)	410.0	—	—	410.0
Restricted securities available for sale (2)	58.7	13.6	—	72.3
Loans receivable, net (1)	—	—	6,767.9	6,767.9
Liabilities
Revolving secured line of credit (1)	$—	$30.9	$—	$30.9
Secured financing (1)	2,781.8	800.1	—	3,581.9
Senior notes (1)	759.0	—	—	759.0
Mortgage note (1)	—	8.9	—	8.9

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$35.1	$0.1	$(1.5)	$33.7
U.S. Government and agency securities	28.8	0.1	(1.1)	27.8
Asset-backed securities	15.0	—	(0.3)	14.7
Mortgage-backed securities	0.2	—	—	0.2
Total restricted securities available for sale	$79.1	$0.2	$(2.9)	$76.4

(In millions)	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$32.6	$—	$(1.7)	$30.9
U.S. Government and agency securities	29.5	—	(1.7)	27.8
Asset-backed securities	13.8	—	(0.4)	13.4
Mortgage-backed securities	0.2	—	—	0.2
Total restricted securities available for sale	$76.1	$—	$(3.8)	$72.3

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of March 31, 2023
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$16.8	$(0.5)	$11.5	$(1.0)	$28.3	$(1.5)
U.S. Government and agency securities	15.2	(0.5)	7.7	(0.6)	22.9	(1.1)
Asset-backed securities	6.7	(0.1)	3.7	(0.2)	10.4	(0.3)
Mortgage-backed securities	0.2	—	—	—	0.2	—
Total restricted securities available for sale	$38.9	$(1.1)	$22.9	$(1.8)	$61.8	$(2.9)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2022
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.1	$(0.6)	$13.3	$(1.1)	$28.4	$(1.7)
U.S. Government and agency securities	18.0	(0.8)	9.2	(0.9)	27.2	(1.7)
Asset-backed securities	6.6	(0.1)	4.4	(0.3)	11.0	(0.4)
Mortgage-backed securities	0.3	—	—	—	0.3	—
Total restricted securities available for sale	$40.0	$(1.5)	$26.9	$(2.3)	$66.9	$(3.8)

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

(In millions)	As of
	March 31, 2023		December 31, 2022
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$5.2	$5.1	$4.0	$3.9
Over one year to five years	69.0	66.5	66.4	63.0
Over five years to ten years	4.8	4.7	5.6	5.3
Over ten years	0.1	0.1	0.1	0.1
Total restricted securities available for sale	$79.1	$76.4	$76.1	$72.3

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of March 31, 2023
	Dealer Loans	Purchased Loans	Total
Loans receivable	$6,314.4	$3,069.9	$9,384.3
Allowance for credit losses	(2,073.2)	(810.8)	(2,884.0)
Loans receivable, net	$4,241.2	$2,259.1	$6,500.3

(In millions)	As of December 31, 2022
	Dealer Loans	Purchased Loans	Total
Loans receivable	$6,074.8	$3,090.7	$9,165.5
Allowance for credit losses	(2,000.0)	(867.8)	(2,867.8)
Loans receivable, net	$4,074.8	$2,222.9	$6,297.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended March 31, 2023
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,074.8	$3,090.7	$9,165.5	$(2,000.0)	$(867.8)	$(2,867.8)	$4,074.8	$2,222.9	$6,297.7
Finance charges	368.3	231.1	599.4	(122.6)	(55.7)	(178.3)	245.7	175.4	421.1
Provision for credit losses	—	—	—	(74.7)	(62.7)	(137.4)	(74.7)	(62.7)	(137.4)
New Consumer Loan assignments (1)	745.9	349.4	1,095.3	—	—	—	745.9	349.4	1,095.3
Collections (2)	(808.6)	(438.4)	(1,247.0)	—	—	—	(808.6)	(438.4)	(1,247.0)
Accelerated Dealer Holdback payments	10.8	—	10.8	—	—	—	10.8	—	10.8
Dealer Holdback payments	57.2	—	57.2	—	—	—	57.2	—	57.2
Transfers (3)	(19.2)	19.2	—	6.7	(6.7)	—	(12.5)	12.5	—
Write-offs	(117.7)	(182.9)	(300.6)	117.7	182.9	300.6	—	—	—
Recoveries (4)	0.3	0.8	1.1	(0.3)	(0.8)	(1.1)	—	—	—
Deferral of Loan origination costs	2.6	—	2.6	—	—	—	2.6	—	2.6
Balance, end of period	$6,314.4	$3,069.9	$9,384.3	$(2,073.2)	$(810.8)	$(2,884.0)	$4,241.2	$2,259.1	$6,500.3

	For the Three Months Ended March 31, 2022
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,655.1	$3,694.7	$9,349.8	$(1,767.8)	$(1,245.7)	$(3,013.5)	$3,887.3	$2,449.0	$6,336.3
Finance charges	336.1	263.9	600.0	(104.7)	(71.2)	(175.9)	231.4	192.7	424.1
Provision for credit losses	—	—	—	(1.5)	(21.8)	(23.3)	(1.5)	(21.8)	(23.3)
New Consumer Loan assignments (1)	633.8	289.7	923.5	—	—	—	633.8	289.7	923.5
Collections (2)	(866.0)	(522.2)	(1,388.2)	—	—	—	(866.0)	(522.2)	(1,388.2)
Accelerated Dealer Holdback payments	9.4	—	9.4	—	—	—	9.4	—	9.4
Dealer Holdback payments	43.2	—	43.2	—	—	—	43.2	—	43.2
Transfers (3)	(25.6)	25.6	—	6.4	(6.4)	—	(19.2)	19.2	—
Write-offs	(98.8)	(244.0)	(342.8)	98.8	244.0	342.8	—	—	—
Recoveries (4)	0.1	0.8	0.9	(0.1)	(0.8)	(0.9)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$5,689.5	$3,508.5	$9,198.0	$(1,768.9)	$(1,101.9)	$(2,870.8)	$3,920.6	$2,406.6	$6,327.2

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

(In millions)	For the Three Months Ended March 31, 2023
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$37.7	$55.4	$93.1
Forecast changes	37.0	7.3	44.3
Total	$74.7	$62.7	$137.4

(In millions)	For the Three Months Ended March 31, 2022
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$47.5	$55.1	$102.6
Forecast changes	(46.0)	(33.3)	(79.3)
Total	$1.5	$21.8	$23.3

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

(In millions)	For the Three Months Ended March 31, 2023
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,172.8	$713.6	$1,886.4
Expected net cash flows at the time of assignment (2)	1,064.1	488.8	1,552.9
Loans receivable at the time of assignment (3)	745.9	349.4	1,095.3

Provision for credit losses expense at the time of assignment	$(37.7)	$(55.4)	$(93.1)
Expected future finance charges at the time of assignment (4)	355.9	194.8	550.7
Expected net Loan income at the time of assignment (5)	$318.2	$139.4	$457.6

(In millions)	For the Three Months Ended March 31, 2022
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$971.8	$577.8	$1,549.6
Expected net cash flows at the time of assignment (2)	879.4	391.3	1,270.7
Loans receivable at the time of assignment (3)	633.8	289.7	923.5

Provision for credit losses expense at the time of assignment	$(47.5)	$(55.1)	$(102.6)
Expected future finance charges at the time of assignment (4)	293.1	156.7	449.8
Expected net Loan income at the time of assignment (5)	$245.6	$101.6	$347.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended March 31, 2023
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,637.9	$3,395.5	$9,033.4
New Consumer Loan assignments (1)	1,064.1	488.8	1,552.9
Realized net cash flows (2)	(740.6)	(438.4)	(1,179.0)
Forecast changes	(7.2)	16.6	9.4
Transfers (3)	(18.5)	22.1	3.6
Balance, end of period	$5,935.7	$3,484.6	$9,420.3

(In millions)	For the Three Months Ended March 31, 2022
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,249.7	$3,698.6	$8,948.3
New Consumer Loan assignments (1)	879.4	391.3	1,270.7
Realized net cash flows (2)	(813.4)	(522.2)	(1,335.6)
Forecast changes	33.9	76.3	110.2
Transfers (3)	(28.3)	31.9	3.6
Balance, end of period	$5,321.3	$3,675.9	$8,997.2

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

The following table compares our forecast of Consumer Loan collection rates as of March 31, 2023 with the forecasts as of December 31, 2022 and at the time of assignment, segmented by year of assignment:

	Total Loans
	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2023	December 31, 2022	Initial Forecast	December 31, 2022	Initial Forecast
2014	71.7%	71.7%	71.8%	0.0%	-0.1%
2015	65.2%	65.2%	67.7%	0.0%	-2.5%
2016	63.8%	63.8%	65.4%	0.0%	-1.6%
2017	64.7%	64.7%	64.0%	0.0%	0.7%
2018	65.3%	65.2%	63.6%	0.1%	1.7%
2019	66.8%	66.6%	64.0%	0.2%	2.8%
2020	67.9%	67.8%	63.4%	0.1%	4.5%
2021	66.0%	66.2%	66.3%	-0.2%	-0.3%
2022	66.0%	66.3%	67.5%	-0.3%	-1.5%
2023	67.2%	—	67.1%	—	0.1%

	Dealer Loans
	Forecasted Collection Percentage as of (1) (2)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2023	December 31, 2022	Initial Forecast	December 31, 2022	Initial Forecast
2014	71.6%	71.6%	71.9%	0.0%	-0.3%
2015	64.5%	64.5%	67.5%	0.0%	-3.0%
2016	63.0%	63.0%	65.1%	0.0%	-2.1%
2017	64.0%	64.0%	63.8%	0.0%	0.2%
2018	64.8%	64.6%	63.6%	0.2%	1.2%
2019	66.5%	66.3%	63.9%	0.2%	2.6%
2020	67.7%	67.7%	63.3%	0.0%	4.4%
2021	65.8%	66.0%	66.3%	-0.2%	-0.5%
2022	65.4%	65.8%	67.3%	-0.4%	-1.9%
2023	66.8%	—	66.8%	—	0.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Purchased Loans
	Forecasted Collection Percentage as of (1) (2)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2023	December 31, 2022	Initial Forecast	December 31, 2022	Initial Forecast
2014	72.5%	72.5%	70.9%	0.0%	1.6%
2015	68.9%	68.9%	68.5%	0.0%	0.4%
2016	66.0%	66.0%	66.5%	0.0%	-0.5%
2017	66.3%	66.3%	64.6%	0.0%	1.7%
2018	66.6%	66.4%	63.5%	0.2%	3.1%
2019	67.5%	67.2%	64.2%	0.3%	3.3%
2020	68.1%	68.0%	63.6%	0.1%	4.5%
2021	66.5%	66.7%	66.3%	-0.2%	0.2%
2022	67.4%	67.4%	68.0%	0.0%	-0.6%
2023	68.2%	—	68.0%	—	0.2%

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

We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of March 31, 2023 and December 31, 2022, segmented by year of assignment:

(In millions)	Total Loans as of March 31, 2023 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$113.1	$55.5	$189.7	$207.3	$565.6
2019	370.3	161.7	363.2	11.8	907.0
2020	636.5	257.9	382.0	1.6	1,278.0
2021	1,061.2	381.0	385.2	0.1	1,827.5
2022	2,609.5	590.0	228.9	—	3,428.4
2023	1,328.8	49.0	—	—	1,377.8
	$6,119.4	$1,495.1	$1,549.0	$220.8	$9,384.3

(In millions)	Dealer Loans as of March 31, 2023 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$55.5	$26.8	$92.6	$123.9	$298.8
2019	175.2	75.8	171.7	7.1	429.8
2020	398.2	157.9	235.0	1.2	792.3
2021	730.8	256.5	258.3	0.1	1,245.7
2022	1,932.4	436.9	167.5	—	2,536.8
2023	974.1	36.9	—	—	1,011.0
	$4,266.2	$990.8	$925.1	$132.3	$6,314.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Purchased Loans as of March 31, 2023 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$57.6	$28.7	$97.1	$83.4	$266.8
2019	195.1	85.9	191.5	4.7	477.2
2020	238.3	100.0	147.0	0.4	485.7
2021	330.4	124.5	126.9	—	581.8
2022	677.1	153.1	61.4	—	891.6
2023	354.7	12.1	—	—	366.8
	$1,853.2	$504.3	$623.9	$88.5	$3,069.9

(In millions)	Total Loans as of December 31, 2022 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$16.1	$9.6	$42.2	$167.7	$235.6
2018	142.8	71.7	197.5	37.3	449.3
2019	446.5	214.0	411.9	6.5	1,078.9
2020	732.6	332.8	421.1	0.9	1,487.4
2021	1,209.1	480.4	398.8	—	2,088.3
2022	3,036.1	631.1	158.8	—	3,826.0
	$5,583.2	$1,739.6	$1,630.3	$212.4	$9,165.5

(In millions)	Dealer Loans as of December 31, 2022 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$7.7	$4.5	$20.4	$103.1	$135.7
2018	71.5	34.3	97.3	21.3	224.4
2019	215.2	100.7	196.9	4.2	517.0
2020	461.6	204.6	259.4	0.7	926.3
2021	836.1	324.8	268.0	—	1,428.9
2022	2,258.6	467.1	116.8	—	2,842.5
	$3,850.7	$1,136.0	$958.8	$129.3	$6,074.8

(In millions)	Purchased Loans as of December 31, 2022 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$8.4	$5.1	$21.8	$64.6	$99.9
2018	71.3	37.4	100.2	16.0	224.9
2019	231.3	113.3	215.0	2.3	561.9
2020	271.0	128.2	161.7	0.2	561.1
2021	373.0	155.6	130.8	—	659.4
2022	777.5	164.0	42.0	—	983.5
	$1,732.5	$603.6	$671.5	$83.1	$3,090.7

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

The following table summarizes the write-offs for Consumer Loan assignments for the three months ended March 31, 2023, segmented by year of assignment:

(In millions)	For the Three Months Ended March 31, 2023
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2018 and prior	$31.6	$31.5	$63.1
2019	23.7	48.3	72.0
2020	23.7	28.8	52.5
2021	18.8	32.9	51.7
2022	19.0	40.3	59.3
2023	0.9	1.1	2.0
	$117.7	$182.9	$300.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended March 31,
	2023	2022
Net assumed written premiums	$25.4	$17.7
Net premiums earned	17.4	13.8
Provision for claims	17.9	8.9
Amortization of capitalized acquisition costs	0.5	0.4

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet location	March 31, 2023	December 31, 2022
Trust assets	Restricted cash and cash equivalents	$0.8	$0.4
Trust assets	Restricted securities available for sale	76.4	72.3
Unearned premium	Accounts payable and accrued liabilities	62.4	54.4
Claims reserve (1)	Accounts payable and accrued liabilities	5.2	3.1

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended March 31,
	2023	2022
Ancillary product profit sharing	$7.5	$14.7
Interest	4.1	0.3
Remarketing fees	3.0	2.0
Dealer support products and services	0.4	0.4
Dealer enrollment fees	0.3	0.4
Total	$15.3	$17.8

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

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended March 31, 2023
	Ancillary product profit sharing	Interest	Remarketing fees	Dealer support products and services	Dealer enrollment fees	Total Other Income
Source of income
Third Party Providers	$7.5	$4.1	$—	$—	$—	$11.6
Dealers	—	—	3.0	0.4	0.3	3.7
Total	$7.5	$4.1	$3.0	$0.4	$0.3	$15.3

Timing of revenue recognition
Over time	$7.5	$4.1	$—	$—	$0.3	$11.9
At a point in time	—	—	3.0	0.4	—	3.4
Total	$7.5	$4.1	$3.0	$0.4	$0.3	$15.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
9.           DEBT

Debt consists of the following:

(In millions)	As of March 31, 2023
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$145.1	$—	$—	$145.1
Secured financing (2)	3,792.2	(17.3)	(3.1)	3,771.8
Senior notes	800.0	(5.0)	—	795.0
Mortgage note	8.8	—	—	8.8
Total debt	$4,746.1	$(22.3)	$(3.1)	$4,720.7

(In millions)	As of December 31, 2022
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured line of credit (1)	$30.9	$—	$—	$30.9
Secured financing (2)	3,776.7	(16.9)	(3.4)	3,756.4
Senior notes	800.0	(5.5)	—	794.5
Mortgage note	8.9	—	—	8.9
Total debt	$4,616.5	$(22.4)	$(3.4)	$4,590.7

(1)Excludes deferred debt issuance costs of $3.5 million and $3.9 million as of March 31, 2023 and December 31, 2022, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of March 31, 2023 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount		Interest Rate Basis as of March 31, 2023
Revolving Secured Line of Credit	n/a	06/22/2025		$410.0	(1)	At our option, either the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 187.5 basis points or the prime rate plus 87.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	04/30/2024	(3)	400.0		LIBOR plus 175 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	05/20/2025	(3)	300.0		The Secured Overnight Financing Rate (SOFR) plus 221.4 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/2025	(5)	200.0		SOFR plus 245 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2024	(3)	75.0		BSBY plus 200 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/01/2024	(3)	200.0		SOFR plus 201.4 basis points (4)
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/2025	(6)	500.0		Fixed rate
Term ABS 2020-1 (2)	Credit Acceptance Funding LLC 2020-1	02/15/2022	(3)	500.0		Fixed rate
Term ABS 2020-2 (2)	Credit Acceptance Funding LLC 2020-2	07/15/2022	(3)	481.8		Fixed rate
Term ABS 2020-3 (2)	Credit Acceptance Funding LLC 2020-3	10/17/2022	(3)	600.0		Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	12/16/2024	(6)	100.0		SOFR plus 220 basis points (4)
Term ABS 2021-2 (2)	Credit Acceptance Funding LLC 2021-2	02/15/2023	(3)	500.0		Fixed rate
Term ABS 2021-3 (2)	Credit Acceptance Funding LLC 2021-3	05/15/2023	(3)	450.0		Fixed rate
Term ABS 2021-4 (2)	Credit Acceptance Funding LLC 2021-4	10/16/2023	(3)	250.1		Fixed rate
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/2024	(3)	350.0		Fixed rate
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	12/15/2025	(6)	200.0		SOFR plus 235 basis points (4)
Term ABS 2022-3 (2)	Credit Acceptance Funding LLC 2022-3	10/15/2024	(3)	389.9		Fixed rate
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/2025	(3)	400.0		Fixed rate
2024 Senior Notes	n/a	12/31/2024		400.0		Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0		Fixed rate
Mortgage Note (2)	Chapter 4 Properties, LLC	08/06/2028		9.0		BSBY plus 150 basis points

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended March 31,
	2023	2022
Revolving Secured Line of Credit
Maximum outstanding principal balance	$306.8	$240.8
Average outstanding principal balance	123.0	45.4
Warehouse Facility II
Maximum outstanding principal balance	201.0	201.0
Average outstanding principal balance	19.0	8.9
Warehouse Facility IV
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility V
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility VI
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility VIII
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2023	December 31, 2022
Revolving Secured Line of Credit
Principal balance outstanding	$145.1	$30.9
Amount available for borrowing (1)	264.9	379.1
Interest rate	6.77%	6.25%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	2.0	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	583.0	627.5
Restricted cash and cash equivalents pledged as collateral	55.8	51.0
Interest rate	5.15%	5.15%
Term ABS 2019-3
Principal balance outstanding	$—	$64.4
Loans pledged as collateral	—	200.9
Restricted cash and cash equivalents pledged as collateral	—	24.5
Interest rate	—%	3.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2020-1
Principal balance outstanding	$66.0	$144.6
Loans pledged as collateral	311.1	362.5
Restricted cash and cash equivalents pledged as collateral	41.3	38.8
Interest rate	2.59%	2.51%
Term ABS 2020-2
Principal balance outstanding	$216.9	$307.0
Loans pledged as collateral	391.3	452.0
Restricted cash and cash equivalents pledged as collateral	46.7	43.9
Interest rate	1.99%	1.81%
Term ABS 2020-3
Principal balance outstanding	$405.4	$520.7
Loans pledged as collateral	592.5	655.1
Restricted cash and cash equivalents pledged as collateral	58.5	53.9
Interest rate	1.54%	1.47%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	114.4	115.0
Restricted cash and cash equivalents pledged as collateral	10.2	8.5
Interest rate	7.03%	6.52%
Term ABS 2021-2
Principal balance outstanding	$463.9	$500.0
Loans pledged as collateral	563.6	572.9
Restricted cash and cash equivalents pledged as collateral	51.2	44.5
Interest rate	1.13%	1.12%
Term ABS 2021-3
Principal balance outstanding	$450.0	$450.0
Loans pledged as collateral	515.6	519.9
Restricted cash and cash equivalents pledged as collateral	45.5	38.8
Interest rate	1.14%	1.14%
Term ABS 2021-4
Principal balance outstanding	$250.1	$250.1
Loans pledged as collateral	275.7	278.5
Restricted cash and cash equivalents pledged as collateral	25.4	21.8
Interest rate	1.44%	1.44%
Term ABS 2022-1
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	415.2	434.7
Restricted cash and cash equivalents pledged as collateral	31.0	27.7
Interest rate	5.03%	5.03%
Term ABS 2022-2
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	226.7	229.3
Restricted cash and cash equivalents pledged as collateral	16.9	25.6
Interest rate	7.15%	6.65%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2022-3
Principal balance outstanding	$389.9	$389.9
Loans pledged as collateral	427.4	429.2
Restricted cash and cash equivalents pledged as collateral	31.4	27.6
Interest rate	7.68%	7.68%
Term ABS 2023-1
Principal balance outstanding	$400.0	$—
Loans pledged as collateral	582.4	—
Restricted cash and cash equivalents pledged as collateral	61.3	—
Interest rate	6.92%	—%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
Mortgage Note
Principal balance outstanding	$8.8	$8.9
Interest rate	6.08%	5.46%
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

Warehouse Facilities

We have five Warehouse facilities with total borrowing capacity of $1,175.0 million. Each of the facilities is with a different lender or group of lenders. Under each Warehouse facility, we can convey Loans to the applicable wholly owned subsidiary in return for cash and/or an increase in the value of our equity in such subsidiary. In turn, each such subsidiary pledges the Loans as collateral to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to each such subsidiary under the applicable facility is generally limited to the lesser of 80% of the outstanding balance of the conveyed Loans, as determined in accordance with the applicable agreement, plus certain restricted cash and cash equivalents pledged as collateral, or the facility limit.

The financings create indebtedness for which the subsidiaries are liable and which is secured by all the assets of each subsidiary. Such indebtedness is non-recourse to us (other than customary, limited recourse to us in the form of repurchase obligations or indemnification obligations for any violations by us of our representations or obligations as seller, servicer, or custodian), even though we are consolidated for financial reporting purposes with the subsidiaries. Because the subsidiaries are organized as bankruptcy-remote legal entities separate from us, their assets (including the conveyed Loans) are intended to be unavailable to our creditors.

The subsidiaries pay us a monthly servicing fee equal to either 4% or 6%, depending upon the facility, of the collections received with respect to the conveyed Loans. The servicing fee is paid out of the collections. Except for the servicing fee and holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees, and other related costs have been paid in full. If a facility is in its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
revolving period, the applicable subsidiary is entitled to the portion of such collections available after the payment of interest and transaction expenses under the facility, provided that the borrowing base requirements of the facility are satisfied.

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with each of these transactions, we conveyed Loans on an arms-length basis to a Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than the Funding LLCs for the Term ABS 2019-2, 2021-1, and 2022-2 financings, conveyed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, and 2022-2 financings pledged the Loans for the benefit of their respective lenders. The Term ABS 2020-1, 2020-2, 2020-3, 2021-2, 2021-3, 2021-4, and 2023-1 financings each consist of three classes of notes, while the Term ABS 2022-1 and Term ABS 2022-3 financings consist of four classes of notes.

Each Term ABS financing at the time of issuance has a specified revolving period during which we are likely to convey additional Loans to the applicable Funding LLC. Each Funding LLC (other than the Funding LLCs of the Term ABS 2019-2, 2021-1, and 2022-2 financings) will then convey the Loans to its respective trust.  At the end of the applicable revolving period, the debt outstanding under each financing will begin to amortize.

The Term ABS financings create indebtedness for which the applicable trust or Funding LLC is liable and which is secured by all the assets of the applicable trust or Funding LLC. Such indebtedness is non-recourse to us (other than customary, limited recourse to us in the form of repurchase obligations or indemnification obligations for any violations by us of our representations or obligations as seller, servicer, or custodian), even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs. Because the trusts and the Funding LLCs are organized as bankruptcy-remote legal entities separate from us, their assets (including the conveyed Loans) are intended to be unavailable to our creditors. We receive a monthly servicing fee on each financing equal to either 4% or 6%, depending upon the financing, of the collections received with respect to the conveyed Loans. The fee is paid out of the collections. Except for the servicing fee and Dealer Holdback payments due to Dealers, if a Term ABS financing is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees, and other related costs have been paid in full. If a Term ABS financing is in its revolving period, the applicable trust or Funding LLC is entitled to the portion of such collections available after application of any amounts necessary to acquire additional Loans from us and to pay accrued interest on the debt and any other transaction expenses, provided that any necessary principal payments are made to compensate for certain reductions in the balance of eligible loans or, in the case of Term ABS financings occurring after the Term ABS 2021-3 financing, certain reductions in forecasted collections. In addition, in our capacity as servicer of the Loans, we have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances. For those Funding LLCs with a trust, when the trust’s indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. For all Funding LLCs, after the indebtedness is paid in full, any remaining collections will ultimately be available to be distributed to us as the sole member of the respective Funding LLC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Conveyed at Closing	Revolving Period
Term ABS 2019-2	August 28, 2019	$625.1	Through August 15, 2025
Term ABS 2020-1	February 20, 2020	625.1	Through February 15, 2022
Term ABS 2020-2	July 23, 2020	602.3	Through July 15, 2022
Term ABS 2020-3	October 22, 2020	750.1	Through October 17, 2022
Term ABS 2021-1	January 29, 2021	125.1	Through December 16, 2024
Term ABS 2021-2	February 18, 2021	625.1	Through February 15, 2023
Term ABS 2021-3	May 20, 2021	562.6	Through May 15, 2023
Term ABS 2021-4	October 28, 2021	312.6	Through October 16, 2023
Term ABS 2022-1	June 16, 2022	437.6	Through June 17, 2024
Term ABS 2022-2	December 15, 2022	250.1	Through December 15, 2025
Term ABS 2022-3	November 3, 2022	500.1	Through October 15, 2024
Term ABS 2023-1	March 16, 2023	500.2	Through March 17, 2025

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
(UNAUDITED)
Mortgage Note

We have a $9.0 million mortgage note with a commercial bank that is secured by a first mortgage lien on a building acquired by us and an assignment of all leases, rents, revenues, and profits under all present and future leases of the building. The note matures on August 6, 2028, and bears interest at BSBY plus 150 basis points.

Debt Covenants

As of March 31, 2023, we were in compliance with our covenants under the revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization, and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Additionally, for one of our Warehouse facilities, we must maintain consolidated net income, as defined in the agreement, of not less than $1 for the two most recently ended fiscal quarters. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the conveyed assets.

Our Term ABS financings also contain covenants that measure the performance of the conveyed assets.  As of March 31, 2023, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of March 31, 2023 and December 31, 2022:

(Dollars in millions)
As of March 31, 2023
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	07/2022	12/2023	$205.0	6.50%
300.0	Warehouse Facility IV	Cap Floating Rate	07/2019	07/2023	100.0	6.50%
200.0	Warehouse Facility V	Cap Floating Rate	12/2020	01/2026	94.0	5.50%

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	83.3	5.42%
		Cap Floating Rate	09/2022	09/2025	116.7	5.42%
					200.0

100.0	Term ABS 2021-1	Cap Floating Rate	02/2021	06/2024	93.8	5.50%
200.0	Term ABS 2022-2	Cap Floating Rate	12/2022	06/2024	200.0	6.50%

(Dollars in millions)
As of December 31, 2022
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	07/2022	12/2023	$205.0	6.50%
300.0	Warehouse Facility IV	Cap Floating Rate	07/2019	07/2023	175.0	6.50%
200.0	Warehouse Facility V	Cap Floating Rate	12/2020	01/2026	94.0	5.50%

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	116.7	5.50%
		Cap Floating Rate	09/2022	09/2025	83.3	5.50%
					200.0

100.0	Term ABS 2021-1	Cap Floating Rate	02/2021	06/2024	100.0	5.50%
200.0	Term ABS 2022-2	Cap Floating Rate	12/2022	06/2024	200.0	6.50%

(1)Rate excludes the spread over the corresponding benchmark rate.

The interest rate caps have not been designated as hedging instruments. As of March 31, 2023 and December 31, 2022, the interest rate caps had a fair value of $1.4 million and $2.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended March 31,
	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
State and local income taxes	3.2%	3.1%
Excess tax benefits from stock-based compensation	-4.2%	-0.2%
Other	1.5%	0.8%
Effective income tax rate	21.5%	24.7%

Excess tax benefits from stock-based compensation

We recognize an excess tax benefit or tax deficiency when the deduction for the stock-based compensation expense of a stock award for tax purposes differs from the cumulative stock-based compensation expense recognized in the financial statements. The excess tax benefit or tax deficiency is recognized in provision for income taxes in the period in which the amount of the deduction is determined, which is when restricted stock units are converted to common stock or stock options are exercised. Excess tax benefits reduce our effective income tax rate, while tax deficiencies increase our effective income tax rate. The impact of excess tax benefits on our effective income tax rate for the three months ended March 31, 2023 increased from the same period in 2022 primarily due to an increase in the number of restricted stock units that were converted to common stock during 2023 due to the timing of long-term stock award grants.

Other

Other items impacting our effective income tax rate primarily consist of non-deductible executive compensation expense. The impact of non-deductible expense on our effective income tax rate for the three months ended March 31, 2023 increased in magnitude from the same period in 2022 due to an increase in non-deductible executive compensation and a decrease in pre-tax income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended March 31,
	2023	2022
Weighted average shares outstanding:
Common shares	12,809,883	13,902,465
Vested restricted stock units	247,734	366,053
Basic number of weighted average shares outstanding	13,057,617	14,268,518
Dilutive effect of restricted stock units and stock options	15,699	73,005
Dilutive number of weighted average shares outstanding	13,073,316	14,341,523

The following outstanding stock awards were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2023	2022
Stock options	345,585	45,600
Restricted stock units	11,409	—
Total	356,994	45,600

13.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three months ended March 31, 2023 and 2022:

(Dollars in millions)	For the Three Months Ended March 31,
	2023		2022
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	—	$—	801,990	$422.0
Other (2)	33,035	14.9	1,745	1.0
Total	33,035	$14.9	803,735	$423.0

(1)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 or otherwise. On September 28, 2021, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of March 31, 2023, we had authorization to repurchase 158,069 shares of our common stock.
(2)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
14.         STOCK-BASED COMPENSATION PLANS

A summary of the restricted stock unit activity is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2022	341,228	$169.28
Granted	12,456	461.38
Converted	(100,757)	229.84
Forfeited	(279)	464.47
Outstanding as of March 31, 2023	252,648	$159.21

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended March 31,
	2023	2022
Stock options	$8.5	$8.5
Restricted stock units	1.4	0.6
Total	$9.9	$9.1

We expect to recognize the future stock-based compensation expense as follows:

(in millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2023	$29.6
2024	38.7
2025	8.8
2026	3.4
2027	0.1
Total	$80.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
15.        COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Matters

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation, and regulatory investigations seeking damages, fines, and statutory penalties. The claims allege, among other theories of liability, violations of state, federal and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance, and other consumer-oriented laws and regulations, including claims seeking damages for alleged physical and mental harm relating to the repossession and sale of consumers’ vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached our Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines, and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors, or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory, and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions. The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

On May 7, 2019, we received a subpoena from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York. After May 7, 2019 through April 30, 2021, we received additional subpoenas from the Office of the New York State Attorney General relating to the Company’s origination, collection, and securitization practices. On November 19, 2020 and August 23, 2022, we received letters from the Office of the New York State Attorney General indicating that it may commence litigation against the Company asserting violations of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352 et seq. and applicable federal laws, including but not limited to claims that the Company engaged in unfair and deceptive trade practices in auto lending, debt collection, and asset-backed securitizations in the State of New York in violation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, New York Executive Law § 63(12), the New York Martin Act, and New York General Business Law § 349. See the description below of the lawsuit commenced by the Office of the New York State Attorney General on January 4, 2023.

On April 22, 2019, we received a civil investigative demand from the Consumer Financial Protection Bureau (“Bureau”) seeking, among other things, certain information relating to the Company’s origination and collection of Consumer Loans, TPPs, and credit reporting. After April 22, 2019 through March 7, 2022, we received additional subpoenas from the Bureau. On December 6, 2021, we received a Notice and Opportunity to Respond and Advise letter from the Staff of the Office of Enforcement (“Staff”) of the Bureau, stating that the Staff was considering whether to recommend that the Bureau take legal action against the Company for alleged violations of the Consumer Financial Protection Act of 2010 (the “CFPA”) in connection with the Company’s consumer loan origination practices. See the description below of the lawsuit commenced by the Bureau on January 4, 2023.

On January 4, 2023, the Office of the New York State Attorney General and the Bureau jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the CFPA, 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. On March 14, 2023, the Company filed a motion to dismiss the complaint. We cannot predict the eventual scope, duration, or outcome of this lawsuit at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this litigation. The Company intends to vigorously defend itself in this matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)
On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On April 3, 2020, we received a subpoena from the Attorney General of the State of Maryland relating to the Company’s origination and collection policies and procedures in the state of Maryland. On August 11, 2020, we received a subpoena from the Attorney General of the State of Maryland restating most of the requests contained in the March 18, 2016 and April 3, 2020 subpoenas, making additional requests, and expanding the inquiry to include 41 other states (Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, and Wisconsin) and the District of Columbia. Also on August 11, 2020, we received from the Attorney General of the State of New Jersey a subpoena that is essentially identical to the August 11, 2020 Maryland subpoena, both as to substance and as to the jurisdictions identified. The Company has been informed that the State of Kansas and the State of Texas have withdrawn from the multistate investigation. We are cooperating with these investigations and cannot predict their eventual scope, duration, or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from these investigations.

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

16.        SUBSEQUENT EVENTS

On April 28, 2023, we extended the date on which our $400.0 million Warehouse Facility II will cease to revolve from April 30, 2024 to April 30, 2026. The interest rate on borrowings under the facility has been increased from LIBOR plus 175 basis points to SOFR plus 230 basis points.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2022 Annual Report on Form 10-K, as well as Part I - Item 1 - Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

For the three months ended March 31, 2023, consolidated net income was $99.5 million, or $7.61 per diluted share, compared to consolidated net income of $214.3 million, or $14.94 per diluted share, for the same period in 2022, primarily due to increases in provision for credit losses on forecast changes, interest expense, and operating expenses. Our results for the three months ended March 31, 2023 included:
•Forecasted profitability per Consumer Loan assignment for Consumer Loans assigned in 2020 through 2022 that was lower than our estimates at March 31, 2022, due to a decline in forecasted collection rates during the last three quarters of 2022 and slower net cash flow timing during the first quarter of 2023, primarily as a result of a decrease in Consumer Loan prepayments.
•Stable forecasted collection rates during the first quarter of 2023, with forecasted net cash flows from our Loan portfolio increasing by $9.4 million, or 0.1%. In comparison, our results for the first quarter of 2022 reflected elevated Consumer Loan performance that followed the distribution of federal stimulus payments and enhanced unemployment benefits.
•Growth in Consumer Loan assignment volume, as unit and dollar volumes grew 22.8% and 18.6%, respectively, as compared to the first quarter of 2022. The average balance of our Loan portfolio for the first quarter of 2023 increased 0.8% and 1.0% as compared to the first quarter of 2022 and the fourth quarter of 2022, respectively.
•Initial spread on Consumer Loans assigned in the first quarter of 2023 was 21.0% compared to 19.4% on Consumer Loans assigned in the first quarter of 2022 and 20.9% on Consumer Loans assigned in the fourth quarter of 2022.
•Growth in operating expenses of 14.4% as compared to the first quarter of 2022 primarily due to an increase in the number of team members in our engineering department as we are investing in our business to enhance our product and transform our technology systems to be more dealer- and customer-focused.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of March 31, 2023, with the forecasts as of December 31, 2022 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2023	December 31, 2022	Initial Forecast	December 31, 2022	Initial Forecast
2014	71.7%	71.7%	71.8%	0.0%	-0.1%
2015	65.2%	65.2%	67.7%	0.0%	-2.5%
2016	63.8%	63.8%	65.4%	0.0%	-1.6%
2017	64.7%	64.7%	64.0%	0.0%	0.7%
2018	65.3%	65.2%	63.6%	0.1%	1.7%
2019	66.8%	66.6%	64.0%	0.2%	2.8%
2020	67.9%	67.8%	63.4%	0.1%	4.5%
2021	66.0%	66.2%	66.3%	-0.2%	-0.3%
2022	66.0%	66.3%	67.5%	-0.3%	-1.5%
2023	67.2%	—	67.1%	—	0.1%
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

Consumer Loans assigned in 2018 through 2020 have yielded forecasted collection results significantly better than our initial estimates, while Consumer Loans assigned in 2015, 2016, and 2022 have yielded forecasted collection results significantly worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates. For the three months ended March 31, 2023, forecasted collection rates improved for Consumer Loans assigned in 2019, declined for Consumer Loans assigned in 2021 and 2022, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three months ended March 31, 2023 and 2022 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended March 31,
Increase (Decrease) in Forecasted Net Cash Flows	2023	2022
Dealer Loans	$(7.2)	$33.9
Purchased Loans	16.6	76.3
Total	$9.4	$110.2

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2014	$15,692	$7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020	24,262	10,656	59
2021	25,632	11,790	59
2022	27,242	12,924	60
2023	26,592	12,268	61

(1)Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.
(2)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback, and accelerated Dealer Holdback are not included.

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2023, as well as the forecasted collection rates and spread at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection % as of			Spread % as of
Consumer Loan Assignment Year	March 31, 2023	Initial Forecast	Advance % (1)	March 31, 2023	Initial Forecast	% of Forecast Realized (2)
2014	71.7%	71.8%	47.7%	24.0%	24.1%	99.6%
2015	65.2%	67.7%	44.5%	20.7%	23.2%	99.2%
2016	63.8%	65.4%	43.8%	20.0%	21.6%	98.8%
2017	64.7%	64.0%	43.2%	21.5%	20.8%	97.8%
2018	65.3%	63.6%	43.5%	21.8%	20.1%	94.1%
2019	66.8%	64.0%	44.0%	22.8%	20.0%	86.4%
2020	67.9%	63.4%	43.9%	24.0%	19.5%	73.8%
2021	66.0%	66.3%	46.0%	20.0%	20.3%	53.9%
2022	66.0%	67.5%	47.4%	18.6%	20.1%	22.4%
2023	67.2%	67.1%	46.1%	21.1%	21.0%	2.5%

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

The spread between the forecasted collection rate as of March 31, 2023 and the advance rate ranges from 18.6% to 24.0%, on an annual basis, for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The higher spread for 2023 Consumer Loans relative to 2022 Consumer Loans as of March 31, 2023 is primarily due to Consumer Loan performance, as the performance of 2022 Consumer Loans has been significantly lower than our initial estimates. Additionally, 2023 Consumer Loans had a higher initial spread, due to the advance rate decreasing by a greater margin than the initial forecast.

The following table compares our forecast of Consumer Loan collection rates as of March 31, 2023 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	March 31, 2023	Initial Forecast	Variance	March 31, 2023	Initial Forecast	Variance
2014	71.6%	71.9%	-0.3%	72.5%	70.9%	1.6%
2015	64.5%	67.5%	-3.0%	68.9%	68.5%	0.4%
2016	63.0%	65.1%	-2.1%	66.0%	66.5%	-0.5%
2017	64.0%	63.8%	0.2%	66.3%	64.6%	1.7%
2018	64.8%	63.6%	1.2%	66.6%	63.5%	3.1%
2019	66.5%	63.9%	2.6%	67.5%	64.2%	3.3%
2020	67.7%	63.3%	4.4%	68.1%	63.6%	4.5%
2021	65.8%	66.3%	-0.5%	66.5%	66.3%	0.2%
2022	65.4%	67.3%	-1.9%	67.4%	68.0%	-0.6%
2023	66.8%	66.8%	0.0%	68.2%	68.0%	0.2%

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of March 31, 2023 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2014	71.6%	47.2%	24.4%	72.5%	51.8%	20.7%
2015	64.5%	43.4%	21.1%	68.9%	50.2%	18.7%
2016	63.0%	42.1%	20.9%	66.0%	48.6%	17.4%
2017	64.0%	42.1%	21.9%	66.3%	45.8%	20.5%
2018	64.8%	42.7%	22.1%	66.6%	45.2%	21.4%
2019	66.5%	43.1%	23.4%	67.5%	45.6%	21.9%
2020	67.7%	43.0%	24.7%	68.1%	45.5%	22.6%
2021	65.8%	45.1%	20.7%	66.5%	47.7%	18.8%
2022	65.4%	46.4%	19.0%	67.4%	50.1%	17.3%
2023	66.8%	44.9%	21.9%	68.2%	49.0%	19.2%

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

The spread as of March 31, 2023 on 2023 Dealer Loans was 21.9%, as compared to a spread of 19.0% on 2022 Dealer Loans, primarily as a result of Consumer Loan performance, as the performance of 2022 Consumer Loans in our Dealer Loan portfolio has been significantly lower than our initial estimates. Additionally, 2023 Consumer Loans in our Dealer Loan portfolio had a higher initial spread, due to the advance rate decreasing by a greater margin than the initial forecast. The spread as of March 31, 2023 on 2023 Purchased Loans was 19.2%, as compared to a spread of 17.3% on 2022 Purchased Loans, primarily as a result of a higher initial spread on 2023 Consumer Loans in our Purchased Loan portfolio, due to the lower advance rate on 2023 Purchased Loans relative to the advance rate on 2022 Purchased Loans. Additionally, the performance of 2022 Consumer Loans in our Purchased Loan portfolio has been lower than our initial estimates.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.7 to 1 as of March 31, 2023. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2022	-22.1%	-10.5%
June 30, 2022	5.1%	22.0%
September 30, 2022	29.3%	32.1%
December 31, 2022	25.6%	26.2%
March 31, 2023	22.8%	18.6%

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

Unit and dollar volumes grew 22.8% and 18.6%, respectively, during the first quarter of 2023 as the number of active Dealers grew 18.1% and the average unit volume per active Dealer grew 4.5%. Dollar volume increased less than unit volume during the first quarter of 2023 due to a decrease in the average advance paid, primarily due to a decrease in the average advance rate. Unit volume for April 2023 grew 13.9% compared to unit volume for April 2022. April 2023 was negatively impacted as it had one less business day as compared to the same period in 2022 (26 business days in April 2022 compared to 25 business days in April 2023).

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2023	2022	% Change
Consumer Loan unit volume	89,821	73,116	22.8%
Active Dealers (1)	9,775	8,275	18.1%
Average volume per active Dealer	9.2	8.8	4.5%

Consumer Loan unit volume from Dealers active both periods	68,543	62,998	8.8%
Dealers active both periods	6,090	6,090	—
Average volume per Dealer active both periods	11.3	10.3	8.8%

Consumer Loan unit volume from Dealers not active both periods	21,278	10,118	110.3%
Dealers not active both periods	3,685	2,185	68.6%
Average volume per Dealer not active both periods	5.8	4.6	26.1%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2023	2022	% Change
Consumer Loan unit volume from new active Dealers	5,268	2,613	101.6%
New active Dealers (1)	1,158	688	68.3%
Average volume per new active Dealer	4.5	3.8	18.4%

Attrition (2)	-13.8%	-14.1%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last five quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2022	72.7%	27.3%	68.6%	31.4%
June 30, 2022	74.0%	26.0%	70.4%	29.6%
September 30, 2022	74.3%	25.7%	70.5%	29.5%
December 31, 2022	73.1%	26.9%	69.6%	30.4%
March 31, 2023	72.1%	27.9%	68.1%	31.9%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of March 31, 2023 and December 31, 2022, the net Dealer Loans receivable balance was 65.2% and 64.7%, respectively, of the total net Loans receivable balance.

Results of Operations

The net Loan income (finance charge revenue less provision for credit losses expense) that we recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. We believe the economics of our business are best exhibited by recognizing net Loan income on a level-yield basis over the life of the Loan based on expected future net cash flows. We do not believe the GAAP methodology we employ (known as CECL) provides sufficient transparency into the economics of our business due to its asymmetry requiring us to recognize a significant provision for credit losses expense at the time of assignment for contractual net cash flows we never expect to realize and to recognize in subsequent periods finance charge revenue that is significantly in excess of our expected yields. For additional information, see Note 3 and Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue:
Finance charges	$421.1	$424.1	$(3.0)	-0.7%
Premiums earned	17.4	13.8	3.6	26.1%
Other income	15.3	17.8	(2.5)	-14.0%
Total revenue	453.8	455.7	(1.9)	-0.4%
Costs and expenses:
Salaries and wages	77.2	64.4	12.8	19.9%
General and administrative	18.0	18.9	(0.9)	-4.8%
Sales and marketing	22.1	19.2	2.9	15.1%
Total operating expenses	117.3	102.5	14.8	14.4%

Provision for credit losses on forecast changes	44.3	(79.3)	123.6	-155.9%
Provision for credit losses on new Consumer Loan assignments	93.1	102.6	(9.5)	-9.3%
Total provision for credit losses	137.4	23.3	114.1	489.7%

Interest	54.4	36.5	17.9	49.0%
Provision for claims	17.9	8.9	9.0	101.1%
Total costs and expenses	327.0	171.2	155.8	91.0%
Income before provision for income taxes	126.8	284.5	(157.7)	-55.4%
Provision for income taxes	27.3	70.2	(42.9)	-61.1%
Net income	$99.5	$214.3	$(114.8)	-53.6%
Net income per share:
Basic	$7.62	$15.02	$(7.40)	-49.3%
Diluted	$7.61	$14.94	$(7.33)	-49.1%
Weighted average shares outstanding:
Basic	13,057,617	14,268,518	(1,210,901)	-8.5%
Diluted	13,073,316	14,341,523	(1,268,207)	-8.8%

Finance Charges. The decrease of $3.0 million, or 0.7%, was primarily the result of a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2023	2022	Change
Average net Loans receivable balance	$6,356.0	$6,306.7	$49.3
Average yield on our Loan portfolio	26.5%	26.9%	-0.4%

The following table summarizes the impact each component had on the overall decrease in finance charges for the three months ended March 31, 2023:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2023
Due to a decrease in the average yield	$(6.3)
Due to an increase in the average net Loans receivable balance	3.3
Total decrease in finance charges	$(3.0)

The decrease in the average yield of our Loan portfolio was primarily due to lower contractual yields on more recent consumer loan assignments.

Premiums Earned. The increase of $3.6 million, or 26.1%, was primarily due to growth in the size of our reinsurance portfolio, which resulted from growth in new Consumer Loan assignments and an increase in the average premiums written in recent periods.

Operating Expenses. The increase of $14.8 million, or 14.4%, was primarily due to an increase in salaries and wages expense of $12.8 million, or 19.9%, primarily due to an increase in the number of team members in our engineering department as we are investing in our business to enhance our product and transform our technology systems to be more dealer- and customer-focused.

Provision for Credit Losses. The increase of $114.1 million, or 489.7%, was primarily due to an increase in provision for credit losses on forecast changes.

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

(In millions)	For the Three Months Ended March 31,
Provision for Credit Losses	2023	2022	Change
New Consumer Loan assignments	$93.1	$102.6	$(9.5)
Forecast changes	44.3	(79.3)	123.6
Total	$137.4	$23.3	$114.1

The increase in provision for credit losses related to forecast changes was primarily due to an improvement in Consumer Loan performance during the first quarter of 2022. During the first quarter of 2023, we increased our estimate of future net cash flows by $9.4 million, or 0.1%, to reflect stable forecasted collection rates during the period; however, we recognized a $44.3 million provision for credit losses on forecast changes due to slower net cash flow timing primarily as a result of a decrease in Consumer Loan prepayments. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. During the first quarter of 2022, we increased our estimate of future net cash flows by $110.2 million, or 1.2%, to reflect an improvement in Consumer Loan performance during the period. The results for the first quarter of 2022 included the impact of forecasting methodology changes, which upon implementation increased our estimate of future net cash flows by $95.7 million and reduced our provision for credit losses by $70.6 million. The forecasting methodology changes included the removal of the COVID forecast adjustment from our estimate of future net cash flows and an enhancement to our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

The decrease in provision for credit losses related to new Consumer Loan assignments was primarily due to a 26.1% decrease in the average provision per Consumer Loan assignment, partially offset by a 22.8% increase in Consumer Loan assignment unit volume. The decrease in the average provision per Consumer Loan assignment was primarily due to a decrease in the average advance rate for 2023 Consumer Loans.

Interest. The increase in interest expense of $17.9 million, or 49.0%, was primarily due to an increase in our average cost of debt, which was primarily the result of higher interest rates on recently-completed secured financings, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2023	2022	Change
Interest expense	$54.4	$36.5	$17.9
Average outstanding debt principal balance (1)	4,615.9	4,614.3	1.6
Average cost of debt	4.7%	3.2%	1.5%

(1) Includes the unamortized debt discount and excludes deferred debt issuance costs.

Provision for Claims. The increase in provision for claims of $9.0 million, or 101.1%, was primarily due to an increase in claims paid per reinsured vehicle service contract and an increase in the size of our reinsurance portfolio.

Provision for Income Taxes. For the three months ended March 31, 2023, the effective income tax rate decreased to 21.5% from 24.7% for the same period in 2022. The decrease was primarily due to the impact of tax benefits related to our stock-based compensation plan, partially offset by an increase in non-deductible executive compensation expense. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Properties

The COVID-19 pandemic had a significant impact on our work environment, as the vast majority of our team members began working remotely. Because our remote operations and processes proved successful early on, we now pursue a “remote first” strategy to take advantage of the national talent pool and an increased rate of team member satisfaction. While remote work has become the primary experience for most of our team members, we do have team members that, due to their personal preference or the nature of their responsibilities, have continued to work primarily in one of our office properties. Additionally, we have various on-site meetings, events, and team building activities for which in-person attendance is encouraged. Therefore, we believe we will always have a need for some amount of office space.

As a result of the “remote first” strategy, we have excess space in the two office buildings that we own in Southfield, Michigan. We are actively exploring options to reduce our office space, which could result in the sale of one or both of our buildings. As there is currently a significant amount of unoccupied office space in Southfield, we believe the market value of our buildings and improvements, land and land improvements, and office furniture and equipment is significantly less than their combined carrying value of $37.3 million. If we were to reclassify one or both of these buildings as held for sale, we would be required to record an impairment charge to reduce the carrying value of the buildings held for sale to their estimated market value less costs to sell.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) a revolving secured line of credit; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of March 31, 2023. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On March 16, 2023, we completed a $400.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 7.3% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

On April 28, 2023, we extended the date on which our $400.0 million Warehouse Facility II will cease to revolve from April 30, 2024 to April 30, 2026. The interest rate on borrowings under the facility has been increased from LIBOR plus 175 basis points to SOFR plus 230 basis points.

Cash and cash equivalents were $8.1 million as of March 31, 2023 and $7.7 million as of December 31, 2022. As of March 31, 2023 and December 31, 2022, we had $1,439.9 million and $1,554.1 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased to $4,720.7 million as of March 31, 2023 from $4,590.7 million as of December 31, 2022.

A summary of our scheduled principal debt maturities as of March 31, 2023 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2023	$1,193.9
2024	1,234.7
2025	1,524.3
2026	786.6
2027	0.6
Over five years	6.0
Total	$4,746.1

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, other risk factors discussed herein or listed from time to time in our reports filed with the SEC, and the following:

Industry, Operational and Macroeconomic Risks
•Our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on results of operations.
•Due to competition from traditional financing sources and non-traditional lenders, we may not be able to compete successfully.
•An outbreak of contagious disease, such as the COVID-19 pandemic, or other public health emergency could materially and adversely affect our business, financial condition, liquidity, and results of operations.
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
•Our ability to hire and retain foreign engineering personnel could be hindered by immigration restrictions.
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
•Natural disasters, climate change, military conflicts, acts of war, terrorist attacks and threats, or the escalation of military activity in response to terrorist attacks or otherwise may negatively affect our business, financial condition, and results of operations.
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
•A violation of the terms of our asset-backed secured financings or revolving secured warehouse facilities could have a material adverse impact on our operations.
•Our substantial debt could negatively impact our business, prevent us from satisfying our debt obligations, and adversely affect our financial condition.
•We may not be able to generate sufficient cash flows to service our outstanding debt and fund operations and may be forced to take other actions to satisfy our obligations under such debt.
•Interest rate fluctuations may adversely affect our borrowing costs, profitability, and liquidity.
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

Other factors not currently anticipated by management may also materially and adversely affect our business, financial condition, and results of operations. We do not undertake, and expressly disclaim any obligation, to update or alter our statements whether as a result of new information, future events, or otherwise, except as required by applicable law.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

For a description of significant litigation to which we are a party, see Note 15 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.          RISK FACTORS

The risk factor entitled “A violation of the terms of our Term ABS facilities or Warehouse facilities could have a material adverse impact on our operations” included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 is amended and restated in its entirety as follows:

A violation of the terms of our Term ABS financings or Warehouse facilities could have a material adverse impact on our operations.

Under our Term ABS financings and our Warehouse facilities, (1) we have various obligations and covenants as seller, servicer, and custodian of the Loans conveyed thereunder and in our individual capacity and (2) the special purpose subsidiaries to which we convey Loans have various obligations and covenants. A violation of any of these obligations or covenants in any of our Term ABS financings or our Warehouse facilities by us or the special purpose subsidiaries, respectively, may result in an early termination of the revolving period, repurchase or indemnification obligations on our part, and the termination of our servicing rights (and, accordingly, the loss of servicing fees), and may further result in amounts outstanding under such Term ABS financings and Warehouse facilities becoming immediately due and payable. In addition, the violation of any financial covenant under our revolving secured line of credit facility is an event of default or termination event under certain of our Term ABS financings and our Warehouse facilities.

The occurrence of any of the events described in the immediately-preceding paragraph could have a material adverse effect on our financial position, liquidity, and results of operations.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended March 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2023	31,302		$448.75	—	158,069
February 1 to February 28, 2023	1,733		463.89	—	158,069
March 1 to March 31, 2023	—		—	—	158,069
	33,035	(2)	$449.54	—

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
(2)    Amount includes 33,035 shares of common stock released to us by team members as payment of tax withholdings upon the conversion of restricted stock units to common stock and the vesting of restricted stock units.

ITEM 6.          EXHIBITS

Exhibit No.	Description
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 7, 2022).
4.111	Indenture dated as of March 16, 2023 between Credit Acceptance Auto Loan Trust 2023-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed March 22, 2023).
4.112	Backup Servicing Agreement, dated as of March 16, 2023, among the Company, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Auto Loan Trust 2023-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed March 22, 2023).
4.113	Amended and Restated Intercreditor Agreement, dated March 16, 2023, among the Company, CAC Warehouse Funding Corporation II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Funding LLC 2020-1, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Auto Loan Trust 2021-3, Credit Acceptance Auto Loan Trust 2021-2, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Auto Loan Trust 2020-2, Credit Acceptance Auto Loan Trust 2020-1, Computershare Trust Company, N.A., Fifth Third Bank, National Association, Bank of Montreal, Wells Fargo Bank, National Association, Flagstar Bank, FSB, Citizens Bank, N.A., and Comerica Bank (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed March 22, 2023).
4.114	Sale and Contribution Agreement, dated as of March 16, 2023, between the Company and Credit Acceptance Funding LLC 2023-1 (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed March 22, 2023).
4.115	Amended and Restated Trust Agreement, dated as of March 16, 2023, between Credit Acceptance Funding LLC 2023-1 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed March 16, 2023).
4.116	Sales and Servicing Agreement dated as of March 16, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Funding LLC 2023-1, and Computershare Trust Company, N.A.
31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Senior Vice President, Finance and Accounting
(Chief Accounting Officer)
Date:	May 1, 2023