Form 10-Q
period 2023-06-30
CREDIT ACCEPTANCE CORP
filed 2023-08-01
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of shares of Common Stock, $.01 par value, outstanding on July 25, 2023 was 12,822,201.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	June 30, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$3.2	$7.7
Restricted cash and cash equivalents	408.8	410.0
Restricted securities available for sale	81.4	72.3

Loans receivable	9,599.6	9,165.5
Allowance for credit losses	(2,989.3)	(2,867.8)
Loans receivable, net	6,610.3	6,297.7

Property and equipment, net	49.4	51.4
Income taxes receivable	13.7	8.7
Other assets	38.7	56.9
Total assets	$7,205.5	$6,904.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$263.1	$260.8
Revolving secured lines of credit	168.9	30.9
Secured financing	3,774.2	3,756.4
Senior notes	794.9	794.5
Mortgage note	8.6	8.9
Deferred income taxes, net	448.6	426.7
Income taxes payable	0.2	2.5
Total liabilities	5,458.5	5,280.7

Commitments and Contingencies - See Note 15
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 12,821,681 and 12,756,885 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	0.1	0.1
Paid-in capital	261.7	245.7
Retained earnings	1,487.9	1,381.1
Accumulated other comprehensive loss	(2.7)	(2.9)
Total shareholders’ equity	1,747.0	1,624.0
Total liabilities and shareholders’ equity	$7,205.5	$6,904.7

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Finance charges	$441.0	$425.6	$862.1	$849.7
Premiums earned	19.8	15.4	37.2	29.2
Other income	17.1	16.4	32.4	34.2
Total revenue	477.9	457.4	931.7	913.1
Costs and expenses:
Salaries and wages	70.2	65.4	147.4	129.8
General and administrative	20.5	32.3	38.5	51.2
Sales and marketing	26.3	19.0	48.4	38.2
Total operating expenses	117.0	116.7	234.3	219.2

Provision for credit losses on forecast changes	168.8	50.0	213.1	(29.3)
Provision for credit losses on new Consumer Loan assignments	81.7	97.5	174.8	200.1
Total provision for credit losses	250.5	147.5	387.9	170.8

Interest	62.8	38.9	117.2	75.4
Provision for claims	19.7	12.2	37.6	21.1
Total costs and expenses	450.0	315.3	777.0	486.5
Income before provision for income taxes	27.9	142.1	154.7	426.6
Provision for income taxes	5.7	34.7	33.0	104.9
Net income	$22.2	$107.4	$121.7	$321.7
Net income per share:
Basic	$1.70	$7.99	$9.32	$23.23
Diluted	$1.69	$7.94	$9.30	$23.10
Weighted average shares outstanding:
Basic	13,049,935	13,435,507	13,053,755	13,849,711
Diluted	13,099,961	13,517,979	13,085,988	13,927,372

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$22.2	$107.4	$121.7	$321.7
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(0.6)	(0.7)	0.2	(2.4)
Other comprehensive gain (loss)	(0.6)	(0.7)	0.2	(2.4)
Comprehensive income	$21.6	$106.7	$121.9	$319.3

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended June 30, 2023
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,836,907	$0.1	$252.1	$1,473.3	$(2.1)	$1,723.4
Net income	—	—	—	22.2	—	22.2
Other comprehensive loss	—	—	—	—	(0.6)	(0.6)
Stock-based compensation	—	—	9.8	—	—	9.8
Repurchase of common stock	(16,226)	—	(0.2)	(7.6)	—	(7.8)
Restricted stock units converted to common stock	1,000	—	—	—	—	—
Balance, end of period	12,821,681	$0.1	$261.7	$1,487.9	$(2.7)	$1,747.0

(Dollars in millions)	For the Three Months Ended June 30, 2022
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	13,363,783	$0.1	$211.5	$1,418.7	$(1.5)	$1,628.8
Net income	—	—	—	107.4	—	107.4
Other comprehensive loss	—	—	—	—	(0.7)	(0.7)
Stock-based compensation	—	—	9.1	—	—	9.1
Repurchase of common stock	(403,953)	—	—	(229.7)	—	(229.7)
Stock options exercised	15,625	—	5.2	—	—	5.2
Balance, end of period	12,975,455	$0.1	$225.8	$1,296.4	$(2.2)	$1,520.1

(Dollars in millions)	For the Six Months Ended June 30, 2023
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,756,885	$0.1	$245.7	$1,381.1	$(2.9)	$1,624.0
Net income	—	—	—	121.7	—	121.7
Other comprehensive gain	—	—	—	—	0.2	0.2
Stock-based compensation	—	—	19.7	—	—	19.7
Repurchase of common stock	(49,261)	—	(7.8)	(14.9)	—	(22.7)
Restricted stock units converted to common stock	101,757	—	—	—	—	—
Stock options exercised	12,300	—	4.1	—	—	4.1
Balance, end of period	12,821,681	$0.1	$261.7	$1,487.9	$(2.7)	$1,747.0

(Dollars in millions)	For the Six Months Ended June 30, 2022
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	14,145,888	$0.1	$197.2	$1,626.7	$0.2	$1,824.2
Net income	—	—	—	321.7	—	321.7
Other comprehensive loss	—	—	—	—	(2.4)	(2.4)
Stock-based compensation	—	—	18.2	—	—	18.2
Repurchase of common stock	(1,207,688)	—	(0.7)	(652.0)	—	(652.7)
Restricted stock units converted to common stock	3,980	—	—	—	—	—
Stock options exercised	33,275	—	11.1	—	—	11.1
Balance, end of period	12,975,455	$0.1	$225.8	$1,296.4	$(2.2)	$1,520.1

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$121.7	$321.7
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	387.9	170.8
Depreciation	4.4	4.6
Amortization	8.4	8.5
Provision for deferred income taxes	21.8	5.7
Stock-based compensation	19.7	18.2
Other	0.4	0.1
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	3.3	37.2
Decrease (increase) in income taxes receivable	(5.0)	57.0
Decrease in income taxes payable	(2.3)	—
Decrease in other assets	18.9	1.8
Net cash provided by operating activities	579.2	625.6
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(20.9)	(24.4)
Proceeds from sale of restricted securities available for sale	7.6	6.3
Maturities of restricted securities available for sale	4.2	10.9
Principal collected on Loans receivable	1,593.7	1,855.5
Advances to Dealers	(1,470.4)	(1,320.0)
Purchases of Consumer Loans	(680.9)	(578.4)
Accelerated payments of Dealer Holdback	(24.6)	(24.9)
Payments of Dealer Holdback	(118.3)	(90.4)
Purchases of property and equipment	(2.4)	(1.0)
Net cash used in investing activities	(712.0)	(166.4)
Cash Flows From Financing Activities:
Borrowings under revolving secured lines of credit	3,509.5	3,876.1
Repayments under revolving secured lines of credit	(3,371.5)	(3,658.0)
Proceeds from secured financing	1,201.0	729.8
Repayments of secured financing	(1,181.1)	(773.9)
Payments of debt issuance costs	(11.2)	(7.0)
Repurchase of common stock	(22.7)	(652.7)
Proceeds from stock options exercised	4.1	11.1
Other	(1.0)	12.0
Net cash provided by (used in) financing activities	127.1	(462.6)
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(5.7)	(3.4)
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	417.7	434.2
Cash and cash equivalents and restricted cash and cash equivalents end of period	$412.0	$430.8
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$107.5	$66.8
Cash paid during the period for income taxes, net of refunds	$18.3	$37.9

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2023 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items that would require disclosure in or adjustment to the consolidated financial statements.

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

The vast majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consumer Loan Assignment Volume	2023	2022	2023	2022
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	80.4%	84.6%	82.8%	86.3%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2022	72.7%	27.3%	68.6%	31.4%
June 30, 2022	74.0%	26.0%	70.4%	29.6%
September 30, 2022	74.3%	25.7%	70.5%	29.5%
December 31, 2022	73.1%	26.9%	69.6%	30.4%
March 31, 2023	72.1%	27.9%	68.1%	31.9%
June 30, 2023	72.4%	27.6%	68.6%	31.4%
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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of June 30, 2023 and December 31, 2022, we had $2.8 million and $7.1 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of June 30, 2023 and December 31, 2022, we had $405.0 million and $406.5 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$3.2	$7.7	$4.1	$23.3
Restricted cash and cash equivalents	408.8	410.0	426.7	410.9
Total cash and cash equivalents and restricted cash and cash equivalents	$412.0	$417.7	$430.8	$434.2

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

Methodology Changes. During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the first quarter of 2022, we removed the COVID forecast adjustment from our estimate of future net cash flows and enhanced our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 6. For the three and six months ended June 30, 2023 and 2022, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

Revolving Secured Lines of Credit. The fair value is determined by calculating the present value of the debt instrument based on current rates for debt with a similar risk profile and maturity.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of June 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$3.2	$3.2	$7.7	$7.7
Restricted cash and cash equivalents	408.8	408.8	410.0	410.0
Restricted securities available for sale	81.4	81.4	72.3	72.3
Loans receivable, net	6,610.3	7,274.0	6,297.7	6,767.9
Liabilities
Revolving secured lines of credit	$168.9	$168.9	$30.9	$30.9
Secured financing	3,774.2	3,742.9	3,756.4	3,581.9
Senior notes	794.9	773.7	794.5	759.0
Mortgage note	8.6	8.6	8.9	8.9

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of June 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$3.2	$—	$—	$3.2
Restricted cash and cash equivalents (1)	408.8	—	—	408.8
Restricted securities available for sale (2)	65.4	16.0	—	81.4
Loans receivable, net (1)	—	—	7,274.0	7,274.0
Liabilities
Revolving secured lines of credit (1)	$—	$168.9	$—	$168.9
Secured financing (1)	2,942.8	800.1	—	3,742.9
Senior notes (1)	773.7	—	—	773.7
Mortgage note (1)	—	8.6	—	8.6

(In millions)	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$7.7	$—	$—	$7.7
Restricted cash and cash equivalents (1)	410.0	—	—	410.0
Restricted securities available for sale (2)	58.7	13.6	—	72.3
Loans receivable, net (1)	—	—	6,767.9	6,767.9
Liabilities
Revolving secured lines of credit (1)	$—	$30.9	$—	$30.9
Secured financing (1)	2,781.8	800.1	—	3,581.9
Senior notes (1)	759.0	—	—	759.0
Mortgage note (1)	—	8.9	—	8.9

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$37.3	$—	$(1.6)	$35.7
U.S. Government and agency securities	31.2	—	(1.5)	29.7
Asset-backed securities	16.2	—	(0.4)	15.8
Mortgage-backed securities	0.2	—	—	0.2
Total restricted securities available for sale	$84.9	$—	$(3.5)	$81.4

(In millions)	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$32.6	$—	$(1.7)	$30.9
U.S. Government and agency securities	29.5	—	(1.7)	27.8
Asset-backed securities	13.8	—	(0.4)	13.4
Mortgage-backed securities	0.2	—	—	0.2
Total restricted securities available for sale	$76.1	$—	$(3.8)	$72.3

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of June 30, 2023
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$21.3	$(0.6)	$11.4	$(1.0)	$32.7	$(1.6)
U.S. Government and agency securities	21.5	(0.8)	7.6	(0.7)	29.1	(1.5)
Asset-backed securities	12.5	(0.2)	3.3	(0.2)	15.8	(0.4)
Mortgage-backed securities	0.2	—	—	—	0.2	—
Total restricted securities available for sale	$55.5	$(1.6)	$22.3	$(1.9)	$77.8	$(3.5)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2022
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.1	$(0.6)	$13.3	$(1.1)	$28.4	$(1.7)
U.S. Government and agency securities	18.0	(0.8)	9.2	(0.9)	27.2	(1.7)
Asset-backed securities	6.6	(0.1)	4.4	(0.3)	11.0	(0.4)
Mortgage-backed securities	0.3	—	—	—	0.3	—
Total restricted securities available for sale	$40.0	$(1.5)	$26.9	$(2.3)	$66.9	$(3.8)

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

(In millions)	As of
	June 30, 2023		December 31, 2022
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$7.4	$7.2	$4.0	$3.9
Over one year to five years	70.8	67.6	66.4	63.0
Over five years to ten years	6.6	6.5	5.6	5.3
Over ten years	0.1	0.1	0.1	0.1
Total restricted securities available for sale	$84.9	$81.4	$76.1	$72.3

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of June 30, 2023
	Dealer Loans	Purchased Loans	Total
Loans receivable	$6,534.1	$3,065.5	$9,599.6
Allowance for credit losses	(2,188.4)	(800.9)	(2,989.3)
Loans receivable, net	$4,345.7	$2,264.6	$6,610.3

(In millions)	As of December 31, 2022
	Dealer Loans	Purchased Loans	Total
Loans receivable	$6,074.8	$3,090.7	$9,165.5
Allowance for credit losses	(2,000.0)	(867.8)	(2,867.8)
Loans receivable, net	$4,074.8	$2,222.9	$6,297.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended June 30, 2023
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,314.4	$3,069.9	$9,384.3	$(2,073.2)	$(810.8)	$(2,884.0)	$4,241.2	$2,259.1	$6,500.3
Finance charges	387.5	235.9	623.4	(128.1)	(54.3)	(182.4)	259.4	181.6	441.0
Provision for credit losses	—	—	—	(144.6)	(105.9)	(250.5)	(144.6)	(105.9)	(250.5)
New Consumer Loan assignments (1)	724.5	331.5	1,056.0	—	—	—	724.5	331.5	1,056.0
Collections (2)	(792.9)	(421.8)	(1,214.7)	—	—	—	(792.9)	(421.8)	(1,214.7)
Accelerated Dealer Holdback payments	13.8	—	13.8	—	—	—	13.8	—	13.8
Dealer Holdback payments	61.1	—	61.1	—	—	—	61.1	—	61.1
Transfers (3)	(32.4)	32.4	—	12.3	(12.3)	—	(20.1)	20.1	—
Write-offs	(145.8)	(183.6)	(329.4)	145.8	183.6	329.4	—	—	—
Recoveries (4)	0.6	1.2	1.8	(0.6)	(1.2)	(1.8)	—	—	—
Deferral of Loan origination costs	3.3	—	3.3	—	—	—	3.3	—	3.3
Balance, end of period	$6,534.1	$3,065.5	$9,599.6	$(2,188.4)	$(800.9)	$(2,989.3)	$4,345.7	$2,264.6	$6,610.3

	For the Three Months Ended June 30, 2022
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,689.5	$3,508.5	$9,198.0	$(1,768.9)	$(1,101.9)	$(2,870.8)	$3,920.6	$2,406.6	$6,327.2
Finance charges	343.2	255.9	599.1	(107.3)	(66.2)	(173.5)	235.9	189.7	425.6
Provision for credit losses	—	—	—	(73.3)	(74.2)	(147.5)	(73.3)	(74.2)	(147.5)
New Consumer Loan assignments (1)	686.2	288.7	974.9	—	—	—	686.2	288.7	974.9
Collections (2)	(832.8)	(488.6)	(1,321.4)	—	—	—	(832.8)	(488.6)	(1,321.4)
Accelerated Dealer Holdback payments	15.5	—	15.5	—	—	—	15.5	—	15.5
Dealer Holdback payments	47.2	—	47.2	—	—	—	47.2	—	47.2
Transfers (3)	(17.6)	17.6	—	4.2	(4.2)	—	(13.4)	13.4	—
Write-offs	(100.9)	(225.1)	(326.0)	100.9	225.1	326.0	—	—	—
Recoveries (4)	0.4	0.7	1.1	(0.4)	(0.7)	(1.1)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$5,832.9	$3,357.7	$9,190.6	$(1,844.8)	$(1,022.1)	$(2,866.9)	$3,988.1	$2,335.6	$6,323.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	For the Six Months Ended June 30, 2023
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,074.8	$3,090.7	$9,165.5	$(2,000.0)	$(867.8)	$(2,867.8)	$4,074.8	$2,222.9	$6,297.7
Finance charges	755.8	467.0	1,222.8	(250.7)	(110.0)	(360.7)	505.1	357.0	862.1
Provision for credit losses	—	—	—	(219.3)	(168.6)	(387.9)	(219.3)	(168.6)	(387.9)
New Consumer Loan assignments (1)	1,470.4	680.9	2,151.3	—	—	—	1,470.4	680.9	2,151.3
Collections (2)	(1,601.5)	(860.2)	(2,461.7)	—	—	—	(1,601.5)	(860.2)	(2,461.7)
Accelerated Dealer Holdback payments	24.6	—	24.6	—	—	—	24.6	—	24.6
Dealer Holdback payments	118.3	—	118.3	—	—	—	118.3	—	118.3
Transfers (3)	(51.6)	51.6	—	19.0	(19.0)	—	(32.6)	32.6	—
Write-offs	(263.5)	(366.5)	(630.0)	263.5	366.5	630.0	—	—	—
Recoveries (4)	0.9	2.0	2.9	(0.9)	(2.0)	(2.9)	—	—	—
Deferral of Loan origination costs	5.9	—	5.9	—	—	—	5.9	—	5.9
Balance, end of period	$6,534.1	$3,065.5	$9,599.6	$(2,188.4)	$(800.9)	$(2,989.3)	$4,345.7	$2,264.6	$6,610.3

	For the Six Months Ended June 30, 2022
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,655.1	$3,694.7	$9,349.8	$(1,767.8)	$(1,245.7)	$(3,013.5)	$3,887.3	$2,449.0	$6,336.3
Finance charges	679.3	519.8	1,199.1	(212.0)	(137.4)	(349.4)	467.3	382.4	849.7
Provision for credit losses	—	—	—	(74.8)	(96.0)	(170.8)	(74.8)	(96.0)	(170.8)
New Consumer Loan assignments (1)	1,320.0	578.4	1,898.4	—	—	—	1,320.0	578.4	1,898.4
Collections (2)	(1,698.8)	(1,010.8)	(2,709.6)	—	—	—	(1,698.8)	(1,010.8)	(2,709.6)
Accelerated Dealer Holdback payments	24.9	—	24.9	—	—	—	24.9	—	24.9
Dealer Holdback payments	90.4	—	90.4	—	—	—	90.4	—	90.4
Transfers (3)	(43.2)	43.2	—	10.6	(10.6)	—	(32.6)	32.6	—
Write-offs	(199.7)	(469.1)	(668.8)	199.7	469.1	668.8	—	—	—
Recoveries (4)	0.5	1.5	2.0	(0.5)	(1.5)	(2.0)	—	—	—
Deferral of Loan origination costs	4.4	—	4.4	—	—	—	4.4	—	4.4
Balance, end of period	$5,832.9	$3,357.7	$9,190.6	$(1,844.8)	$(1,022.1)	$(2,866.9)	$3,988.1	$2,335.6	$6,323.7

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

(In millions)	For the Three Months Ended June 30, 2023
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$33.8	$47.9	$81.7
Forecast changes	110.8	58.0	168.8
Total	$144.6	$105.9	$250.5

(In millions)	For the Three Months Ended June 30, 2022
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$45.6	$51.9	$97.5
Forecast changes	27.7	22.3	50.0
Total	$73.3	$74.2	$147.5

(In millions)	For the Six Months Ended June 30, 2023
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$71.5	$103.3	$174.8
Forecast changes	147.8	65.3	213.1
Total	$219.3	$168.6	$387.9

(In millions)	For the Six Months Ended June 30, 2022
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$93.1	$107.0	$200.1
Forecast changes	(18.3)	(11.0)	(29.3)
Total	$74.8	$96.0	$170.8

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

(In millions)	For the Three Months Ended June 30, 2023
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,121.5	$657.6	$1,779.1
Expected net cash flows at the time of assignment (2)	1,018.9	461.3	1,480.2
Loans receivable at the time of assignment (3)	724.5	331.5	1,056.0

Provision for credit losses expense at the time of assignment	$(33.8)	$(47.9)	$(81.7)
Expected future finance charges at the time of assignment (4)	328.2	177.7	505.9
Expected net Loan income at the time of assignment (5)	$294.4	$129.8	$424.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended June 30, 2022
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,045.4	$572.3	$1,617.7
Expected net cash flows at the time of assignment (2)	951.4	393.4	1,344.8
Loans receivable at the time of assignment (3)	686.2	288.7	974.9

Provision for credit losses expense at the time of assignment	$(45.6)	$(51.9)	$(97.5)
Expected future finance charges at the time of assignment (4)	310.8	156.6	467.4
Expected net Loan income at the time of assignment (5)	$265.2	$104.7	$369.9

(In millions)	For the Six Months Ended June 30, 2023
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,294.3	$1,371.2	$3,665.5
Expected net cash flows at the time of assignment (2)	2,083.0	950.1	3,033.1
Loans receivable at the time of assignment (3)	1,470.4	680.9	2,151.3

Provision for credit losses expense at the time of assignment	$(71.5)	$(103.3)	$(174.8)
Expected future finance charges at the time of assignment (4)	684.1	372.5	1,056.6
Expected net Loan income at the time of assignment (5)	$612.6	$269.2	$881.8

(In millions)	For the Six Months Ended June 30, 2022
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,017.2	$1,150.1	$3,167.3
Expected net cash flows at the time of assignment (2)	1,830.8	784.7	2,615.5
Loans receivable at the time of assignment (3)	1,320.0	578.4	1,898.4

Provision for credit losses expense at the time of assignment	$(93.1)	$(107.0)	$(200.1)
Expected future finance charges at the time of assignment (4)	603.9	313.3	917.2
Expected net Loan income at the time of assignment (5)	$510.8	$206.3	$717.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended June 30, 2023
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,935.7	$3,484.6	$9,420.3
New Consumer Loan assignments (1)	1,018.9	461.3	1,480.2
Realized net cash flows (2)	(718.0)	(421.8)	(1,139.8)
Forecast changes	(41.8)	(47.5)	(89.3)
Transfers (3)	(28.4)	33.3	4.9
Balance, end of period	$6,166.4	$3,509.9	$9,676.3

(In millions)	For the Three Months Ended June 30, 2022
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,321.3	$3,675.9	$8,997.2
New Consumer Loan assignments (1)	951.4	393.4	1,344.8
Realized net cash flows (2)	(770.1)	(488.6)	(1,258.7)
Forecast changes	(14.0)	(29.4)	(43.4)
Transfers (3)	(20.0)	22.3	2.3
Balance, end of period	$5,468.6	$3,573.6	$9,042.2

(In millions)	For the Six Months Ended June 30, 2023
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,637.9	$3,395.5	$9,033.4
New Consumer Loan assignments (1)	2,083.0	950.1	3,033.1
Realized net cash flows (2)	(1,458.6)	(860.2)	(2,318.8)
Forecast changes	(49.0)	(30.9)	(79.9)
Transfers (3)	(46.9)	55.4	8.5
Balance, end of period	$6,166.4	$3,509.9	$9,676.3

(In millions)	For the Six Months Ended June 30, 2022
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,249.7	$3,698.6	$8,948.3
New Consumer Loan assignments (1)	1,830.8	784.7	2,615.5
Realized net cash flows (2)	(1,583.5)	(1,010.8)	(2,594.3)
Forecast changes	19.9	46.9	66.8
Transfers (3)	(48.3)	54.2	5.9
Balance, end of period	$5,468.6	$3,573.6	$9,042.2

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

The following table compares our forecast of Consumer Loan collection rates as of June 30, 2023 with the forecasts as of March 31, 2023, December 31, 2022, and at the time of assignment, segmented by year of assignment:

	Total Loans
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2023	March 31, 2023	December 31, 2022	Initial Forecast	March 31, 2023	December 31, 2022	Initial Forecast
2014	71.7%	71.7%	71.7%	71.8%	0.0%	0.0%	-0.1%
2015	65.2%	65.2%	65.2%	67.7%	0.0%	0.0%	-2.5%
2016	63.8%	63.8%	63.8%	65.4%	0.0%	0.0%	-1.6%
2017	64.7%	64.7%	64.7%	64.0%	0.0%	0.0%	0.7%
2018	65.4%	65.3%	65.2%	63.6%	0.1%	0.2%	1.8%
2019	66.8%	66.8%	66.6%	64.0%	0.0%	0.2%	2.8%
2020	67.8%	67.9%	67.8%	63.4%	-0.1%	0.0%	4.4%
2021	65.5%	66.0%	66.2%	66.3%	-0.5%	-0.7%	-0.8%
2022	64.3%	66.0%	66.3%	67.5%	-1.7%	-2.0%	-3.2%
2023	67.5%	67.2%	—	67.5%	0.3%	—	0.0%

	Dealer Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2023	March 31, 2023	December 31, 2022	Initial Forecast	March 31, 2023	December 31, 2022	Initial Forecast
2014	71.6%	71.6%	71.6%	71.9%	0.0%	0.0%	-0.3%
2015	64.6%	64.5%	64.5%	67.5%	0.1%	0.1%	-2.9%
2016	63.0%	63.0%	63.0%	65.1%	0.0%	0.0%	-2.1%
2017	64.0%	64.0%	64.0%	63.8%	0.0%	0.0%	0.2%
2018	64.8%	64.8%	64.6%	63.6%	0.0%	0.2%	1.2%
2019	66.5%	66.5%	66.3%	63.9%	0.0%	0.2%	2.6%
2020	67.6%	67.7%	67.7%	63.3%	-0.1%	-0.1%	4.3%
2021	65.2%	65.8%	66.0%	66.3%	-0.6%	-0.8%	-1.1%
2022	63.7%	65.4%	65.8%	67.3%	-1.7%	-2.1%	-3.6%
2023	66.8%	66.8%	—	67.0%	0.0%	—	-0.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Purchased Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2023	March 31, 2023	December 31, 2022	Initial Forecast	March 31, 2023	December 31, 2022	Initial Forecast
2014	72.5%	72.5%	72.5%	70.9%	0.0%	0.0%	1.6%
2015	68.9%	68.9%	68.9%	68.5%	0.0%	0.0%	0.4%
2016	66.0%	66.0%	66.0%	66.5%	0.0%	0.0%	-0.5%
2017	66.3%	66.3%	66.3%	64.6%	0.0%	0.0%	1.7%
2018	66.7%	66.6%	66.4%	63.5%	0.1%	0.3%	3.2%
2019	67.5%	67.5%	67.2%	64.2%	0.0%	0.3%	3.3%
2020	68.0%	68.1%	68.0%	63.6%	-0.1%	0.0%	4.4%
2021	66.0%	66.5%	66.7%	66.3%	-0.5%	-0.7%	-0.3%
2022	65.7%	67.4%	67.4%	68.0%	-1.7%	-1.7%	-2.3%
2023	69.2%	68.2%	—	68.8%	1.0%	—	0.4%

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

We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of June 30, 2023 and December 31, 2022, segmented by year of assignment:

(In millions)	Total Loans as of June 30, 2023 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$74.1	$40.3	$147.3	$208.2	$469.9
2019	281.7	134.7	316.0	20.8	753.2
2020	518.1	230.2	357.2	2.4	1,107.9
2021	884.0	345.3	384.3	0.2	1,613.8
2022	2,146.7	593.7	305.4	—	3,045.8
2023	2,340.5	258.9	9.6	—	2,609.0
	$6,245.1	$1,603.1	$1,519.8	$231.6	$9,599.6

(In millions)	Dealer Loans as of June 30, 2023 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$36.1	$19.2	$71.5	$123.7	$250.5
2019	131.4	63.2	148.8	12.1	355.5
2020	320.7	138.9	217.5	1.9	679.0
2021	606.2	229.8	255.9	0.1	1,092.0
2022	1,587.3	433.3	221.6	—	2,242.2
2023	1,714.8	192.8	7.3	—	1,914.9
	$4,396.5	$1,077.2	$922.6	$137.8	$6,534.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Purchased Loans as of June 30, 2023 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$38.0	$21.1	$75.8	$84.5	$219.4
2019	150.3	71.5	167.2	8.7	397.7
2020	197.4	91.3	139.7	0.5	428.9
2021	277.8	115.5	128.4	0.1	521.8
2022	559.4	160.4	83.8	—	803.6
2023	625.7	66.1	2.3	—	694.1
	$1,848.6	$525.9	$597.2	$93.8	$3,065.5

(In millions)	Total Loans as of December 31, 2022 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$16.1	$9.6	$42.2	$167.7	$235.6
2018	142.8	71.7	197.5	37.3	449.3
2019	446.5	214.0	411.9	6.5	1,078.9
2020	732.6	332.8	421.1	0.9	1,487.4
2021	1,209.1	480.4	398.8	—	2,088.3
2022	3,036.1	631.1	158.8	—	3,826.0
	$5,583.2	$1,739.6	$1,630.3	$212.4	$9,165.5

(In millions)	Dealer Loans as of December 31, 2022 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$7.7	$4.5	$20.4	$103.1	$135.7
2018	71.5	34.3	97.3	21.3	224.4
2019	215.2	100.7	196.9	4.2	517.0
2020	461.6	204.6	259.4	0.7	926.3
2021	836.1	324.8	268.0	—	1,428.9
2022	2,258.6	467.1	116.8	—	2,842.5
	$3,850.7	$1,136.0	$958.8	$129.3	$6,074.8

(In millions)	Purchased Loans as of December 31, 2022 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$8.4	$5.1	$21.8	$64.6	$99.9
2018	71.3	37.4	100.2	16.0	224.9
2019	231.3	113.3	215.0	2.3	561.9
2020	271.0	128.2	161.7	0.2	561.1
2021	373.0	155.6	130.8	—	659.4
2022	777.5	164.0	42.0	—	983.5
	$1,732.5	$603.6	$671.5	$83.1	$3,090.7

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

The following table summarizes the write-offs for Consumer Loan assignments for the three and six months ended June 30, 2023, segmented by year of assignment:

(In millions)	For the Three Months Ended June 30, 2023
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2018 and prior	$33.9	$28.0	$61.9
2019	27.1	50.8	77.9
2020	27.6	26.1	53.7
2021	26.6	29.2	55.8
2022	27.3	40.1	67.4
2023	3.3	9.4	12.7
	$145.8	$183.6	$329.4

(In millions)	For the Six Months Ended June 30, 2023
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2018 and prior	$65.5	$59.5	$125.0
2019	50.8	99.1	149.9
2020	51.3	54.9	106.2
2021	45.4	62.2	107.6
2022	46.3	80.4	126.7
2023	4.2	10.4	14.6
	$263.5	$366.5	$630.0

During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the first half of 2023, we experienced a decrease in Consumer Loan prepayments to below-average levels and as a result, slowed our forecasted net cash flow timing. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change through provision for credit losses. The implementation of the adjustment to our forecasting methodology during the second quarter of 2023 reduced forecasted net cash flows by $44.5 million, or 0.5%, and increased provision for credit losses by $71.3 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The removal of the COVID forecast adjustment and the implementation of the enhanced forecasting methodology during the first quarter of 2022 impacted forecasted net cash flows and provision for credit losses as follows:

(In millions)	Increase / (Decrease) in
Forecasting Methodology Changes	Forecasted Net Cash Flows	Provision for Credit Losses
Removal of COVID forecast adjustment	$149.5	$(118.5)
Implementation of enhanced forecasting methodology	(53.8)	47.9
Total	$95.7	$(70.6)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net assumed written premiums	$23.5	$19.1	$48.9	$36.8
Net premiums earned	19.8	15.4	37.2	29.2
Provision for claims	19.7	12.2	37.6	21.1
Amortization of capitalized acquisition costs	0.5	0.4	1.0	0.8

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet Location	June 30, 2023	December 31, 2022
Trust assets	Restricted cash and cash equivalents	$1.0	$0.4
Trust assets	Restricted securities available for sale	81.4	72.3
Unearned premium	Accounts payable and accrued liabilities	66.1	54.4
Claims reserve (1)	Accounts payable and accrued liabilities	6.3	3.1

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Ancillary product profit sharing	$9.1	$12.9	$16.6	$27.6
Interest	4.9	0.7	9.0	1.0
Remarketing fees	2.7	1.9	5.7	3.9
Other	0.4	0.9	1.1	1.7
Total	$17.1	$16.4	$32.4	$34.2

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

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended June 30, 2023
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third Party Providers	$9.1	$4.9	$—	$—	$14.0
Dealers	—	—	2.7	0.4	3.1
Total	$9.1	$4.9	$2.7	$0.4	$17.1

Timing of Revenue Recognition
Over time	$9.1	$4.9	$—	$0.3	$14.3
At a point in time	—	—	2.7	0.1	2.8
Total	$9.1	$4.9	$2.7	$0.4	$17.1

(In millions)	For the Six Months Ended June 30, 2023
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third Party Providers	$16.6	$9.0	$—	$—	$25.6
Dealers	—	—	5.7	1.1	6.8
Total	$16.6	$9.0	$5.7	$1.1	$32.4

Timing of Revenue Recognition
Over time	$16.6	$9.0	$—	$0.6	$26.2
At a point in time	—	—	5.7	0.5	6.2
Total	$16.6	$9.0	$5.7	$1.1	$32.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
9.           DEBT

Debt consists of the following:

(In millions)	As of June 30, 2023
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$168.9	$—	$—	$168.9
Secured financing (2)	3,796.6	(19.5)	(2.9)	3,774.2
Senior notes	800.0	(5.1)	—	794.9
Mortgage note	8.6	—	—	8.6
Total debt	$4,774.1	$(24.6)	$(2.9)	$4,746.6

(In millions)	As of December 31, 2022
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$30.9	$—	$—	$30.9
Secured financing (2)	3,776.7	(16.9)	(3.4)	3,756.4
Senior notes	800.0	(5.5)	—	794.5
Mortgage note	8.9	—	—	8.9
Total debt	$4,616.5	$(22.4)	$(3.4)	$4,590.7

(1)Excludes deferred debt issuance costs of $4.9 million and $3.9 million as of June 30, 2023 and December 31, 2022, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of June 30, 2023 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of June 30, 2023
Revolving Secured Line of Credit Facility	n/a	06/22/2026		$390.0	At our option, either the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 187.5 basis points or the prime rate plus 87.5 basis points
RTP Facility	n/a	—	(1)	$20.0	BSBY plus 187.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	04/30/2026	(3)	400.0	The Secured Overnight Financing Rate (SOFR) plus 230 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	05/20/2025	(3)	300.0	SOFR plus 221.4 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/2025	(5)	200.0	SOFR plus 245 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2024	(3)	75.0	BSBY plus 200 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/01/2024	(3)	200.0	SOFR plus 201.4 basis points (4)
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/2025	(6)	500.0	Fixed rate
Term ABS 2020-2 (2)	Credit Acceptance Funding LLC 2020-2	07/15/2022	(3)	481.8	Fixed rate
Term ABS 2020-3 (2)	Credit Acceptance Funding LLC 2020-3	10/17/2022	(3)	600.0	Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	12/16/2024	(6)	100.0	SOFR plus 220 basis points (4)
Term ABS 2021-2 (2)	Credit Acceptance Funding LLC 2021-2	02/15/2023	(3)	500.0	Fixed rate
Term ABS 2021-3 (2)	Credit Acceptance Funding LLC 2021-3	05/15/2023	(3)	450.0	Fixed rate
Term ABS 2021-4 (2)	Credit Acceptance Funding LLC 2021-4	10/16/2023	(3)	250.1	Fixed rate
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/2024	(3)	350.0	Fixed rate
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	12/15/2025	(6)	200.0	SOFR plus 235 basis points (4)
Term ABS 2022-3 (2)	Credit Acceptance Funding LLC 2022-3	10/15/2024	(3)	389.9	Fixed rate
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/2025	(3)	400.0	Fixed rate
Term ABS 2023-2 (2)	Credit Acceptance Funding LLC 2023-2	5/15/2025	(3)	$400.0	Fixed rate
2024 Senior Notes	n/a	12/31/2024		400.0	Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0	Fixed rate
Mortgage Note (2)	Chapter 4 Properties, LLC	08/06/2028		9.0	BSBY plus 150 basis points

(1)Borrowings are subject to repayment on demand.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revolving Secured Lines of Credit
Maximum outstanding principal balance	$355.5	$379.7	$355.5	$379.7
Average outstanding principal balance	162.5	242.7	142.9	144.6
Warehouse Facility II
Maximum outstanding principal balance	201.0	201.0	201.0	201.0
Average outstanding principal balance	59.6	167.9	39.4	88.8
Warehouse Facility IV
Maximum outstanding principal balance	—	43.8	—	43.8
Average outstanding principal balance	—	17.2	—	8.6
Warehouse Facility V
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility VI
Maximum outstanding principal balance	—	50.0	—	50.0
Average outstanding principal balance	—	1.1	—	0.6
Warehouse Facility VIII
Maximum outstanding principal balance	—	48.2	—	48.2
Average outstanding principal balance	—	18.9	—	9.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2023	December 31, 2022
Revolving Secured Lines of Credit
Principal balance outstanding	$168.9	$30.9
Amount available for borrowing (1)	241.1	379.1
Interest rate	7.04%	6.25%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	554.3	627.5
Restricted cash and cash equivalents pledged as collateral	48.9	51.0
Interest rate	5.15%	5.15%
Term ABS 2019-3
Principal balance outstanding	$—	$64.4
Loans pledged as collateral	—	200.9
Restricted cash and cash equivalents pledged as collateral	—	24.5
Interest rate	—%	3.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2020-1
Principal balance outstanding	$—	$144.6
Loans pledged as collateral	—	362.5
Restricted cash and cash equivalents pledged as collateral	—	38.8
Interest rate	—%	2.51%
Term ABS 2020-2
Principal balance outstanding	$132.6	$307.0
Loans pledged as collateral	335.7	452.0
Restricted cash and cash equivalents pledged as collateral	38.4	43.9
Interest rate	2.29%	1.81%
Term ABS 2020-3
Principal balance outstanding	$293.2	$520.7
Loans pledged as collateral	525.5	655.1
Restricted cash and cash equivalents pledged as collateral	50.5	53.9
Interest rate	1.66%	1.47%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	111.0	115.0
Restricted cash and cash equivalents pledged as collateral	9.3	8.5
Interest rate	7.35%	6.52%
Term ABS 2021-2
Principal balance outstanding	$360.3	$500.0
Loans pledged as collateral	509.6	572.9
Restricted cash and cash equivalents pledged as collateral	44.1	44.5
Interest rate	1.18%	1.12%
Term ABS 2021-3
Principal balance outstanding	$420.5	$450.0
Loans pledged as collateral	485.8	519.9
Restricted cash and cash equivalents pledged as collateral	39.9	38.8
Interest rate	1.15%	1.14%
Term ABS 2021-4
Principal balance outstanding	$250.1	$250.1
Loans pledged as collateral	268.8	278.5
Restricted cash and cash equivalents pledged as collateral	22.7	21.8
Interest rate	1.44%	1.44%
Term ABS 2022-1
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	381.8	434.7
Restricted cash and cash equivalents pledged as collateral	27.9	27.7
Interest rate	5.03%	5.03%
Term ABS 2022-2
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	218.3	229.3
Restricted cash and cash equivalents pledged as collateral	15.5	25.6
Interest rate	7.51%	6.65%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2022-3
Principal balance outstanding	$389.9	$389.9
Loans pledged as collateral	418.3	429.2
Restricted cash and cash equivalents pledged as collateral	29.5	27.6
Interest rate	7.68%	7.68%
Term ABS 2023-1
Principal balance outstanding	$400.0	$—
Loans pledged as collateral	625.7	—
Restricted cash and cash equivalents pledged as collateral	39.4	—
Interest rate	6.92%	—%
Term ABS 2023-2
Principal balance outstanding	$400.0	$—
Loans pledged as collateral	638.8	—
Restricted cash and cash equivalents pledged as collateral	38.7	—
Interest rate	6.39%	—%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
Mortgage Note
Principal balance outstanding	$8.6	$8.9
Interest rate	6.60%	5.46%
(1)Availability may be limited by the amount of assets pledged as collateral.

Revolving Secured Lines of Credit

We have two revolving secured lines of credit: (1) a $390.0 million revolving secured line of credit facility, to which we refer as our revolving secured line of credit facility, with a commercial bank syndicate and (2) an uncommitted $20.0 million revolving secured line of credit facility, to which we refer as the RTP facility, with a lender for use solely in facilitating payments by the Company through the lender’s real-time payments service.

Borrowings under our revolving secured line of credit facility, including any letters of credit issued under the facility, are subject to a borrowing-base limitation. This limitation equals 80% of the value of Loans, as defined in the agreement governing our revolving secured line of credit facility, less a hedging reserve (not exceeding $1.0 million), and the amount of other debt secured by the collateral that secures our revolving secured line of credit facility. Borrowings under our revolving secured line of credit facility are secured by a lien on most of our assets.

We entered into the RTP facility on May 3, 2023. Borrowings under the RTP facility are secured by a lien on the same collateral that secures obligations under our revolving secured line of credit facility. The RTP facility terminates automatically if the lender ceases to be part of the commercial bank syndicate under our revolving secured line of credit facility or if its lending commitments under our revolving secured line of credit facility are terminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

The subsidiaries pay us a monthly servicing fee equal to either 4% or 6%, depending upon the facility, of the collections received with respect to the conveyed Loans. The servicing fee is paid out of the collections. Except for the servicing fee and holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees, and other related costs have been paid in full. If a facility is in its revolving period, the applicable subsidiary is entitled to the portion of such collections available after the payment of interest and transaction expenses under the facility, provided that the borrowing base requirements of the facility are satisfied.

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with each of these transactions, we conveyed Loans on an arms-length basis to a Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than the Funding LLCs for the Term ABS 2019-2, 2021-1, and 2022-2 financings, conveyed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, and 2022-2 financings pledged the Loans for the benefit of their respective lenders. The Term ABS 2020-2, 2020-3, 2021-2, 2021-3, 2021-4, 2023-1, and 2023-2 financings each consist of three classes of notes, while the Term ABS 2022-1 and Term ABS 2022-3 financings consist of four classes of notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Close Date	Net Book Value of Loans Conveyed at Closing	Revolving Period
Term ABS 2019-2	August 28, 2019	$625.1	Through August 15, 2025
Term ABS 2020-2	July 23, 2020	602.3	Through July 15, 2022
Term ABS 2020-3	October 22, 2020	750.1	Through October 17, 2022
Term ABS 2021-1	January 29, 2021	125.1	Through December 16, 2024
Term ABS 2021-2	February 18, 2021	625.1	Through February 15, 2023
Term ABS 2021-3	May 20, 2021	562.6	Through May 15, 2023
Term ABS 2021-4	October 28, 2021	312.6	Through October 16, 2023
Term ABS 2022-1	June 16, 2022	437.6	Through June 17, 2024
Term ABS 2022-2	December 15, 2022	250.1	Through December 15, 2025
Term ABS 2022-3	November 3, 2022	500.1	Through October 15, 2024
Term ABS 2023-1	March 16, 2023	500.2	Through March 17, 2025
Term ABS 2023-2	May 25, 2023	500.1	Through May 15, 2025

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

Debt Covenants

As of June 30, 2023, we were in compliance with our covenants under our revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization, and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the conveyed assets.

Our Term ABS financings also contain covenants that measure the performance of the conveyed assets.  As of June 30, 2023, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures and the RTP facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of June 30, 2023 and December 31, 2022:

(Dollars in millions)
As of June 30, 2023
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	07/2022	12/2023	$205.0	6.50%

300.0	Warehouse Facility IV	Cap Floating Rate	07/2019	07/2023	25.0	6.50%
		Cap Floating Rate	05/2023	11/2024	275.0	7.50%
					300.0

200.0	Warehouse Facility V	Cap Floating Rate	04/2023	01/2026	94.0	5.44%

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	33.3	5.42%
		Cap Floating Rate	09/2022	09/2025	166.7	5.42%
					200.0

100.0	Term ABS 2021-1	Cap Floating Rate	04/2023	06/2024	75.0	5.46%
200.0	Term ABS 2022-2	Cap Floating Rate	12/2022	06/2024	200.0	6.50%

(Dollars in millions)
As of December 31, 2022
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	07/2022	12/2023	$205.0	6.50%
300.0	Warehouse Facility IV	Cap Floating Rate	07/2019	07/2023	175.0	6.50%
200.0	Warehouse Facility V	Cap Floating Rate	12/2020	01/2026	94.0	5.50%

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	116.7	5.50%
		Cap Floating Rate	09/2022	09/2025	83.3	5.50%
					200.0

100.0	Term ABS 2021-1	Cap Floating Rate	02/2021	06/2024	100.0	5.50%
200.0	Term ABS 2022-2	Cap Floating Rate	12/2022	06/2024	200.0	6.50%

(1)Rate excludes the spread over the corresponding benchmark rate.

The interest rate caps have not been designated as hedging instruments. As of June 30, 2023 and December 31, 2022, the interest rate caps had a fair value of $1.4 million and $2.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes	-4.3%	3.0%	1.9%	3.0%
Excess tax benefits from stock-based compensation	0.1%	-0.1%	-3.5%	-0.1%
Other	3.6%	0.5%	1.9%	0.7%
Effective income tax rate	20.4%	24.4%	21.3%	24.6%

State and local income taxes

The decrease in our state income tax rate from 2022 to 2023 was primarily the result of the settlement of an uncertain tax position for state income taxes during the second quarter of 2023.

Excess tax benefits from stock-based compensation

We recognize an excess tax benefit or tax deficiency when the deduction for the stock-based compensation expense of a stock award for tax purposes differs from the cumulative stock-based compensation expense recognized in the financial statements. The excess tax benefit or tax deficiency is recognized in provision for income taxes in the period in which the amount of the deduction is determined, which is when restricted stock units are converted to common stock or stock options are exercised. Excess tax benefits reduce our effective income tax rate, while tax deficiencies increase our effective income tax rate. The impact of excess tax benefits on our effective income tax rate for the six months ended June 30, 2023 increased from the same period in 2022 primarily due to an increase in the number of restricted stock units that were converted to common stock during the first quarter of 2023 due to the timing of long-term stock award grants.

Other

Other items impacting our effective income tax rate primarily consist of non-deductible executive compensation expense. The impact of non-deductible expense on our effective income tax rate for the three and six months ended June 30, 2023 increased in magnitude from the same period in 2022 due to an increase in non-deductible executive compensation and a decrease in pre-tax income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares outstanding:
Common shares	12,832,945	13,069,364	12,821,478	13,483,613
Vested restricted stock units	216,990	366,143	232,277	366,098
Basic number of weighted average shares outstanding	13,049,935	13,435,507	13,053,755	13,849,711
Dilutive effect of restricted stock units and stock options	50,026	82,472	32,233	77,661
Dilutive number of weighted average shares outstanding	13,099,961	13,517,979	13,085,988	13,927,372

The following outstanding stock awards were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	228,625	67,264	241,201	56,492
Restricted stock units	6,031	—	5,814	—
Total	234,656	67,264	247,015	56,492

13.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three and six months ended June 30, 2023 and 2022:

(Dollars in millions)	For the Three Months Ended June 30,
	2023		2022
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	15,802	$7.6	403,953	$229.7
Other (2)	424	0.2	—	—
Total	16,226	$7.8	403,953	$229.7

(Dollars in millions)	For the Six Months Ended June 30,
	2023		2022
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	15,802	$7.6	1,205,943	$651.7
Other (2)	33,459	15.1	1,745	1.0
Total	49,261	$22.7	1,207,688	$652.7

(1)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 or otherwise. On September 28, 2021, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of June 30, 2023, we had authorization to repurchase 142,267 shares of our common stock.
(2)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
14.         STOCK-BASED COMPENSATION PLANS

A summary of restricted stock unit activity is presented in the following table:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2022	341,228	$169.28
Granted	13,356	463.08
Converted	(101,757)	233.39
Forfeited	(516)	469.72
Outstanding as of June 30, 2023	252,311	$158.36

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$8.6	$8.5	$17.1	$17.0
Restricted stock units	1.2	0.6	2.6	1.2
Total	$9.8	$9.1	$19.7	$18.2

We expect to recognize the future stock-based compensation expense as follows:

(in millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2023	$19.9
2024	38.8
2025	9.0
2026	3.4
2027	0.1
Total	$71.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)
On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On April 3, 2020, we received a subpoena from the Attorney General of the State of Maryland relating to the Company’s origination and collection policies and procedures in the state of Maryland. On August 11, 2020, we received a subpoena from the Attorney General of the State of Maryland restating most of the requests contained in the March 18, 2016 and April 3, 2020 subpoenas, making additional requests, and expanding the inquiry to include 41 other states (Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, and Wisconsin) and the District of Columbia. Also on August 11, 2020, we received from the Attorney General of the State of New Jersey a subpoena that is essentially identical to the August 11, 2020 Maryland subpoena, both as to substance and as to the jurisdictions identified. The Company has been informed that the State of Kansas, the State of Texas, and the State of Iowa have withdrawn from the multistate investigation. We are cooperating with these investigations and cannot predict their eventual scope, duration, or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from these investigations.

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

For the three months ended June 30, 2023, consolidated net income was $22.2 million, or $1.69 per diluted share, compared to consolidated net income of $107.4 million, or $7.94 per diluted share, for the same period in 2022, primarily due to increases in provision for credit losses on forecast changes and interest expense. Our results for the three months ended June 30, 2023 included:
•A decrease in forecasted collection rates during the second quarter of 2023, which decreased forecasted net cash flows from our Loan portfolio by $89.3 million, or 0.9%, compared to a decrease in forecasted collection rates during the second quarter of 2022, which decreased forecasted net cash flows from our Loan portfolio by $43.4 million, or 0.5%. The $89.3 million decrease in forecasted net cash flows for the second quarter of 2023 included the impact of an adjustment to our forecasting methodology, which upon implementation, decreased our estimate of future net cash flows by $44.5 million, or 0.5%. In addition, forecasted net cash flow timing slowed during the second quarter of 2023, primarily as a result of a decrease in Consumer Loan prepayments to below-average levels. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change through provision for credit losses.
•Forecasted profitability per Consumer Loan assignment for Consumer Loans assigned in 2020 through 2022 that was lower than our estimates at June 30, 2022, due to a decline in forecasted collection rates since the second quarter of 2022 and slower forecasted net cash flow timing during 2023, primarily as a result of a decrease in Consumer Loan prepayments to below-average levels.
•Growth in Consumer Loan assignment volume, as unit and dollar volumes grew 12.8% and 8.3%, respectively, as compared to the second quarter of 2022. The average balance of our Loan portfolio for the second quarter of 2023 increased 4.3% as compared to the second quarter of 2022.
•Initial spread on Consumer Loans assigned in the second quarter of 2023 increased to 21.2% compared to 20.0% on Consumer Loans assigned in the second quarter of 2022.

For the six months ended June 30, 2023, consolidated net income was $121.7 million, or $9.30 per diluted share, compared to consolidated net income of $321.7 million, or $23.10 per diluted share, for the same period in 2022, primarily due to increases in provision for credit losses on forecast changes and interest expense. Our results for the six months ended June 30, 2023 included:
•A decrease in forecasted collection rates during the first six months of 2023, which decreased forecasted net cash flows from our Loan portfolio by $79.9 million, or 0.9%, compared to an increase in forecasted collection rates during the first six months of 2022, which increased forecasted net cash flows from our Loan portfolio by $66.8 million, or 0.7%. The $79.9 million decrease in forecasted net cash flows for the first six months of 2023 included the impact of an adjustment to our forecasting methodology, which upon implementation, decreased our estimate of future net cash flows by $44.5 million, or 0.5%. In addition, forecasted net cash flow timing slowed during the first six months of 2023, primarily as a result of a decrease in Consumer Loan prepayments to below-average levels. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change through provision for credit losses.
•Growth in Consumer Loan assignment volume, as unit and dollar volumes grew 17.8% and 13.3%, respectively, as compared to the first six months of 2022. The average balance of our Loan portfolio for the first six months of 2023 increased 2.5% as compared to the first six months of 2022.
•Initial spread on Consumer Loans assigned in the first six months of 2023 increased to 21.1% compared to 19.7% on Consumer Loans assigned in the first six months of 2022.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of June 30, 2023, with the forecasts as of March 31, 2023, as of December 31, 2022, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2023	March 31, 2023	December 31, 2022	Initial Forecast	March 31, 2023	December 31, 2022	Initial Forecast
2014	71.7%	71.7%	71.7%	71.8%	0.0%	0.0%	-0.1%
2015	65.2%	65.2%	65.2%	67.7%	0.0%	0.0%	-2.5%
2016	63.8%	63.8%	63.8%	65.4%	0.0%	0.0%	-1.6%
2017	64.7%	64.7%	64.7%	64.0%	0.0%	0.0%	0.7%
2018	65.4%	65.3%	65.2%	63.6%	0.1%	0.2%	1.8%
2019	66.8%	66.8%	66.6%	64.0%	0.0%	0.2%	2.8%
2020	67.8%	67.9%	67.8%	63.4%	-0.1%	0.0%	4.4%
2021	65.5%	66.0%	66.2%	66.3%	-0.5%	-0.7%	-0.8%
2022	64.3%	66.0%	66.3%	67.5%	-1.7%	-2.0%	-3.2%
2023 (2)	67.5%	67.2%	—	67.5%	0.3%	—	0.0%
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
(2)The forecasted collection rate for 2023 Consumer Loans as of June 30, 2023 includes both Consumer Loans that were in our portfolio as of March 31, 2023 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments.

	Forecasted Collection Percentage as of			Current Forecast Variance from
2023 Consumer Loan Assignment Period	June 30, 2023	March 31, 2023	Initial Forecast	March 31, 2023	Initial Forecast
January 1, 2023 through March 31, 2023	67.4%	67.2%	67.1%	0.2%	0.3%
April 1, 2023 through June 30, 2023	67.7%	—	67.9%	—	-0.2%

Consumer Loans assigned in 2018 through 2020 have yielded forecasted collection results significantly better than our initial estimates, while Consumer Loans assigned in 2015, 2016, and 2022 have yielded forecasted collection results significantly worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates. For the three months ended June 30, 2023, forecasted collection rates declined for Consumer Loans assigned in 2021 and 2022 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the six months ended June 30, 2023, forecasted collection rates improved for Consumer Loans assigned in 2018 and 2019, declined for Consumer Loans assigned in 2021 and 2022, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three and six months ended June 30, 2023 and 2022 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Increase (Decrease) in Forecasted Net Cash Flows	2023	2022	2023	2022
Dealer Loans	$(41.8)	$(14.0)	$(49.0)	$19.9
Purchased Loans	(47.5)	(29.4)	(30.9)	46.9
Total	$(89.3)	$(43.4)	$(79.9)	$66.8

During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the first half of 2023, we experienced a decrease in Consumer Loan prepayments to below-average levels and as a result, slowed our forecasted net cash flow timing. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of the adjustment to our forecasting methodology during the second quarter of 2023 reduced forecasted net cash flows by $44.5 million, or 0.5%, and increased provision for credit losses by $71.3 million.

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2014	$15,692	$7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020	24,262	10,656	59
2021	25,632	11,790	59
2022	27,242	12,924	60
2023 (3)	26,912	12,488	61

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
(3)The averages for 2023 Consumer Loans include both Consumer Loans that were in our portfolio as of March 31, 2023 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2023 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2023 through March 31, 2023	$26,592	$12,268	61
April 1, 2023 through June 30, 2023	27,260	12,726	61

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2023, as well as the forecasted collection rates and spread at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection % as of			Spread % as of
Consumer Loan Assignment Year	June 30, 2023	Initial Forecast	Advance % (1)	June 30, 2023	Initial Forecast	% of Forecast Realized (2)
2014	71.7%	71.8%	47.7%	24.0%	24.1%	99.7%
2015	65.2%	67.7%	44.5%	20.7%	23.2%	99.3%
2016	63.8%	65.4%	43.8%	20.0%	21.6%	98.9%
2017	64.7%	64.0%	43.2%	21.5%	20.8%	98.2%
2018	65.4%	63.6%	43.5%	21.9%	20.1%	95.2%
2019	66.8%	64.0%	44.0%	22.8%	20.0%	88.8%
2020	67.8%	63.4%	43.9%	23.9%	19.5%	77.5%
2021	65.5%	66.3%	46.0%	19.5%	20.3%	59.5%
2022	64.3%	67.5%	47.4%	16.9%	20.1%	30.3%
2023 (3)	67.5%	67.5%	46.4%	21.1%	21.1%	6.7%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Presented as a percentage of total forecasted collections.
(3)The forecasted collection rate, advance rate and spread for 2023 Consumer Loans as of June 30, 2023 include both Consumer Loans that were in our portfolio as of March 31, 2023 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates, and spreads for each of these segments:

	Forecasted Collection % as of			Spread % as of
2023 Consumer Loan Assignment Period	June 30, 2023	Initial Forecast	Advance %	June 30, 2023	Initial Forecast
January 1, 2023 through March 31, 2023	67.4%	67.1%	46.1%	21.3%	21.0%
April 1, 2023 through June 30, 2023	67.7%	67.9%	46.7%	21.0%	21.2%

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

The spread between the forecasted collection rate as of June 30, 2023 and the advance rate ranges from 16.9% to 24.0%, on an annual basis, for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The spread with respect to 2022 Consumer Loans has been negatively impacted by Consumer Loan performance, which has been lower than our initial estimates by a greater margin than the other years presented. The higher spread for 2023 Consumer Loans relative to 2022 Consumer Loans as of June 30, 2023 is primarily due to the performance of the 2022 Consumer Loans. Additionally, 2023 Consumer Loans had a higher initial spread due to a decrease in the advance rate.

The following table compares our forecast of Consumer Loan collection rates as of June 30, 2023 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	June 30, 2023	Initial Forecast	Variance	June 30, 2023	Initial Forecast	Variance
2014	71.6%	71.9%	-0.3%	72.5%	70.9%	1.6%
2015	64.6%	67.5%	-2.9%	68.9%	68.5%	0.4%
2016	63.0%	65.1%	-2.1%	66.0%	66.5%	-0.5%
2017	64.0%	63.8%	0.2%	66.3%	64.6%	1.7%
2018	64.8%	63.6%	1.2%	66.7%	63.5%	3.2%
2019	66.5%	63.9%	2.6%	67.5%	64.2%	3.3%
2020	67.6%	63.3%	4.3%	68.0%	63.6%	4.4%
2021	65.2%	66.3%	-1.1%	66.0%	66.3%	-0.3%
2022	63.7%	67.3%	-3.6%	65.7%	68.0%	-2.3%
2023	66.8%	67.0%	-0.2%	69.2%	68.8%	0.4%

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of June 30, 2023 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2014	71.6%	47.2%	24.4%	72.5%	51.8%	20.7%
2015	64.6%	43.4%	21.2%	68.9%	50.2%	18.7%
2016	63.0%	42.1%	20.9%	66.0%	48.6%	17.4%
2017	64.0%	42.1%	21.9%	66.3%	45.8%	20.5%
2018	64.8%	42.7%	22.1%	66.7%	45.2%	21.5%
2019	66.5%	43.1%	23.4%	67.5%	45.6%	21.9%
2020	67.6%	43.0%	24.6%	68.0%	45.5%	22.5%
2021	65.2%	45.1%	20.1%	66.0%	47.7%	18.3%
2022	63.7%	46.4%	17.3%	65.7%	50.1%	15.6%
2023	66.8%	45.0%	21.8%	69.2%	49.7%	19.5%

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

The spread as of June 30, 2023 on 2023 Dealer Loans was 21.8%, as compared to a spread of 17.3% on 2022 Dealer Loans. The increase was primarily as a result of Consumer Loan performance, as the performance of 2022 Dealer Loans has been significantly lower than our initial estimates. Additionally, 2023 Dealer Loans had a higher initial spread, due to the advance rate decreasing by a greater margin than the initial forecast.

The spread as of June 30, 2023 on 2023 Purchased Loans was 19.5%, as compared to a spread of 15.6% on 2022 Purchased Loans. The increase was primarily as a result of Consumer Loan performance, as the performance of 2022 Purchased Loans has been significantly lower than our initial estimates, while the performance of 2023 Purchased Loans has exceeded our initial estimates. Additionally, 2023 Purchased Loans had a higher initial spread, due to a higher initial forecast and a lower advance rate.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources.  Our funded debt to equity ratio was 2.7 to 1 as of June 30, 2023. We currently utilize the following primary forms of debt financing: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last six quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2022	-22.1%	-10.5%
June 30, 2022	5.1%	22.0%
September 30, 2022	29.3%	32.1%
December 31, 2022	25.6%	26.2%
March 31, 2023	22.8%	18.6%
June 30, 2023	12.8%	8.3%

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

Unit and dollar volumes grew 12.8% and 8.3%, respectively, during the second quarter of 2023 as the number of active Dealers grew 16.1% and the average unit volume per active Dealer decreased 2.3%. Dollar volume increased less than unit volume during the second quarter of 2023 due to a decrease in the average advance paid, primarily due to a decrease in the average advance rate. Unit volume for July 2023 grew 11.8% compared to unit volume for July 2022.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Consumer Loan unit volume	82,727	73,340	12.8%	172,548	146,456	17.8%
Active Dealers (1)	9,860	8,494	16.1%	11,618	9,815	18.4%
Average volume per active Dealer	8.4	8.6	-2.3%	14.9	14.9	0.0%

Consumer Loan unit volume from Dealers active both periods	62,433	61,569	1.4%	138,388	130,466	6.1%
Dealers active both periods	6,053	6,053	—	7,541	7,541	—
Average volume per Dealer active both periods	10.3	10.2	1.4%	18.4	17.3	6.1%

Consumer Loan unit volume from Dealers not active both periods	20,294	11,771	72.4%	34,160	15,990	113.6%
Dealers not active both periods	3,807	2,441	56.0%	4,077	2,274	79.3%
Average volume per Dealer not active both periods	5.3	4.8	10.4%	8.4	7.0	20.0%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Consumer Loan unit volume from new active Dealers	3,377	2,328	45.1%	14,812	8,517	73.9%
New active Dealers (1)	954	682	39.9%	2,112	1,370	54.2%
Average volume per new active Dealer	3.5	3.4	2.9%	7.0	6.2	12.9%

Attrition (2)	-16.0%	-13.2%		-10.9%	-10.1%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last six quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2022	72.7%	27.3%	68.6%	31.4%
June 30, 2022	74.0%	26.0%	70.4%	29.6%
September 30, 2022	74.3%	25.7%	70.5%	29.5%
December 31, 2022	73.1%	26.9%	69.6%	30.4%
March 31, 2023	72.1%	27.9%	68.1%	31.9%
June 30, 2023	72.4%	27.6%	68.6%	31.4%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of June 30, 2023 and December 31, 2022, the net Dealer Loans receivable balance was 65.7% and 64.7%, respectively, of the total net Loans receivable balance.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue:
Finance charges	$441.0	$425.6	$15.4	3.6%
Premiums earned	19.8	15.4	4.4	28.6%
Other income	17.1	16.4	0.7	4.3%
Total revenue	477.9	457.4	20.5	4.5%
Costs and expenses:
Salaries and wages	70.2	65.4	4.8	7.3%
General and administrative	20.5	32.3	(11.8)	-36.5%
Sales and marketing	26.3	19.0	7.3	38.4%
Total operating expenses	117.0	116.7	0.3	0.3%

Provision for credit losses on forecast changes	168.8	50.0	118.8	237.6%
Provision for credit losses on new Consumer Loan assignments	81.7	97.5	(15.8)	-16.2%
Total provision for credit losses	250.5	147.5	103.0	69.8%

Interest	62.8	38.9	23.9	61.4%
Provision for claims	19.7	12.2	7.5	61.5%
Total costs and expenses	450.0	315.3	134.7	42.7%
Income before provision for income taxes	27.9	142.1	(114.2)	-80.4%
Provision for income taxes	5.7	34.7	(29.0)	-83.6%
Net income	$22.2	$107.4	$(85.2)	-79.3%
Net income per share:
Basic	$1.70	$7.99	$(6.29)	-78.7%
Diluted	$1.69	$7.94	$(6.25)	-78.7%
Weighted average shares outstanding:
Basic	13,049,935	13,435,507	(385,572)	-2.9%
Diluted	13,099,961	13,517,979	(418,018)	-3.1%

Finance Charges. The increase of $15.4 million, or 3.6%, was the result of an increase in the average net Loans receivable balance, partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2023	2022	Change
Average net Loans receivable balance	$6,596.6	$6,328.7	$267.9
Average yield on our Loan portfolio	26.7%	26.9%	-0.2%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended June 30, 2023:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended June 30, 2023
Due to an increase in the average net Loans receivable balance	$18.0
Due to a decrease in the average yield	(2.6)
Total increase in finance charges	$15.4

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The decrease in the average yield of our Loan portfolio was primarily due to lower contractual yields on more recent Consumer Loan assignments.

Premiums Earned. The increase of $4.4 million, or 28.6%, was primarily due to growth in the size of our reinsurance portfolio, which resulted from growth in new Consumer Loan assignments and an increase in the average premiums written in recent periods.

Operating Expenses. The increase of $0.3 million, or 0.3%, was primarily due to:
•An increase in sales and marketing expense of $7.3 million, or 38.4%, primarily due to investments in our business to enhance our sales and marketing strategy, an increase in the size of our sales force, and an increase in sales commissions related to growth in Consumer Loan assignment volume.
•An increase in salaries and wages expense of $4.8 million, or 7.3%, primarily due to an increase in the number of team members in our engineering department as we are investing in our business to enhance our product and transform our technology systems to be more Dealer- and customer-focused and an increase in fringe benefits primarily due to higher medical claims.
•A decrease in general and administrative expense of $11.8 million, or 36.5%, primarily due to a decrease in legal expenses. Legal expenses for the three months ended June 30, 2022 included a $12.0 million settlement to settle and fully resolve a previously disclosed putative class action lawsuit.

Provision for Credit Losses. The increase of $103.0 million, or 69.8%, was primarily due to an increase in provision for credit losses on forecast changes, partially offset by a decrease in provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Three Months Ended June 30,
Provision for Credit Losses	2023	2022	Change
Forecast changes	$168.8	$50.0	$118.8
New Consumer Loan assignments	81.7	97.5	(15.8)
Total	$250.5	$147.5	$103.0

The increase in provision for credit losses related to forecast changes was primarily due to a decline in Consumer Loan performance during the second quarter of 2023 compared to the second quarter of 2022. During the second quarter of 2023, we decreased our estimate of future net cash flows by $89.3 million, or 0.9%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments to below-average levels. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. The $89.3 million decrease in forecasted net cash flows for the second quarter of 2023 included the impact of an adjustment to our forecasting methodology, which upon implementation, decreased our estimate of future net cash flows by $44.5 million, or 0.5%, and increased our provision for credit losses by $71.3 million. We adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the second quarter of 2022, we reduced our estimate of future net cash flows by $43.4 million, or 0.5%, to reflect a decline in Consumer Loan performance during the period.

The decrease in provision for credit losses related to new Consumer Loan assignments was primarily due to a 25.7% decrease in the average provision per Consumer Loan assignment, partially offset by a 12.8% increase in Consumer Loan assignment unit volume. The decrease in the average provision per Consumer Loan assignment was primarily due to a decrease in the average advance rate for 2023 Consumer Loans.

Interest. The increase in interest expense of $23.9 million, or 61.4%, was primarily due to an increase in our average cost of debt, which was primarily the result of higher interest rates on recently-completed secured financings, as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2023	2022	Change
Interest expense	$62.8	$38.9	$23.9
Average outstanding debt principal balance (1)	4,754.3	4,795.4	(41.1)
Average cost of debt	5.3%	3.2%	2.1%

(1) Includes the unamortized debt discount and excludes deferred debt issuance costs.

Provision for Claims. The increase in provision for claims of $7.5 million, or 61.5%, was primarily due to an increase in claims paid per reinsured vehicle service contract and an increase in the size of our reinsurance portfolio.

Provision for Income Taxes. For the three months ended June 30, 2023, the effective income tax rate decreased to 20.4% from 24.4% for the same period in 2022. The decrease was primarily due to the settlement of an uncertain tax position for state income taxes during the second quarter of 2023, partially offset by an increase in non-deductible executive compensation expense. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue:
Finance charges	$862.1	$849.7	$12.4	1.5%
Premiums earned	37.2	29.2	8.0	27.4%
Other income	32.4	34.2	(1.8)	-5.3%
Total revenue	931.7	913.1	18.6	2.0%
Costs and expenses:
Salaries and wages	147.4	129.8	17.6	13.6%
General and administrative	38.5	51.2	(12.7)	-24.8%
Sales and marketing	48.4	38.2	10.2	26.7%
Total operating expenses	234.3	219.2	15.1	6.9%

Provision for credit losses on forecast changes	213.1	(29.3)	242.4	-827.3%
Provision for credit losses on new Consumer Loan assignments	174.8	200.1	(25.3)	-12.6%
Total provision for credit losses	387.9	170.8	217.1	127.1%

Interest	117.2	75.4	41.8	55.4%
Provision for claims	37.6	21.1	16.5	78.2%
Total costs and expenses	777.0	486.5	290.5	59.7%
Income before provision for income taxes	154.7	426.6	(271.9)	-63.7%
Provision for income taxes	33.0	104.9	(71.9)	-68.5%
Net income	$121.7	$321.7	$(200.0)	-62.2%
Net income per share:
Basic	$9.32	$23.23	$(13.91)	-59.9%
Diluted	$9.30	$23.10	$(13.80)	-59.7%
Weighted average shares outstanding:
Basic	13,053,755	13,849,711	(795,956)	-5.7%
Diluted	13,085,988	13,927,372	(841,384)	-6.0%

Finance Charges. The increase of $12.4 million, or 1.5%, was the result of an increase in the average net Loans receivable balance, partially offset by an decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Six Months Ended June 30,
	2023	2022	Change
Average net Loans receivable balance	$6,476.3	$6,317.7	$158.6
Average yield on our Loan portfolio	26.6%	26.9%	-0.3%

The following table summarizes the impact each component had on the overall increase in finance charges for the six months ended June 30, 2023:

(In millions)	Year over Year Change
Impact on finance charges:	For the Six Months Ended June 30, 2023
Due to an increase in the average net Loans receivable balance	$21.3
Due to a decrease in the average yield	(8.9)
Total increase in finance charges	$12.4

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The decrease in the average yield of our Loan portfolio was primarily due to lower contractual yields on more recent Consumer Loan assignments.

Premiums Earned. The increase of $8.0 million, or 27.4%, was primarily due to growth in the size of our reinsurance portfolio, which resulted from growth in new Consumer Loan assignments and an increase in the average premiums written in recent periods.

Operating Expenses. The increase of $15.1 million, or 6.9%, was primarily due to:
•An increase in salaries and wages expense of $17.6 million, or 13.6%, primarily due to an increase in the number of team members in our engineering department as we are investing in our business to enhance our product and transform our technology systems to be more Dealer- and customer-focused and an increase in fringe benefits primarily due to higher medical claims. The impact of the increases in the number of team members and in fringe benefits was partially offset by a decrease in cash-based incentive compensation expense due to a decline in Company performance measures.
•An increase in sales and marketing expense of $10.2 million, or 26.7%, primarily due to investments in our business to enhance our sales and marketing strategy, an increase in the size of our sales force, and an increase in sales commissions related to growth in Consumer Loan assignment volume.
•A decrease in general and administrative expense of $12.7 million, or 24.8%, primarily due to a decrease in legal expenses. Legal expenses for the six months ended June 30, 2022 included a $12.0 million settlement to settle and fully resolve a previously disclosed putative class action lawsuit.

Provision for Credit Losses. The increase of $217.1 million, or 127.1%, was due to an increase in provision for credit losses on forecast changes, partially offset by a decrease in provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Six Months Ended June 30,
Provision for Credit Losses	2023	2022	Change
Forecast changes	$213.1	$(29.3)	$242.4
New Consumer Loan assignments	174.8	200.1	(25.3)
Total	$387.9	$170.8	$217.1

The increase in provision for credit losses related to forecast changes was primarily due to a decline in Consumer Loan performance during the first six months of 2023 compared to an improvement in Consumer Loan performance during the first six months of 2022. During the first six months of 2023, we decreased our estimate of future net cash flows by $79.9 million, or 0.9%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments to below-average levels. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. The $79.9 million decrease in forecasted net cash flows for the first six months of 2023 included the impact of an adjustment to our forecasting methodology, which upon implementation, decreased our estimate of future net cash flows by $44.5 million, or 0.5%, and increased our provision for credit losses by $71.3 million. We adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the first six months of 2022, we increased our estimate of future net cash flows by $66.8 million, or 0.7%, to reflect an improvement in Consumer Loan performance during the period. The results for the first quarter of 2022 included the impact of forecasting methodology changes, which upon implementation, increased our estimate of future net cash flows by $95.7 million and reduced our provision for credit losses by $70.6 million. The forecasting methodology changes included the removal of the COVID forecast adjustment from our estimate of future net cash flows and an enhancement to our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

The decrease in provision for credit losses related to new Consumer Loan assignments was primarily due to a 25.6% decrease in the average provision per Consumer Loan assignment, partially offset by a 17.8% increase in Consumer Loan assignment unit volume. The decrease in the average provision per Consumer Loan assignment was primarily due to a decrease in the average advance rate for 2023 Consumer Loans.

Interest. The increase in interest expense of $41.8 million, or 55.4%, was primarily due to an increase in our average cost of debt, which was primarily the result of higher interest rates on recently-completed secured financings, as follows:

(Dollars in millions)	For the Six Months Ended June 30,
	2023	2022	Change
Interest expense	$117.2	$75.4	$41.8
Average outstanding debt principal balance (1)	4,685.2	4,704.8	(19.6)
Average cost of debt	5.0%	3.2%	1.8%
(1) Includes the unamortized debt discount and excludes deferred debt issuance costs.

Provision for Claims. The increase in provision for claims of $16.5 million, or 78.2%, was primarily due to an increase in claims paid per reinsured vehicle service contract and an increase in the size of our reinsurance portfolio.

Provision for Income Taxes. For the six months ended June 30, 2023, our effective income tax rate decreased to 21.3% from 24.6% for the six months ended June 30, 2022. The decrease was primarily due to the impact of tax benefits related to our stock-based compensation plan and the settlement of an uncertain tax position for state income taxes during the second quarter of 2023, partially offset by an increase in non-deductible executive compensation expense. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

As a result of the “remote first” strategy, we have excess space in the two office buildings that we own in Southfield, Michigan. We are actively exploring options to reduce our office space, which could result in the sale of one or both of our buildings. As there is currently a significant amount of unoccupied office space in Southfield, we believe the market value of our buildings and improvements, land and land improvements, and office furniture and equipment is significantly less than their combined carrying value of $36.3 million. If we were to reclassify one or both of these buildings as held for sale, we would be required to record an impairment charge to reduce the carrying value of the buildings held for sale to their estimated market value less costs to sell.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of June 30, 2023. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

On May 25, 2023, we completed a $400.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 6.8% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

On June 22, 2023, we extended the maturity of our revolving secured line of credit facility from June 22, 2025 to June 22, 2026. Prior to this amendment, the amount of the facility was set to decrease by $25.0 million on June 22, 2023; however, this amendment increased the amount of the facility by $5.0 million, resulting in a net decrease of $20.0 million, from $410.0 million to $390.0 million.

Cash and cash equivalents were $3.2 million as of June 30, 2023 and $7.7 million as of December 31, 2022. As of June 30, 2023 and December 31, 2022, we had $1,416.1 million and $1,554.1 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased to $4,746.6 million as of June 30, 2023 from $4,590.7 million as of December 31, 2022.

A summary of our scheduled principal debt maturities as of June 30, 2023 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2023	$720.3
2024	1,312.4
2025	1,565.8
2026	1,168.7
2027	0.6
Over five years	6.3
Total	$4,774.1

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as described below:

During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the first half of 2023, we experienced a decrease in Consumer Loan prepayments to below-average levels and as a result, slowed our forecasted net cash flow timing. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change through provision for credit losses. The implementation of the adjustment to our forecasting methodology during the second quarter of 2023 reduced forecasted net cash flows by $44.5, or 0.5%, million and increased provision for credit losses by $71.3 million.

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

ITEM 1A.          RISK FACTORS

The risk factor entitled “A violation of the terms of our Term ABS facilities or Warehouse facilities could have a material adverse impact on our operations” included in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 was amended and restated in its entirety in our Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2023 as follows:

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended June 30, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2023 (2)	424	$484.04	—	158,069
May 1 to May 31, 2023	—	—	—	158,069
June 1 to June 30, 2023	15,802	484.78	15,802	142,267
Total	16,226	$484.76	15,802

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
(2)    Total number of shares purchased includes 424 shares of common stock released to us by team members as payment of tax withholdings upon the conversion of restricted stock units to common stock and the vesting of restricted stock units.

ITEM 5.          OTHER INFORMATION

During the quarter ended June 30, 2023, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of Credit Acceptance Corporation.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.117	Amendment No. 1 to the Seventh Amended and Restated Loan and Security Agreement, dated as of April 28, 2023, by and among the Company, CAC Warehouse Funding LLC II, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Current Report on Form 8-K filed May 4, 2023).
4.118	Indenture dated as of May 25, 2023, between Credit Acceptance Auto Loan Trust 2023 2 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8 K filed June 1, 2023).
4.119	Backup Servicing Agreement, dated as of May 25, 2023, among the Company, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Auto Loan Trust 2023-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.120	Amended and Restated Intercreditor Agreement, dated May 25, 2023, among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Auto Loan Trust 2021-3, Credit Acceptance Auto Loan Trust 2021-2, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Auto Loan Trust 2020-2, Computershare Trust Company, N.A., Fifth Third Bank, National Association, Bank of Montreal, Wells Fargo Bank, National Association, Flagstar Bank, National Association, Citizens Bank, N.A., and Comerica Bank (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.121	Sale and Contribution Agreement, dated as of May 25, 2023, between the Company and Credit Acceptance Funding LLC 2023-2 (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8 K filed June 1, 2023).
4.122	Amended and Restated Trust Agreement, dated as of May 25, 2023, among Credit Acceptance Funding LLC 2023-2 and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.123	Sales and Servicing Agreement, dated as of May 25, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Funding LLC 2023-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.124	Eleventh Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 22, 2023, by and among the Company, Comerica Bank and the other banks signatory thereto, and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed June 28, 2023).
4.125	Amendment No. 2 to Loan and Security Agreement, dated as of May 15, 2023, by and among the Company, Credit Acceptance Funding LLC 2019 2, and Wells Fargo Bank, National Association.
4.126	Ninth Amendment to Loan and Security Agreement, dated as of July 10, 2023, by and among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association.
4.127	Fourth Amendment to Loan and Security Agreement, dated as of July 10, 2023, by and among the Company, Credit Acceptance Funding LLC 2021-1, and Fifth Third Bank, National Association.
10.19	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended effective June 2, 2023.
31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Senior Vice President, Finance and Accounting
(Chief Accounting Officer)
Date:	August 1, 2023