Form 10-Q
period 2023-09-30
CREDIT ACCEPTANCE CORP
filed 2023-10-30
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of shares of Common Stock, $.01 par value, outstanding on October 23, 2023 was 12,566,657.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	September 30, 2023	December 31, 2022
ASSETS:
Cash and cash equivalents	$3.1	$7.7
Restricted cash and cash equivalents	435.1	410.0
Restricted securities available for sale	86.2	72.3

Loans receivable	9,812.2	9,165.5
Allowance for credit losses	(3,031.7)	(2,867.8)
Loans receivable, net	6,780.5	6,297.7

Property and equipment, net	47.1	51.4
Income taxes receivable	14.2	8.7
Other assets	30.9	56.9
Total assets	$7,397.1	$6,904.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$284.1	$260.8
Revolving secured lines of credit	102.1	30.9
Secured financing	4,034.2	3,756.4
Senior notes	796.0	794.5
Mortgage note	8.5	8.9
Deferred income taxes, net	461.8	426.7
Income taxes payable	9.5	2.5
Total liabilities	5,696.2	5,280.7

Commitments and Contingencies - See Note 15
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 12,566,219 and 12,756,885 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	0.1	0.1
Paid-in capital	271.3	245.7
Retained earnings	1,432.4	1,381.1
Accumulated other comprehensive loss	(2.9)	(2.9)
Total shareholders’ equity	1,700.9	1,624.0
Total liabilities and shareholders’ equity	$7,397.1	$6,904.7

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Finance charges	$441.7	$420.6	$1,303.8	$1,270.3
Premiums earned	20.8	16.4	58.0	45.6
Other income	16.1	23.3	48.5	57.5
Total revenue	478.6	460.3	1,410.3	1,373.4
Costs and expenses:
Salaries and wages	66.7	66.9	214.1	196.7
General and administrative	21.3	16.6	59.8	67.8
Sales and marketing	22.5	19.7	70.9	57.9
Total operating expenses	110.5	103.2	344.8	322.4

Provision for credit losses on forecast changes	106.3	96.9	319.4	67.6
Provision for credit losses on new Consumer Loan assignments	78.3	83.4	253.1	283.5
Total provision for credit losses	184.6	180.3	572.5	351.1

Interest	70.5	41.8	187.7	117.2
Provision for claims	16.5	12.9	54.1	34.0
Total costs and expenses	382.1	338.2	1,159.1	824.7
Income before provision for income taxes	96.5	122.1	251.2	548.7
Provision for income taxes	25.7	35.3	58.7	140.2
Net income	$70.8	$86.8	$192.5	$408.5
Net income per share:
Basic	$5.47	$6.53	$14.79	$29.90
Diluted	$5.43	$6.49	$14.73	$29.74
Weighted average shares outstanding:
Basic	12,933,377	13,293,224	13,013,344	13,662,178
Diluted	13,039,638	13,364,160	13,068,998	13,737,871

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$70.8	$86.8	$192.5	$408.5
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of tax	(0.2)	(1.2)	—	(3.6)
Other comprehensive loss	(0.2)	(1.2)	—	(3.6)
Comprehensive income	$70.6	$85.6	$192.5	$404.9

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended September 30, 2023
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,821,681	$0.1	$261.7	$1,487.9	$(2.7)	$1,747.0
Net income	—	—	—	70.8	—	70.8
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	9.3	—	—	9.3
Repurchase of common stock	(256,232)	—	—	(126.3)	—	(126.3)
Stock options exercised	770	—	0.3	—	—	0.3
Balance, end of period	12,566,219	$0.1	$271.3	$1,432.4	$(2.9)	$1,700.9

(Dollars in millions)	For the Three Months Ended September 30, 2022
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,975,455	$0.1	$225.8	$1,296.4	$(2.2)	$1,520.1
Net income	—	—	—	86.8	—	86.8
Other comprehensive loss	—	—	—	—	(1.2)	(1.2)
Stock-based compensation	—	—	8.7	—	—	8.7
Repurchase of common stock	(53,769)	—	—	(26.5)	—	(26.5)
Stock options exercised	3,025	—	1.3	—	—	1.3
Balance, end of period	12,924,711	$0.1	$235.8	$1,356.7	$(3.4)	$1,589.2

(Dollars in millions)	For the Nine Months Ended September 30, 2023
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,756,885	$0.1	$245.7	$1,381.1	$(2.9)	$1,624.0
Net income	—	—	—	192.5	—	192.5
Stock-based compensation	—	—	29.0	—	—	29.0
Repurchase of common stock	(305,493)	—	(7.8)	(141.2)	—	(149.0)
Restricted stock units converted to common stock	101,757	—	—	—	—	—
Stock options exercised	13,070	—	4.4	—	—	4.4
Balance, end of period	12,566,219	$0.1	$271.3	$1,432.4	$(2.9)	$1,700.9

(Dollars in millions)	For the Nine Months Ended September 30, 2022
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	14,145,888	$0.1	$197.2	$1,626.7	$0.2	$1,824.2
Net income	—	—	—	408.5	—	408.5
Other comprehensive loss	—	—	—	—	(3.6)	(3.6)
Stock-based compensation	—	—	26.9	—	—	26.9
Repurchase of common stock	(1,261,457)	—	(0.7)	(678.5)	—	(679.2)
Restricted stock units converted to common stock	3,980	—	—	—	—	—
Stock options exercised	36,300	—	12.4	—	—	12.4
Balance, end of period	12,924,711	$0.1	$235.8	$1,356.7	$(3.4)	$1,589.2

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$192.5	$408.5
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	572.5	351.1
Depreciation	6.6	6.8
Amortization	13.3	12.5
Provision for deferred income taxes	35.1	3.8
Stock-based compensation	29.0	26.9
Other	0.5	0.1
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	14.6	44.4
Decrease (increase) in income taxes receivable	(5.5)	80.2
Increase in income taxes payable	7.0	—
Decrease in other assets	27.0	17.6
Net cash provided by operating activities	892.6	951.9
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(34.7)	(38.2)
Proceeds from sale of restricted securities available for sale	12.3	9.5
Maturities of restricted securities available for sale	8.1	17.9
Principal collected on Loans receivable	2,330.8	2,670.8
Advances to Dealers	(2,202.9)	(1,971.9)
Purchases of Consumer Loans	(970.6)	(851.4)
Accelerated payments of Dealer Holdback	(35.3)	(35.2)
Payments of Dealer Holdback	(177.3)	(138.7)
Purchases of property and equipment	(2.3)	(1.9)
Net cash used in investing activities	(1,071.9)	(339.1)
Cash Flows From Financing Activities:
Borrowings under revolving secured lines of credit	5,529.1	5,867.3
Repayments under revolving secured lines of credit	(5,457.9)	(5,681.0)
Proceeds from secured financing	2,004.0	847.8
Repayments of secured financing	(1,722.9)	(1,028.9)
Payments of debt issuance costs	(16.0)	(7.9)
Repurchase of common stock	(149.0)	(679.2)
Proceeds from stock options exercised	4.4	12.4
Other	8.1	17.9
Net cash provided by (used in) financing activities	199.8	(651.6)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	20.5	(38.8)
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	417.7	434.2
Cash and cash equivalents and restricted cash and cash equivalents end of period	$438.2	$395.4
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$172.7	$105.1
Cash paid during the period for income taxes, net of refunds	$19.7	$50.0

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2023 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items that would require disclosure in or adjustment to the consolidated financial statements.

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

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consumer Loan Assignment Volume	2023	2022	2023	2022
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	78.6%	84.2%	81.5%	85.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
In recent years, we have expanded our financing programs to consumers with higher credit ratings, which has contributed to the reduction in the percentage of total unit volume with either FICO® scores below 650 or no FICO® scores.

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2022	72.7%	27.3%	68.6%	31.4%
June 30, 2022	74.0%	26.0%	70.4%	29.6%
September 30, 2022	74.3%	25.7%	70.5%	29.5%
December 31, 2022	73.1%	26.9%	69.6%	30.4%
March 31, 2023	72.1%	27.9%	68.1%	31.9%
June 30, 2023	72.4%	27.6%	68.6%	31.4%
September 30, 2023	74.8%	25.2%	71.7%	28.3%
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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of September 30, 2023 and December 31, 2022, we had $2.8 million and $7.1 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of September 30, 2023 and December 31, 2022, we had $431.2 million and $406.5 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$3.1	$7.7	$10.7	$23.3
Restricted cash and cash equivalents	435.1	410.0	384.7	410.9
Total cash and cash equivalents and restricted cash and cash equivalents	$438.2	$417.7	$395.4	$434.2

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

We monitor and evaluate the credit quality of Consumer Loans on a monthly basis by comparing our current forecasted collection rates to our initial expectations. We use a statistical model that considers a number of credit quality indicators to estimate the expected collection rate for each Consumer Loan at the time of assignment. The credit quality indicators considered in our model include attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information and other factors. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. Since all known, significant credit quality indicators have already been factored into our forecasts and pricing, we are not able to use any specific credit quality indicators to predict or explain variances in actual performance from our initial expectations. Any variances in performance from our initial expectations are a result of Consumer Loans performing differently from historical Consumer Loans with similar characteristics. We periodically adjust our statistical pricing model for new trends that we identify through our evaluation of these forecasted collection rate variances.

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

Methodology Changes. During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the first quarter of 2022, we removed the COVID forecast adjustment from our estimate of future net cash flows and enhanced our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 6. For the three and nine months ended September 30, 2023 and 2022, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of September 30, 2023		As of December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$3.1	$3.1	$7.7	$7.7
Restricted cash and cash equivalents	435.1	435.1	410.0	410.0
Restricted securities available for sale	86.2	86.2	72.3	72.3
Loans receivable, net	6,780.5	7,529.4	6,297.7	6,767.9
Liabilities
Revolving secured lines of credit	$102.1	$102.1	$30.9	$30.9
Secured financing	4,034.2	4,015.3	3,756.4	3,581.9
Senior notes	796.0	745.0	794.5	759.0
Mortgage note	8.5	8.5	8.9	8.9

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of September 30, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$3.1	$—	$—	$3.1
Restricted cash and cash equivalents (1)	435.1	—	—	435.1
Restricted securities available for sale (2)	69.6	16.6	—	86.2
Loans receivable, net (1)	—	—	7,529.4	7,529.4
Liabilities
Revolving secured lines of credit (1)	$—	$102.1	$—	$102.1
Secured financing (1)	3,014.2	1,001.1	—	4,015.3
Senior notes (1)	745.0	—	—	745.0
Mortgage note (1)	—	8.5	—	8.5

(In millions)	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$7.7	$—	$—	$7.7
Restricted cash and cash equivalents (1)	410.0	—	—	410.0
Restricted securities available for sale (2)	58.7	13.6	—	72.3
Loans receivable, net (1)	—	—	6,767.9	6,767.9
Liabilities
Revolving secured lines of credit (1)	$—	$30.9	$—	$30.9
Secured financing (1)	2,781.8	800.1	—	3,581.9
Senior notes (1)	759.0	—	—	759.0
Mortgage note (1)	—	8.9	—	8.9

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$37.8	$—	$(1.6)	$36.2
U.S. Government and agency securities	34.3	—	(1.7)	32.6
Asset-backed securities	16.9	—	(0.5)	16.4
Municipal securities	0.8	—	—	0.8
Mortgage-backed securities	0.2	—	—	0.2
Total restricted securities available for sale	$90.0	$—	$(3.8)	$86.2

(In millions)	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$32.6	$—	$(1.7)	$30.9
U.S. Government and agency securities	29.5	—	(1.7)	27.8
Asset-backed securities	13.8	—	(0.4)	13.4
Mortgage-backed securities	0.2	—	—	0.2
Total restricted securities available for sale	$76.1	$—	$(3.8)	$72.3

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of September 30, 2023
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$18.5	$(0.4)	$16.8	$(1.2)	$35.3	$(1.6)
U.S. Government and agency securities	13.9	(0.4)	18.8	(1.3)	32.7	(1.7)
Asset-backed securities	10.1	(0.1)	6.4	(0.4)	16.5	(0.5)
Mortgage-backed securities	—	—	0.2	—	0.2	—
Total restricted securities available for sale	$42.5	$(0.9)	$42.2	$(2.9)	$84.7	$(3.8)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2022
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.1	$(0.6)	$13.3	$(1.1)	$28.4	$(1.7)
U.S. Government and agency securities	18.0	(0.8)	9.2	(0.9)	27.2	(1.7)
Asset-backed securities	6.6	(0.1)	4.4	(0.3)	11.0	(0.4)
Mortgage-backed securities	0.3	—	—	—	0.3	—
Total restricted securities available for sale	$40.0	$(1.5)	$26.9	$(2.3)	$66.9	$(3.8)

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

(In millions)	As of
	September 30, 2023		December 31, 2022
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$7.9	$7.7	$4.0	$3.9
Over one year to five years	74.4	71.0	66.4	63.0
Over five years to ten years	7.7	7.5	5.6	5.3
Over ten years	—	—	0.1	0.1
Total restricted securities available for sale	$90.0	$86.2	$76.1	$72.3

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of September 30, 2023
	Dealer Loans	Purchased Loans	Total
Loans receivable	$6,784.6	$3,027.6	$9,812.2
Allowance for credit losses	(2,269.6)	(762.1)	(3,031.7)
Loans receivable, net	$4,515.0	$2,265.5	$6,780.5

(In millions)	As of December 31, 2022
	Dealer Loans	Purchased Loans	Total
Loans receivable	$6,074.8	$3,090.7	$9,165.5
Allowance for credit losses	(2,000.0)	(867.8)	(2,867.8)
Loans receivable, net	$4,074.8	$2,222.9	$6,297.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended September 30, 2023
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,534.1	$3,065.5	$9,599.6	$(2,188.4)	$(800.9)	$(2,989.3)	$4,345.7	$2,264.6	$6,610.3
Finance charges	401.0	231.1	632.1	(136.0)	(54.4)	(190.4)	265.0	176.7	441.7
Provision for credit losses	—	—	—	(108.0)	(76.6)	(184.6)	(108.0)	(76.6)	(184.6)
New Consumer Loan assignments (1)	732.5	289.7	1,022.2	—	—	—	732.5	289.7	1,022.2
Collections (2)	(775.4)	(406.7)	(1,182.1)	—	—	—	(775.4)	(406.7)	(1,182.1)
Accelerated Dealer Holdback payments	10.7	—	10.7	—	—	—	10.7	—	10.7
Dealer Holdback payments	59.0	—	59.0	—	—	—	59.0	—	59.0
Transfers (3)	(27.3)	27.3	—	9.5	(9.5)	—	(17.8)	17.8	—
Write-offs	(153.7)	(180.2)	(333.9)	153.7	180.2	333.9	—	—	—
Recoveries (4)	0.4	0.9	1.3	(0.4)	(0.9)	(1.3)	—	—	—
Deferral of Loan origination costs	3.3	—	3.3	—	—	—	3.3	—	3.3
Balance, end of period	$6,784.6	$3,027.6	$9,812.2	$(2,269.6)	$(762.1)	$(3,031.7)	$4,515.0	$2,265.5	$6,780.5

	For the Three Months Ended September 30, 2022
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,832.9	$3,357.7	$9,190.6	$(1,844.8)	$(1,022.1)	$(2,866.9)	$3,988.1	$2,335.6	$6,323.7
Finance charges	351.6	244.5	596.1	(112.3)	(63.2)	(175.5)	239.3	181.3	420.6
Provision for credit losses	—	—	—	(95.2)	(85.1)	(180.3)	(95.2)	(85.1)	(180.3)
New Consumer Loan assignments (1)	651.9	273.0	924.9	—	—	—	651.9	273.0	924.9
Collections (2)	(789.2)	(448.9)	(1,238.1)	—	—	—	(789.2)	(448.9)	(1,238.1)
Accelerated Dealer Holdback payments	10.3	—	10.3	—	—	—	10.3	—	10.3
Dealer Holdback payments	48.3	—	48.3	—	—	—	48.3	—	48.3
Transfers (3)	(13.8)	13.8	—	3.6	(3.6)	—	(10.2)	10.2	—
Write-offs	(116.1)	(232.7)	(348.8)	116.1	232.7	348.8	—	—	—
Recoveries (4)	0.1	0.8	0.9	(0.1)	(0.8)	(0.9)	—	—	—
Deferral of Loan origination costs	2.2	—	2.2	—	—	—	2.2	—	2.2
Balance, end of period	$5,978.2	$3,208.2	$9,186.4	$(1,932.7)	$(942.1)	$(2,874.8)	$4,045.5	$2,266.1	$6,311.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended September 30, 2023
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,074.8	$3,090.7	$9,165.5	$(2,000.0)	$(867.8)	$(2,867.8)	$4,074.8	$2,222.9	$6,297.7
Finance charges	1,156.8	698.1	1,854.9	(386.7)	(164.4)	(551.1)	770.1	533.7	1,303.8
Provision for credit losses	—	—	—	(327.3)	(245.2)	(572.5)	(327.3)	(245.2)	(572.5)
New Consumer Loan assignments (1)	2,202.9	970.6	3,173.5	—	—	—	2,202.9	970.6	3,173.5
Collections (2)	(2,376.9)	(1,266.9)	(3,643.8)	—	—	—	(2,376.9)	(1,266.9)	(3,643.8)
Accelerated Dealer Holdback payments	35.3	—	35.3	—	—	—	35.3	—	35.3
Dealer Holdback payments	177.3	—	177.3	—	—	—	177.3	—	177.3
Transfers (3)	(78.9)	78.9	—	28.5	(28.5)	—	(50.4)	50.4	—
Write-offs	(417.2)	(546.7)	(963.9)	417.2	546.7	963.9	—	—	—
Recoveries (4)	1.3	2.9	4.2	(1.3)	(2.9)	(4.2)	—	—	—
Deferral of Loan origination costs	9.2	—	9.2	—	—	—	9.2	—	9.2
Balance, end of period	$6,784.6	$3,027.6	$9,812.2	$(2,269.6)	$(762.1)	$(3,031.7)	$4,515.0	$2,265.5	$6,780.5

	For the Nine Months Ended September 30, 2022
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,655.1	$3,694.7	$9,349.8	$(1,767.8)	$(1,245.7)	$(3,013.5)	$3,887.3	$2,449.0	$6,336.3
Finance charges	1,030.9	764.3	1,795.2	(324.3)	(200.6)	(524.9)	706.6	563.7	1,270.3
Provision for credit losses	—	—	—	(170.0)	(181.1)	(351.1)	(170.0)	(181.1)	(351.1)
New Consumer Loan assignments (1)	1,971.9	851.4	2,823.3	—	—	—	1,971.9	851.4	2,823.3
Collections (2)	(2,488.0)	(1,459.7)	(3,947.7)	—	—	—	(2,488.0)	(1,459.7)	(3,947.7)
Accelerated Dealer Holdback payments	35.2	—	35.2	—	—	—	35.2	—	35.2
Dealer Holdback payments	138.7	—	138.7	—	—	—	138.7	—	138.7
Transfers (3)	(57.0)	57.0	—	14.2	(14.2)	—	(42.8)	42.8	—
Write-offs	(315.8)	(701.8)	(1,017.6)	315.8	701.8	1,017.6	—	—	—
Recoveries (4)	0.6	2.3	2.9	(0.6)	(2.3)	(2.9)	—	—	—
Deferral of Loan origination costs	6.6	—	6.6	—	—	—	6.6	—	6.6
Balance, end of period	$5,978.2	$3,208.2	$9,186.4	$(1,932.7)	$(942.1)	$(2,874.8)	$4,045.5	$2,266.1	$6,311.6

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

(In millions)	For the Three Months Ended September 30, 2023
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$37.4	$40.9	$78.3
Forecast changes	70.6	35.7	106.3
Total	$108.0	$76.6	$184.6

(In millions)	For the Three Months Ended September 30, 2022
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$37.6	$45.8	$83.4
Forecast changes	57.6	39.3	96.9
Total	$95.2	$85.1	$180.3

(In millions)	For the Nine Months Ended September 30, 2023
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$108.9	$144.2	$253.1
Forecast changes	218.4	101.0	319.4
Total	$327.3	$245.2	$572.5

(In millions)	For the Nine Months Ended September 30, 2022
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$130.7	$152.8	$283.5
Forecast changes	39.3	28.3	67.6
Total	$170.0	$181.1	$351.1

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

(In millions)	For the Three Months Ended September 30, 2023
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,140.8	$577.7	$1,718.5
Expected net cash flows at the time of assignment (2)	1,035.1	407.6	1,442.7
Loans receivable at the time of assignment (3)	732.5	289.7	1,022.2

Provision for credit losses expense at the time of assignment	$(37.4)	$(40.9)	$(78.3)
Expected future finance charges at the time of assignment (4)	340.0	158.8	498.8
Expected net Loan income at the time of assignment (5)	$302.6	$117.9	$420.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended September 30, 2022
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$998.1	$548.2	$1,546.3
Expected net cash flows at the time of assignment (2)	905.6	374.2	1,279.8
Loans receivable at the time of assignment (3)	651.9	273.0	924.9

Provision for credit losses expense at the time of assignment	$(37.6)	$(45.8)	$(83.4)
Expected future finance charges at the time of assignment (4)	291.3	147.0	438.3
Expected net Loan income at the time of assignment (5)	$253.7	$101.2	$354.9

(In millions)	For the Nine Months Ended September 30, 2023
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,435.1	$1,948.9	$5,384.0
Expected net cash flows at the time of assignment (2)	3,118.1	1,357.7	4,475.8
Loans receivable at the time of assignment (3)	2,202.9	970.6	3,173.5

Provision for credit losses expense at the time of assignment	$(108.9)	$(144.2)	$(253.1)
Expected future finance charges at the time of assignment (4)	1,024.1	531.3	1,555.4
Expected net Loan income at the time of assignment (5)	$915.2	$387.1	$1,302.3

(In millions)	For the Nine Months Ended September 30, 2022
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,015.3	$1,698.3	$4,713.6
Expected net cash flows at the time of assignment (2)	2,736.4	1,158.9	3,895.3
Loans receivable at the time of assignment (3)	1,971.9	851.4	2,823.3

Provision for credit losses expense at the time of assignment	$(130.7)	$(152.8)	$(283.5)
Expected future finance charges at the time of assignment (4)	895.2	460.3	1,355.5
Expected net Loan income at the time of assignment (5)	$764.5	$307.5	$1,072.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended September 30, 2023
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,166.4	$3,509.9	$9,676.3
New Consumer Loan assignments (1)	1,035.1	407.6	1,442.7
Realized net cash flows (2)	(705.7)	(406.7)	(1,112.4)
Forecast changes	(40.3)	(29.1)	(69.4)
Transfers (3)	(26.5)	28.5	2.0
Balance, end of period	$6,429.0	$3,510.2	$9,939.2

(In millions)	For the Three Months Ended September 30, 2022
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,468.6	$3,573.6	$9,042.2
New Consumer Loan assignments (1)	905.6	374.2	1,279.8
Realized net cash flows (2)	(730.6)	(448.9)	(1,179.5)
Forecast changes	(37.3)	(48.1)	(85.4)
Transfers (3)	(15.2)	16.9	1.7
Balance, end of period	$5,591.1	$3,467.7	$9,058.8

(In millions)	For the Nine Months Ended September 30, 2023
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,637.9	$3,395.5	$9,033.4
New Consumer Loan assignments (1)	3,118.1	1,357.7	4,475.8
Realized net cash flows (2)	(2,164.3)	(1,266.9)	(3,431.2)
Forecast changes	(89.3)	(60.0)	(149.3)
Transfers (3)	(73.4)	83.9	10.5
Balance, end of period	$6,429.0	$3,510.2	$9,939.2

(In millions)	For the Nine Months Ended September 30, 2022
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,249.7	$3,698.6	$8,948.3
New Consumer Loan assignments (1)	2,736.4	1,158.9	3,895.3
Realized net cash flows (2)	(2,314.1)	(1,459.7)	(3,773.8)
Forecast changes	(17.4)	(1.2)	(18.6)
Transfers (3)	(63.5)	71.1	7.6
Balance, end of period	$5,591.1	$3,467.7	$9,058.8

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

The following table compares our forecast of Consumer Loan collection rates as of September 30, 2023 with the forecasts as of June 30, 2023, December 31, 2022, and at the time of assignment, segmented by year of assignment:

	Total Loans
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2023	June 30, 2023	December 31, 2022	Initial Forecast	June 30, 2023	December 31, 2022	Initial Forecast
2014	71.7%	71.7%	71.7%	71.8%	0.0%	0.0%	-0.1%
2015	65.2%	65.2%	65.2%	67.7%	0.0%	0.0%	-2.5%
2016	63.8%	63.8%	63.8%	65.4%	0.0%	0.0%	-1.6%
2017	64.7%	64.7%	64.7%	64.0%	0.0%	0.0%	0.7%
2018	65.5%	65.4%	65.2%	63.6%	0.1%	0.3%	1.9%
2019	66.8%	66.8%	66.6%	64.0%	0.0%	0.2%	2.8%
2020	67.5%	67.8%	67.8%	63.4%	-0.3%	-0.3%	4.1%
2021	64.9%	65.5%	66.2%	66.3%	-0.6%	-1.3%	-1.4%
2022	63.5%	64.3%	66.3%	67.5%	-0.8%	-2.8%	-4.0%
2023	67.6%	67.5%	—	67.6%	0.1%	—	0.0%

	Dealer Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2023	June 30, 2023	December 31, 2022	Initial Forecast	June 30, 2023	December 31, 2022	Initial Forecast
2014	71.6%	71.6%	71.6%	71.9%	0.0%	0.0%	-0.3%
2015	64.6%	64.6%	64.5%	67.5%	0.0%	0.1%	-2.9%
2016	63.0%	63.0%	63.0%	65.1%	0.0%	0.0%	-2.1%
2017	64.0%	64.0%	64.0%	63.8%	0.0%	0.0%	0.2%
2018	64.9%	64.8%	64.6%	63.6%	0.1%	0.3%	1.3%
2019	66.5%	66.5%	66.3%	63.9%	0.0%	0.2%	2.6%
2020	67.4%	67.6%	67.7%	63.3%	-0.2%	-0.3%	4.1%
2021	64.6%	65.2%	66.0%	66.3%	-0.6%	-1.4%	-1.7%
2022	62.9%	63.7%	65.8%	67.3%	-0.8%	-2.9%	-4.4%
2023	66.7%	66.8%	—	66.9%	-0.1%	—	-0.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Purchased Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2023	June 30, 2023	December 31, 2022	Initial Forecast	June 30, 2023	December 31, 2022	Initial Forecast
2014	72.5%	72.5%	72.5%	70.9%	0.0%	0.0%	1.6%
2015	68.9%	68.9%	68.9%	68.5%	0.0%	0.0%	0.4%
2016	66.1%	66.0%	66.0%	66.5%	0.1%	0.1%	-0.4%
2017	66.3%	66.3%	66.3%	64.6%	0.0%	0.0%	1.7%
2018	66.8%	66.7%	66.4%	63.5%	0.1%	0.4%	3.3%
2019	67.5%	67.5%	67.2%	64.2%	0.0%	0.3%	3.3%
2020	67.8%	68.0%	68.0%	63.6%	-0.2%	-0.2%	4.2%
2021	65.4%	66.0%	66.7%	66.3%	-0.6%	-1.3%	-0.9%
2022	65.0%	65.7%	67.4%	68.0%	-0.7%	-2.4%	-3.0%
2023	69.9%	69.2%	—	69.2%	0.7%	—	0.7%

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

We evaluate and adjust the expected collection rate of each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of September 30, 2023 and December 31, 2022, segmented by year of assignment:

(In millions)	Total Loans as of September 30, 2023 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$44.7	$27.1	$110.3	$205.3	$387.4
2019	209.7	105.2	275.8	30.3	621.0
2020	415.0	190.3	335.8	3.2	944.3
2021	728.9	295.0	382.5	0.3	1,406.7
2022	1,807.0	540.2	381.6	—	2,728.8
2023	3,209.7	451.4	62.9	—	3,724.0
	$6,415.0	$1,609.2	$1,548.9	$239.1	$9,812.2

(In millions)	Dealer Loans as of September 30, 2023 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$21.5	$12.9	$53.4	$119.8	$207.6
2019	97.7	48.5	129.8	17.0	293.0
2020	255.4	113.9	203.9	2.5	575.7
2021	498.4	195.6	253.9	0.2	948.1
2022	1,326.7	391.9	275.3	—	1,993.9
2023	2,384.2	335.7	46.4	—	2,766.3
	$4,583.9	$1,098.5	$962.7	$139.5	$6,784.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Purchased Loans as of September 30, 2023 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$23.2	$14.2	$56.9	$85.5	$179.8
2019	112.0	56.7	146.0	13.3	328.0
2020	159.6	76.4	131.9	0.7	368.6
2021	230.5	99.4	128.6	0.1	458.6
2022	480.3	148.3	106.3	—	734.9
2023	825.5	115.7	16.5	—	957.7
	$1,831.1	$510.7	$586.2	$99.6	$3,027.6

(In millions)	Total Loans as of December 31, 2022 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$16.1	$9.6	$42.2	$167.7	$235.6
2018	142.8	71.7	197.5	37.3	449.3
2019	446.5	214.0	411.9	6.5	1,078.9
2020	732.6	332.8	421.1	0.9	1,487.4
2021	1,209.1	480.4	398.8	—	2,088.3
2022	3,036.1	631.1	158.8	—	3,826.0
	$5,583.2	$1,739.6	$1,630.3	$212.4	$9,165.5

(In millions)	Dealer Loans as of December 31, 2022 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$7.7	$4.5	$20.4	$103.1	$135.7
2018	71.5	34.3	97.3	21.3	224.4
2019	215.2	100.7	196.9	4.2	517.0
2020	461.6	204.6	259.4	0.7	926.3
2021	836.1	324.8	268.0	—	1,428.9
2022	2,258.6	467.1	116.8	—	2,842.5
	$3,850.7	$1,136.0	$958.8	$129.3	$6,074.8

(In millions)	Purchased Loans as of December 31, 2022 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$8.4	$5.1	$21.8	$64.6	$99.9
2018	71.3	37.4	100.2	16.0	224.9
2019	231.3	113.3	215.0	2.3	561.9
2020	271.0	128.2	161.7	0.2	561.1
2021	373.0	155.6	130.8	—	659.4
2022	777.5	164.0	42.0	—	983.5
	$1,732.5	$603.6	$671.5	$83.1	$3,090.7

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

The following table summarizes the write-offs for Consumer Loan assignments for the three and nine months ended September 30, 2023, segmented by year of assignment:

(In millions)	For the Three Months Ended September 30, 2023
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2018 and prior	$29.5	$24.3	$53.8
2019	26.2	43.2	69.4
2020	28.9	23.8	52.7
2021	30.3	28.7	59.0
2022	31.7	38.5	70.2
2023	7.1	21.7	28.8
	$153.7	$180.2	$333.9

(In millions)	For the Nine Months Ended September 30, 2023
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2018 and prior	$95.1	$83.7	$178.8
2019	76.9	142.3	219.2
2020	80.2	78.7	158.9
2021	75.7	90.9	166.6
2022	78.0	118.9	196.9
2023	11.3	32.2	43.5
	$417.2	$546.7	$963.9

During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the first half of 2023, we experienced a decrease in Consumer Loan prepayments to below-average levels and, as a result, slowed our forecasted net cash flow timing. The below-average levels of Consumer Loan prepayments continued through the third quarter of 2023. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change through provision for credit losses. The implementation of the adjustment to our forecasting methodology during the second quarter of 2023 reduced forecasted net cash flows by $44.5 million, or 0.5%, and increased provision for credit losses by $71.3 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The removal of the COVID forecast adjustment and the implementation of the enhanced forecasting methodology during the first quarter of 2022 impacted forecasted net cash flows and provision for credit losses as follows:

(In millions)	Increase / (Decrease) in
Forecasting Methodology Changes	Forecasted Net Cash Flows	Provision for Credit Losses
Removal of COVID forecast adjustment	$149.5	$(118.5)
Implementation of enhanced forecasting methodology	(53.8)	47.9
Total	$95.7	$(70.6)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net assumed written premiums	$22.6	$18.8	$71.5	$55.6
Net premiums earned	20.8	16.4	58.0	45.6
Provision for claims	16.5	12.9	54.1	34.0
Amortization of capitalized acquisition costs	0.3	0.3	1.3	1.1

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet Location	September 30, 2023	December 31, 2022
Trust assets	Restricted cash and cash equivalents	$1.7	$0.4
Trust assets	Restricted securities available for sale	86.2	72.3
Unearned premium	Accounts payable and accrued liabilities	67.9	54.4
Claims reserve (1)	Accounts payable and accrued liabilities	5.7	3.1

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Ancillary product profit sharing	$7.8	$13.7	$24.4	$41.3
Interest	5.3	1.9	14.3	2.9
Remarketing fees	2.5	7.1	8.2	11.0
Other	0.5	0.6	1.6	2.3
Total	$16.1	$23.3	$48.5	$57.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Remarketing fees consist of fees charged to dealers that are retained from the sale of repossessed vehicles by Vehicle Remarketing Services, Inc. (“VRS”), our wholly owned subsidiary that is responsible for remarketing vehicles for Credit Acceptance. VRS coordinates vehicle repossessions with a nationwide network of repossession contractors, the redemption of the vehicles by the consumers, and the sale of the vehicles through a nationwide network of vehicle auctions. VRS recognizes income from the retained fees at the time of the sale and does not retain a fee if a repossessed vehicle is redeemed by the consumer prior to the sale.

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended September 30, 2023
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third Party Providers	$7.8	$5.3	$—	$0.1	$13.2
Dealers	—	—	2.5	0.4	2.9
Total	$7.8	$5.3	$2.5	$0.5	$16.1

Timing of Revenue Recognition
Over time	$7.8	$5.3	$—	$0.2	$13.3
At a point in time	—	—	2.5	0.3	2.8
Total	$7.8	$5.3	$2.5	$0.5	$16.1

(In millions)	For the Nine Months Ended September 30, 2023
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third Party Providers	$24.4	$14.3	$—	$0.1	$38.8
Dealers	—	—	8.2	1.5	9.7
Total	$24.4	$14.3	$8.2	$1.6	$48.5

Timing of Revenue Recognition
Over time	$24.4	$14.3	$—	$0.8	$39.5
At a point in time	—	—	8.2	0.8	9.0
Total	$24.4	$14.3	$8.2	$1.6	$48.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
9.           DEBT

Debt consists of the following:

(In millions)	As of September 30, 2023
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$102.1	$—	$—	$102.1
Secured financing (2)	4,057.9	(21.0)	(2.7)	4,034.2
Senior notes	800.0	(4.0)	—	796.0
Mortgage note	8.5	—	—	8.5
Total debt	$4,968.5	$(25.0)	$(2.7)	$4,940.8

(In millions)	As of December 31, 2022
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$30.9	$—	$—	$30.9
Secured financing (2)	3,776.7	(16.9)	(3.4)	3,756.4
Senior notes	800.0	(5.5)	—	794.5
Mortgage note	8.9	—	—	8.9
Total debt	$4,616.5	$(22.4)	$(3.4)	$4,590.7

(1)Excludes deferred debt issuance costs of $4.6 million and $3.9 million as of September 30, 2023 and December 31, 2022, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of September 30, 2023 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of September 30, 2023
Revolving Secured Line of Credit Facility	n/a	06/22/2026		$390.0	At our option, either the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 187.5 basis points or the prime rate plus 87.5 basis points
RTP Facility	n/a	—	(1)	$20.0	BSBY plus 187.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	04/30/2026	(3)	400.0	The Secured Overnight Financing Rate (SOFR) plus 230 basis points (4)
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	05/20/2025	(3)	300.0	SOFR plus 221.4 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/2025	(5)	200.0	SOFR plus 245 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2026	(3)	75.0	BSBY plus 200 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/21/2026	(3)	200.0	SOFR plus 225.0 basis points (4)
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/2025	(6)	500.0	Fixed rate
Term ABS 2020-2 (2)	Credit Acceptance Funding LLC 2020-2	07/15/2022	(3)	481.8	Fixed rate
Term ABS 2020-3 (2)	Credit Acceptance Funding LLC 2020-3	10/17/2022	(3)	600.0	Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	12/16/2024	(6)	100.0	SOFR plus 220 basis points (4)
Term ABS 2021-2 (2)	Credit Acceptance Funding LLC 2021-2	02/15/2023	(3)	500.0	Fixed rate
Term ABS 2021-3 (2)	Credit Acceptance Funding LLC 2021-3	05/15/2023	(3)	450.0	Fixed rate
Term ABS 2021-4 (2)	Credit Acceptance Funding LLC 2021-4	10/16/2023	(3)	250.1	Fixed rate
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/2024	(3)	350.0	Fixed rate
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	12/15/2025	(6)	200.0	SOFR plus 235 basis points (4)
Term ABS 2022-3 (2)	Credit Acceptance Funding LLC 2022-3	10/15/2024	(3)	389.9	Fixed rate
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/2025	(3)	400.0	Fixed rate
Term ABS 2023-2 (2)	Credit Acceptance Funding LLC 2023-2	5/15/2025	(3)	$400.0	Fixed rate
Term ABS 2023-3 (2)	Credit Acceptance Funding LLC 2023-3	8/15/2025	(3)	$400.0	Fixed rate
2024 Senior Notes	n/a	12/31/2024		400.0	Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0	Fixed rate
Mortgage Note (2)	Chapter 4 Properties, LLC	08/06/2028		9.0	BSBY plus 150 basis points
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revolving Secured Lines of Credit
Maximum outstanding principal balance	$302.2	$356.3	$355.5	$379.7
Average outstanding principal balance	171.1	169.1	152.4	152.8
Warehouse Facility II
Maximum outstanding principal balance	201.0	100.0	201.0	201.0
Average outstanding principal balance	86.2	71.7	55.2	83.1
Warehouse Facility IV
Maximum outstanding principal balance	—	—	—	43.8
Average outstanding principal balance	—	—	—	5.7
Warehouse Facility V
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility VI
Maximum outstanding principal balance	—	50.0	—	50.0
Average outstanding principal balance	—	50.0	—	17.2
Warehouse Facility VIII
Maximum outstanding principal balance	—	—	—	48.2
Average outstanding principal balance	—	—	—	6.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2023	December 31, 2022
Revolving Secured Lines of Credit
Principal balance outstanding	$102.1	$30.9
Amount available for borrowing (1)	307.9	379.1
Interest rate	7.26%	6.25%
Warehouse Facility II
Principal balance outstanding	$201.0	$—
Amount available for borrowing (1)	199.0	400.0
Loans pledged as collateral	244.9	—
Restricted cash and cash equivalents pledged as collateral	9.7	1.0
Interest rate	7.60%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	554.8	627.5
Restricted cash and cash equivalents pledged as collateral	45.7	51.0
Interest rate	5.15%	5.15%
Term ABS 2019-3
Principal balance outstanding	$—	$64.4
Loans pledged as collateral	—	200.9
Restricted cash and cash equivalents pledged as collateral	—	24.5
Interest rate	—%	3.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2020-1
Principal balance outstanding	$—	$144.6
Loans pledged as collateral	—	362.5
Restricted cash and cash equivalents pledged as collateral	—	38.8
Interest rate	—%	2.51%
Term ABS 2020-2
Principal balance outstanding	$62.9	$307.0
Loans pledged as collateral	289.1	452.0
Restricted cash and cash equivalents pledged as collateral	34.2	43.9
Interest rate	2.70%	1.81%
Term ABS 2020-3
Principal balance outstanding	$196.1	$520.7
Loans pledged as collateral	467.1	655.1
Restricted cash and cash equivalents pledged as collateral	45.4	53.9
Interest rate	1.86%	1.47%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	112.7	115.0
Restricted cash and cash equivalents pledged as collateral	8.9	8.5
Interest rate	7.53%	6.52%
Term ABS 2021-2
Principal balance outstanding	$269.0	$500.0
Loans pledged as collateral	460.3	572.9
Restricted cash and cash equivalents pledged as collateral	39.7	44.5
Interest rate	1.25%	1.12%
Term ABS 2021-3
Principal balance outstanding	$338.9	$450.0
Loans pledged as collateral	438.0	519.9
Restricted cash and cash equivalents pledged as collateral	36.4	38.8
Interest rate	1.19%	1.14%
Term ABS 2021-4
Principal balance outstanding	$250.1	$250.1
Loans pledged as collateral	267.9	278.5
Restricted cash and cash equivalents pledged as collateral	22.0	21.8
Interest rate	1.44%	1.44%
Term ABS 2022-1
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	379.1	434.7
Restricted cash and cash equivalents pledged as collateral	26.6	27.7
Interest rate	5.03%	5.03%
Term ABS 2022-2
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	214.4	229.3
Restricted cash and cash equivalents pledged as collateral	15.0	25.6
Interest rate	7.76%	6.65%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

Term ABS 2022-3
Principal balance outstanding	$389.9	$389.9
Loans pledged as collateral	423.9	429.2
Restricted cash and cash equivalents pledged as collateral	29.3	27.6
Interest rate	7.68%	7.68%
Term ABS 2023-1
Principal balance outstanding	$400.0	$—
Loans pledged as collateral	629.9	—
Restricted cash and cash equivalents pledged as collateral	39.4	—
Interest rate	6.92%	—%
Term ABS 2023-2
Principal balance outstanding	$400.0	$—
Loans pledged as collateral	694.6	—
Restricted cash and cash equivalents pledged as collateral	41.9	—
Interest rate	6.39%	—%
Term ABS 2023-3
Principal balance outstanding	$400.0	$—
Loans pledged as collateral	604.8	—
Restricted cash and cash equivalents pledged as collateral	37.2	—
Interest rate	6.86%	—%
2024 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	5.125%	5.125%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
Mortgage Note
Principal balance outstanding	$8.5	$8.9
Interest rate	6.87%	5.46%
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

Borrowings under our revolving secured line of credit facility, including any letters of credit issued under the facility, are subject to a borrowing-base limitation. This limitation equals 80% of the value of Loans, as defined in the agreement governing our revolving secured line of credit facility, less a hedging reserve (not exceeding $1.0 million), and the amount of other debt secured by the collateral that secures our revolving secured line of credit facility. Borrowings under our revolving secured line of credit facility are secured by a lien on most of our assets that do not secure obligations under our Warehouse facilities or Term ABS financings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

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

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with each of these transactions, we conveyed Loans on an arms-length basis to a Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than the Funding LLCs for the Term ABS 2019-2, 2021-1, and 2022-2 financings, conveyed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, and 2022-2 financings pledged the Loans for the benefit of their respective lenders. The Term ABS 2020-2, 2020-3, 2021-2, 2021-3, 2021-4, 2023-1, 2023-2, and 2023-3 financings each consist of three classes of notes, while the Term ABS 2022-1 and Term ABS 2022-3 financings consist of four classes of notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Closing Date	Net Book Value of Loans Conveyed at Closing	Revolving Period
Term ABS 2019-2	August 28, 2019	$625.1	Through August 15, 2025
Term ABS 2020-2	July 23, 2020	602.3	Through July 15, 2022
Term ABS 2020-3	October 22, 2020	750.1	Through October 17, 2022
Term ABS 2021-1	January 29, 2021	125.1	Through December 16, 2024
Term ABS 2021-2	February 18, 2021	625.1	Through February 15, 2023
Term ABS 2021-3	May 20, 2021	562.6	Through May 15, 2023
Term ABS 2021-4	October 28, 2021	312.6	Through October 16, 2023
Term ABS 2022-1	June 16, 2022	437.6	Through June 17, 2024
Term ABS 2022-2	December 15, 2022	250.1	Through December 15, 2025
Term ABS 2022-3	November 3, 2022	500.1	Through October 15, 2024
Term ABS 2023-1	March 16, 2023	500.2	Through March 17, 2025
Term ABS 2023-2	May 25, 2023	500.1	Through May 15, 2025
Term ABS 2023-3	August 24, 2023	500.1	Through August 15, 2025

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

Debt Covenants

As of September 30, 2023, we were in compliance with our covenants under our revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization, and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the conveyed assets.

Our Term ABS financings also contain covenants that measure the performance of the conveyed assets. As of September 30, 2023, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures and the RTP facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of September 30, 2023 and December 31, 2022:

(Dollars in millions)
As of September 30, 2023
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	07/2022	12/2023	$205.0	6.50%
300.0	Warehouse Facility IV	Cap Floating Rate	05/2023	11/2024	300.0	7.50%
200.0	Warehouse Facility V	Cap Floating Rate	04/2023	01/2026	94.0	5.44%
200.0	Warehouse Facility VIII	Cap Floating Rate	09/2022	09/2025	200.0	5.42%
100.0	Term ABS 2021-1	Cap Floating Rate	04/2023	06/2024	56.3	5.46%
200.0	Term ABS 2022-2	Cap Floating Rate	12/2022	06/2024	200.0	6.50%

(Dollars in millions)
As of December 31, 2022
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	07/2022	12/2023	$205.0	6.50%
300.0	Warehouse Facility IV	Cap Floating Rate	07/2019	07/2023	175.0	6.50%
200.0	Warehouse Facility V	Cap Floating Rate	12/2020	01/2026	94.0	5.50%

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	116.7	5.50%
		Cap Floating Rate	09/2022	09/2025	83.3	5.50%
					200.0

100.0	Term ABS 2021-1	Cap Floating Rate	02/2021	06/2024	100.0	5.50%
200.0	Term ABS 2022-2	Cap Floating Rate	12/2022	06/2024	200.0	6.50%

(1)Rate excludes the spread over the corresponding benchmark rate.

The interest rate caps have not been designated as hedging instruments. As of September 30, 2023 and December 31, 2022, the interest rate caps had a fair value of $0.9 million and $2.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes	4.3%	6.9%	2.8%	3.9%
Excess tax benefits from stock-based compensation	—%	—%	-2.1%	-0.1%
Other	1.3%	1.0%	1.7%	0.8%
Effective income tax rate	26.6%	28.9%	23.4%	25.6%

State and local income taxes

For the three months ended September 30, 2023, the impact of state and local income taxes on our effective income tax rate decreased from the same period in 2022 primarily due to the greater impact of state and local tax law changes recorded in the prior period.

For the nine months ended September 30, 2023, the impact of state and local income taxes on our effective income tax rate decreased from the same period in 2022 primarily due to the settlement of an uncertain tax position for state income taxes during the second quarter of 2023.

Excess tax benefits from stock-based compensation

We recognize an excess tax benefit or tax deficiency when the deduction for the stock-based compensation expense of a stock award for tax purposes differs from the cumulative stock-based compensation expense recognized in the financial statements. The excess tax benefit or tax deficiency is recognized in provision for income taxes in the period in which the amount of the deduction is determined, which is when restricted stock units are converted to common stock or stock options are exercised. Excess tax benefits reduce our effective income tax rate, while tax deficiencies increase our effective income tax rate. The impact of excess tax benefits on our effective income tax rate for the nine months ended September 30, 2023 increased from the same period in 2022 primarily due to an increase in the number of restricted stock units that were converted to common stock during the first quarter of 2023 due to the timing of long-term stock award grants.

Other

Other items impacting our effective income tax rate primarily consist of non-deductible executive compensation expense. The impact of non-deductible expense on our effective income tax rate for the three and nine months ended September 30, 2023 increased in magnitude from the same periods in 2022 due to an increase in non-deductible executive compensation and a decrease in pre-tax income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
12.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares outstanding:
Common shares	12,716,387	12,927,081	12,785,870	13,296,064
Vested restricted stock units	216,990	366,143	227,474	366,114
Basic number of weighted average shares outstanding	12,933,377	13,293,224	13,013,344	13,662,178
Dilutive effect of restricted stock units and stock options	106,261	70,936	55,654	75,693
Dilutive number of weighted average shares outstanding	13,039,638	13,364,160	13,068,998	13,737,871

The following outstanding stock awards were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	89,625	63,875	229,123	56,321
Restricted stock units	3,186	4,000	3,132	2,432
Total	92,811	67,875	232,255	58,753

13.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three and nine months ended September 30, 2023 and 2022:

(Dollars in millions)	For the Three Months Ended September 30,
	2023		2022
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	256,232	$126.3	53,769	$26.5

(Dollars in millions)	For the Nine Months Ended September 30,
	2023		2022
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	272,034	$133.9	1,259,712	$678.2
Other (2)	33,459	15.1	1,745	1.0
Total	305,493	$149.0	1,261,457	$679.2

(1)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 or otherwise. On August 21, 2023, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of September 30, 2023, we had authorization to repurchase 1,886,035 shares of our common stock.
(2)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
14.         STOCK-BASED COMPENSATION PLANS

A summary of restricted stock unit activity is presented in the following table:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2022	341,228	$169.28
Granted	15,027	466.15
Converted	(101,757)	233.39
Forfeited	(791)	461.95
Outstanding as of September 30, 2023	253,707	$160.24

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$8.0	$8.1	$25.1	$25.1
Restricted stock units	1.3	0.6	3.9	1.8
Total	$9.3	$8.7	$29.0	$26.9

We expect to recognize the future stock-based compensation expense as follows:

(in millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2023	$9.9
2024	38.2
2025	9.2
2026	3.6
2027	0.1
Total	$61.0

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

On January 4, 2023, the Office of the New York State Attorney General and the Bureau jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the CFPA, 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. On March 14, 2023, the Company filed a motion to dismiss the complaint. On August 7, 2023, the court stayed the action pending the U.S. Supreme Court’s decision in Consumer Financial Protection Bureau v. Community Financial Services Association of America, Ltd., No. 22-448 (the “CFSA case”). The court ordered the parties to file a joint letter updating the court by the earlier of November 3, 2023, or one week after a major development in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)
CFSA case. We are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this litigation. The Company intends to vigorously defend itself in this matter.

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

For the three months ended September 30, 2023, consolidated net income was $70.8 million, or $5.43 per diluted share, compared to consolidated net income of $86.8 million, or $6.49 per diluted share, for the same period in 2022, primarily due to increases in interest expense and operating expenses and a decrease in other income. Our results for the three months ended September 30, 2023 included:
•A decrease in forecasted collection rates during the third quarter of 2023 that decreased forecasted net cash flows from our Loan portfolio by $69.4 million, or 0.7%, compared to a decrease in forecasted collection rates during the third quarter of 2022 that decreased forecasted net cash flows from our Loan portfolio by $85.4 million, or 0.9%.
•Forecasted profitability for Consumer Loans assigned in 2020 through 2022 that was lower than our estimates at September 30, 2022, due to a decline in forecasted collection rates since the third quarter of 2022 and slower forecasted net cash flow timing during 2023, primarily as a result of a decrease in Consumer Loan prepayments to below-average levels.
•Growth in Consumer Loan assignment volume, as unit and dollar volumes grew 13.0% and 10.5%, respectively, as compared to the third quarter of 2022. The average balance of our Loan portfolio for the third quarter of 2023 increased 5.9% as compared to the third quarter of 2022.
•An increase in the initial spread on Consumer Loan assignments to 21.4% on Consumer Loans assigned in the third quarter of 2023 compared to 20.2% on Consumer Loans assigned in the third quarter of 2022.
•An increase in our average cost of debt, which was primarily a result of higher interest rates on recently-completed or extended secured financings and the repayment of older secured financings with lower interest rates.

For the nine months ended September 30, 2023, consolidated net income was $192.5 million, or $14.73 per diluted share, compared to consolidated net income of $408.5 million, or $29.74 per diluted share, for the same period in 2022, primarily due to increases in provision for credit losses on forecast changes and interest expense. Our results for the nine months ended September 30, 2023 included:
•A decrease in forecasted collection rates during the first nine months of 2023 that decreased forecasted net cash flows from our Loan portfolio by $149.3 million, or 1.7%, compared to a decrease in forecasted collection rates during the first nine months of 2022 that decreased forecasted net cash flows from our Loan portfolio by $18.6 million, or 0.2%. The $149.3 million decrease in forecasted net cash flows for the first nine months of 2023 included the impact of an adjustment to our forecasting methodology during the second quarter of 2023, which, upon implementation, decreased our estimate of future net cash flows by $44.5 million, or 0.5%.
•Forecasted profitability for Consumer Loans assigned in 2020 through 2022 that was lower than our estimates at September 30, 2022, due to a decline in forecasted collection rates since the third quarter of 2022 and slower forecasted net cash flow timing during 2023, primarily as a result of a decrease in Consumer Loan prepayments to below-average levels.
•Growth in Consumer Loan assignment volume, as unit and dollar volumes grew 16.2% and 12.4%, respectively, as compared to the first nine months of 2022. The average balance of our Loan portfolio for the first nine months of 2023 increased 3.7% as compared to the first nine months of 2022.
•An increase in the initial spread on Consumer Loan assignments to 21.2% on Consumer Loans assigned in the first nine months of 2023 compared to 19.8% on Consumer Loans assigned in the first nine months of 2022.
•An increase in our average cost of debt, which was primarily a result of higher interest rates on recently-completed or extended secured financings and the repayment of older secured financings with lower interest rates.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate of each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our forecast of Consumer Loan collection rates as of September 30, 2023, with the forecasts as of June 30, 2023, as of December 31, 2022, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2023	June 30, 2023	December 31, 2022	Initial Forecast	June 30, 2023	December 31, 2022	Initial Forecast
2014	71.7%	71.7%	71.7%	71.8%	0.0%	0.0%	-0.1%
2015	65.2%	65.2%	65.2%	67.7%	0.0%	0.0%	-2.5%
2016	63.8%	63.8%	63.8%	65.4%	0.0%	0.0%	-1.6%
2017	64.7%	64.7%	64.7%	64.0%	0.0%	0.0%	0.7%
2018	65.5%	65.4%	65.2%	63.6%	0.1%	0.3%	1.9%
2019	66.8%	66.8%	66.6%	64.0%	0.0%	0.2%	2.8%
2020	67.5%	67.8%	67.8%	63.4%	-0.3%	-0.3%	4.1%
2021	64.9%	65.5%	66.2%	66.3%	-0.6%	-1.3%	-1.4%
2022	63.5%	64.3%	66.3%	67.5%	-0.8%	-2.8%	-4.0%
2023 (2)	67.6%	67.5%	—	67.6%	0.1%	—	0.0%
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
(2)The forecasted collection rate for 2023 Consumer Loans as of September 30, 2023 includes both Consumer Loans that were in our portfolio as of June 30, 2023 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments.

	Forecasted Collection Percentage as of			Current Forecast Variance from
2023 Consumer Loan Assignment Period	September 30, 2023	June 30, 2023	Initial Forecast	June 30, 2023	Initial Forecast
January 1, 2023 through June 30, 2023	67.6%	67.5%	67.5%	0.1%	0.1%
July 1, 2023 through September 30, 2023	67.7%	—	67.7%	—	0.0%

Consumer Loans assigned in 2018 through 2020 have yielded forecasted collection results significantly better than our initial estimates, while Consumer Loans assigned in 2015, 2016, 2021, and 2022 have yielded forecasted collection results significantly worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates. For the three months ended September 30, 2023, forecasted collection rates declined for Consumer Loans assigned in 2020 through 2022 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2023, forecasted collection rates improved for Consumer Loans assigned in 2018 and 2019, declined for Consumer Loans assigned in 2020 through 2022, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three and nine months ended September 30, 2023 and 2022 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(Dollars in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Decrease in Forecasted Net Cash Flows	2023	2022	2023	2022
Dealer Loans	$(40.3)	$(37.3)	$(89.3)	$(17.4)
Purchased Loans	(29.1)	(48.1)	(60.0)	(1.2)
Total	$(69.4)	$(85.4)	$(149.3)	$(18.6)
% change from forecast at beginning of period	-0.7%	-0.9%	-1.7%	-0.2%

During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the first half of 2023, we experienced a decrease in Consumer Loan prepayments to below-average levels and, as a result, slowed our forecasted net cash flow timing. The below-average levels of Consumer Loan prepayments continued through the third quarter of 2023. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change through provision for credit losses. The implementation of the adjustment to our forecasting methodology during the second quarter of 2023 reduced forecasted net cash flows by $44.5 million, or 0.5%, and increased provision for credit losses by $71.3 million.

We have experienced increased levels of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio since the beginning of 2020, with realized collections underperforming our expectations during the early stages of the COVID-19 pandemic, outperforming our expectations following the distribution of federal stimulus payments and enhanced unemployment benefits, and underperforming our expectations during the current economic environment. For the period from January 1, 2020 through September 30, 2023, the cumulative change to our forecast of future net cash flows from our Loan portfolio has been an increase of $70.8 million, or 0.8%. Forecasting collection rates accurately is challenging, so we have designed our business model to produce acceptable levels of profitability, even if Loan performance is less than forecasted.

The following table presents information on the average Consumer Loan assignment for each of the last 10 years:

	Average
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)
2014	$15,692	$7,492	47
2015	16,354	7,272	50
2016	18,218	7,976	53
2017	20,230	8,746	55
2018	22,158	9,635	57
2019	23,139	10,174	57
2020	24,262	10,656	59
2021	25,632	11,790	59
2022	27,242	12,924	60
2023 (3)	26,991	12,512	61

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
(3)The averages for 2023 Consumer Loans include both Consumer Loans that were in our portfolio as of June 30, 2023 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2023 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2023 through June 30, 2023	$26,912	$12,488	61
July 1, 2023 through September 30, 2023	27,157	12,564	61

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

The following table presents forecasted Consumer Loan collection rates, advance rates, the spread (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2023, as well as the forecasted collection rates and spread at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection % as of			Spread % as of
Consumer Loan Assignment Year	September 30, 2023	Initial Forecast	Advance % (1)	September 30, 2023	Initial Forecast	% of Forecast Realized (2)
2014	71.7%	71.8%	47.7%	24.0%	24.1%	99.7%
2015	65.2%	67.7%	44.5%	20.7%	23.2%	99.4%
2016	63.8%	65.4%	43.8%	20.0%	21.6%	99.0%
2017	64.7%	64.0%	43.2%	21.5%	20.8%	98.5%
2018	65.5%	63.6%	43.5%	22.0%	20.1%	96.1%
2019	66.8%	64.0%	44.0%	22.8%	20.0%	90.8%
2020	67.5%	63.4%	43.9%	23.6%	19.5%	80.9%
2021	64.9%	66.3%	46.0%	18.9%	20.3%	64.7%
2022	63.5%	67.5%	47.4%	16.1%	20.1%	37.2%
2023 (3)	67.6%	67.6%	46.4%	21.2%	21.2%	10.5%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Presented as a percentage of total forecasted collections.

(3)The forecasted collection rate, advance rate and spread for 2023 Consumer Loans as of September 30, 2023 include both Consumer Loans that were in our portfolio as of June 30, 2023 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates, and spreads for each of these segments:

	Forecasted Collection % as of			Spread % as of
2023 Consumer Loan Assignment Period	September 30, 2023	Initial Forecast	Advance %	September 30, 2023	Initial Forecast
January 1, 2023 through June 30, 2023	67.6%	67.5%	46.4%	21.2%	21.1%
July 1, 2023 through September 30, 2023	67.7%	67.7%	46.3%	21.4%	21.4%

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age. For 2019 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections. Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

The spread between the forecasted collection rate as of September 30, 2023 and the advance rate ranges from 16.1% to 24.0%, on an annual basis, for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The spread with respect to 2022 Consumer Loans has been negatively impacted by Consumer Loan performance, which has been lower than our initial estimates by a greater margin than the other years presented. The higher spread for 2023 Consumer Loans relative to 2022 Consumer Loans as of September 30, 2023 is primarily due to the performance of the 2022 Consumer Loans. Additionally, 2023 Consumer Loans had a higher initial spread primarily due to a decrease in the advance rate.

The following table compares our forecast of Consumer Loan collection rates as of September 30, 2023 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	September 30, 2023	Initial Forecast	Variance	September 30, 2023	Initial Forecast	Variance
2014	71.6%	71.9%	-0.3%	72.5%	70.9%	1.6%
2015	64.6%	67.5%	-2.9%	68.9%	68.5%	0.4%
2016	63.0%	65.1%	-2.1%	66.1%	66.5%	-0.4%
2017	64.0%	63.8%	0.2%	66.3%	64.6%	1.7%
2018	64.9%	63.6%	1.3%	66.8%	63.5%	3.3%
2019	66.5%	63.9%	2.6%	67.5%	64.2%	3.3%
2020	67.4%	63.3%	4.1%	67.8%	63.6%	4.2%
2021	64.6%	66.3%	-1.7%	65.4%	66.3%	-0.9%
2022	62.9%	67.3%	-4.4%	65.0%	68.0%	-3.0%
2023	66.7%	66.9%	-0.2%	69.9%	69.2%	0.7%

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

The following table presents forecasted Consumer Loan collection rates, advance rates, and the spread (the forecasted collection rate less the advance rate) as of September 30, 2023 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2014	71.6%	47.2%	24.4%	72.5%	51.8%	20.7%
2015	64.6%	43.4%	21.2%	68.9%	50.2%	18.7%
2016	63.0%	42.1%	20.9%	66.1%	48.6%	17.5%
2017	64.0%	42.1%	21.9%	66.3%	45.8%	20.5%
2018	64.9%	42.7%	22.2%	66.8%	45.2%	21.6%
2019	66.5%	43.1%	23.4%	67.5%	45.6%	21.9%
2020	67.4%	43.0%	24.4%	67.8%	45.5%	22.3%
2021	64.6%	45.1%	19.5%	65.4%	47.7%	17.7%
2022	62.9%	46.4%	16.5%	65.0%	50.1%	14.9%
2023	66.7%	45.0%	21.7%	69.9%	49.8%	20.1%

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

The spread as of September 30, 2023 on 2023 Dealer Loans was 21.7%, as compared to a spread of 16.5% on 2022 Dealer Loans. The increase was primarily as a result of Consumer Loan performance, as the performance of 2022 Dealer Loans has been significantly lower than our initial estimates. Additionally, 2023 Dealer Loans had a higher initial spread, due to the advance rate decreasing by a greater margin than the initial forecast.

The spread as of September 30, 2023 on 2023 Purchased Loans was 20.1%, as compared to a spread of 14.9% on 2022 Purchased Loans. The increase was primarily as a result of Consumer Loan performance, as the performance of 2022 Purchased Loans has been significantly lower than our initial estimates, while the performance of 2023 Purchased Loans has exceeded our initial estimates. Additionally, 2023 Purchased Loans had a higher initial spread, due to a higher initial forecast and a lower advance rate.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio was 2.9 to 1 as of September 30, 2023. We currently utilize the following primary forms of debt financing: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last seven quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2022	-22.1%	-10.5%
June 30, 2022	5.1%	22.0%
September 30, 2022	29.3%	32.1%
December 31, 2022	25.6%	26.2%
March 31, 2023	22.8%	18.6%
June 30, 2023	12.8%	8.3%
September 30, 2023	13.0%	10.5%

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

Unit and dollar volumes grew 13.0% and 10.5%, respectively, during the third quarter of 2023 as the number of active Dealers grew 14.9% and the average unit volume per active Dealer decreased 1.2%. Dollar volume increased less than unit volume during the third quarter of 2023 due to a decrease in the average advance paid, due to decreases in the average advance rate and the average size of Consumer Loans assigned. Unit volume for the third quarter of 2023 was 5.8% less than unit volume for the third quarter of 2019, which was the highest third quarter unit volume in our history. Unit volume for the 28-day period ended October 28, 2023 grew 27.5% and declined 0.9% compared to the same periods in 2022 and 2019, respectively. We believe the improvement in unit volume growth rates from the third quarter of 2023 to October 2023 was likely due to an improvement in the competitive environment.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Consumer Loan unit volume	81,299	71,937	13.0%	253,847	218,393	16.2%
Active Dealers (1)	9,818	8,547	14.9%	13,008	10,880	19.6%
Average volume per active Dealer	8.3	8.4	-1.2%	19.5	20.1	-3.0%

Consumer Loan unit volume from Dealers active both periods	59,788	59,592	0.3%	208,731	198,910	4.9%
Dealers active both periods	5,920	5,920	—	8,553	8,553	—
Average volume per Dealer active both periods	10.1	10.1	0.3%	24.4	23.3	4.9%

Consumer Loan unit volume from Dealers not active both periods	21,511	12,345	74.2%	45,116	19,483	131.6%
Dealers not active both periods	3,898	2,627	48.4%	4,455	2,327	91.4%
Average volume per Dealer not active both periods	5.5	4.7	17.0%	10.1	8.4	20.2%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Consumer Loan unit volume from new active Dealers	3,926	2,522	55.7%	29,005	17,653	64.3%
New active Dealers (1)	983	674	45.8%	3,095	2,044	51.4%
Average volume per new active Dealer	4.0	3.7	8.1%	9.4	8.6	9.3%

Attrition (2)	-17.2%	-13.4%		-8.9%	-8.2%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last seven quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2022	72.7%	27.3%	68.6%	31.4%
June 30, 2022	74.0%	26.0%	70.4%	29.6%
September 30, 2022	74.3%	25.7%	70.5%	29.5%
December 31, 2022	73.1%	26.9%	69.6%	30.4%
March 31, 2023	72.1%	27.9%	68.1%	31.9%
June 30, 2023	72.4%	27.6%	68.6%	31.4%
September 30, 2023	74.8%	25.2%	71.7%	28.3%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of September 30, 2023 and December 31, 2022, the net Dealer Loans receivable balance was 66.6% and 64.7%, respectively, of the total net Loans receivable balance.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue:
Finance charges	$441.7	$420.6	$21.1	5.0%
Premiums earned	20.8	16.4	4.4	26.8%
Other income	16.1	23.3	(7.2)	-30.9%
Total revenue	478.6	460.3	18.3	4.0%
Costs and expenses:
Salaries and wages	66.7	66.9	(0.2)	-0.3%
General and administrative	21.3	16.6	4.7	28.3%
Sales and marketing	22.5	19.7	2.8	14.2%
Total operating expenses	110.5	103.2	7.3	7.1%

Provision for credit losses on forecast changes	106.3	96.9	9.4	9.7%
Provision for credit losses on new Consumer Loan assignments	78.3	83.4	(5.1)	-6.1%
Total provision for credit losses	184.6	180.3	4.3	2.4%

Interest	70.5	41.8	28.7	68.7%
Provision for claims	16.5	12.9	3.6	27.9%
Total costs and expenses	382.1	338.2	43.9	13.0%
Income before provision for income taxes	96.5	122.1	(25.6)	-21.0%
Provision for income taxes	25.7	35.3	(9.6)	-27.2%
Net income	$70.8	$86.8	$(16.0)	-18.4%
Net income per share:
Basic	$5.47	$6.53	$(1.06)	-16.2%
Diluted	$5.43	$6.49	$(1.06)	-16.3%
Weighted average shares outstanding:
Basic	12,933,377	13,293,224	(359,847)	-2.7%
Diluted	13,039,638	13,364,160	(324,522)	-2.4%

Finance Charges. The increase of $21.1 million, or 5.0%, was primarily due to an increase in the average net Loans receivable balance, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2023	2022	Change
Average net Loans receivable balance	$6,690.8	$6,316.6	$374.2
Average yield on our Loan portfolio	26.4%	26.6%	-0.2%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended September 30, 2023:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2023
Due to an increase in the average net Loans receivable balance	$24.9
Due to a decrease in the average yield	(3.8)
Total increase in finance charges	$21.1

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable.

Premiums Earned. The increase of $4.4 million, or 26.8%, was primarily due to growth in the size of our reinsurance portfolio, which resulted from growth in new Consumer Loan assignments and an increase in the average premium written per reinsured vehicle service contract in recent periods.

Other Income. The decrease of $7.2 million, or 30.9%, was primarily due to:
•A $5.9 million decrease in ancillary product profit sharing income primarily due to increases in average claim rates and volume of claims on Guaranteed Asset Protection (“GAP”) contracts.
•A $4.6 million decrease in remarketing fee income for fees charged to dealers related to the repossession and remarketing of vehicles. Remarketing fee income for the three months ended September 30, 2022 included $4.5 million of fees charged to dealers for repossession activity that occurred in August 2020 through June 2022.
•A $3.4 million increase in interest income due to increases in benchmark interest rates and the average restricted cash and cash equivalents balance.

Operating Expenses. The increase of $7.3 million, or 7.1%, was primarily due to:
•An increase in general and administrative expense of $4.7 million, or 28.3%, primarily due to an increase in technology systems expenses.
•An increase in sales and marketing expense of $2.8 million, or 14.2%, primarily due to investments in our business to enhance our sales and marketing strategy and an increase in the size of our sales force.

Provision for Credit Losses. The increase of $4.3 million, or 2.4%, was due to an increase in provision for credit losses on forecast changes, partially offset by a decrease in provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Three Months Ended September 30,
Provision for Credit Losses	2023	2022	Change
Forecast changes	$106.3	$96.9	$9.4
New Consumer Loan assignments	78.3	83.4	(5.1)
Total	$184.6	$180.3	$4.3

The increase in provision for credit losses related to forecast changes was primarily due to slower net cash flow timing during the third quarter of 2023 compared to the third quarter of 2022. During the third quarter of 2023, we decreased our estimate of future net cash flows by $69.4 million, or 0.7%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments to below-average levels. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. During the third quarter of 2022, we reduced our estimate of future net cash flows by $85.4 million, or 0.9%, to reflect a decline in Consumer Loan performance during the period.

The decrease in provision for credit losses related to new Consumer Loan assignments was due to a 16.9% decrease in the average provision per Consumer Loan assignment, partially offset by a 13.0% increase in Consumer Loan assignment unit volume. The decrease in the average provision per Consumer Loan assignment was primarily due to a decrease in the average advance rate for 2023 Consumer Loans.

Interest. The increase in interest expense of $28.7 million, or 68.7%, was primarily due to an increase in our average cost of debt, which was primarily a result of higher interest rates on recently-completed or extended secured financings and the repayment of older secured financings with lower interest rates, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2023	2022	Change
Interest expense	$70.5	$41.8	$28.7
Average outstanding debt principal balance (1)	4,855.9	4,728.5	127.4
Average cost of debt	5.8%	3.5%	2.3%

(1) Includes the unamortized debt discount and excludes deferred debt issuance costs.

Provision for Claims. The increase in provision for claims of $3.6 million, or 27.9%, was due to increases in the size of our reinsurance portfolio and the average claim paid per reinsured vehicle service contract.

Provision for Income Taxes. For the three months ended September 30, 2023, the effective income tax rate decreased to 26.6% from 28.9% for the same period in 2022. The decrease was primarily due to a greater impact of state and local tax law changes recorded in the prior period. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue:
Finance charges	$1,303.8	$1,270.3	$33.5	2.6%
Premiums earned	58.0	45.6	12.4	27.2%
Other income	48.5	57.5	(9.0)	-15.7%
Total revenue	1,410.3	1,373.4	36.9	2.7%
Costs and expenses:
Salaries and wages	214.1	196.7	17.4	8.8%
General and administrative	59.8	67.8	(8.0)	-11.8%
Sales and marketing	70.9	57.9	13.0	22.5%
Total operating expenses	344.8	322.4	22.4	6.9%

Provision for credit losses on forecast changes	319.4	67.6	251.8	372.5%
Provision for credit losses on new Consumer Loan assignments	253.1	283.5	(30.4)	-10.7%
Total provision for credit losses	572.5	351.1	221.4	63.1%

Interest	187.7	117.2	70.5	60.2%
Provision for claims	54.1	34.0	20.1	59.1%
Total costs and expenses	1,159.1	824.7	334.4	40.5%
Income before provision for income taxes	251.2	548.7	(297.5)	-54.2%
Provision for income taxes	58.7	140.2	(81.5)	-58.1%
Net income	$192.5	$408.5	$(216.0)	-52.9%
Net income per share:
Basic	$14.79	$29.90	$(15.11)	-50.5%
Diluted	$14.73	$29.74	$(15.01)	-50.5%
Weighted average shares outstanding:
Basic	13,013,344	13,662,178	(648,834)	-4.7%
Diluted	13,068,998	13,737,871	(668,873)	-4.9%

Finance Charges. The increase of $33.5 million, or 2.6%, was a result of an increase in the average net Loans receivable balance, partially offset by a decrease in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2023	2022	Change
Average net Loans receivable balance	$6,547.8	$6,316.9	$230.9
Average yield on our Loan portfolio	26.5%	26.8%	-0.3%

The following table summarizes the impact each component had on the overall increase in finance charges for the nine months ended September 30, 2023:

(In millions)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2023
Due to an increase in the average net Loans receivable balance	$46.4
Due to a decrease in the average yield	(12.9)
Total increase in finance charges	$33.5

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The decrease in the average yield of our Loan portfolio was primarily due to lower contractual yields on more recent Consumer Loan assignments.

Premiums Earned. The increase of $12.4 million, or 27.2%, was primarily due to growth in the size of our reinsurance portfolio, which resulted from growth in new Consumer Loan assignments and an increase in the average premium written per reinsured vehicle service contract in recent periods.

Other Income. The decrease of $9.0 million, or 15.7%, was primarily due to:
•A $16.9 million decrease in ancillary product profit sharing income primarily due to increases in average claim rates and volume of claims on GAP contracts.
•A $2.8 million decrease in remarketing fee income for fees charged to dealers related to the repossession and remarketing of vehicles. Remarketing fee income for the nine months ended September 30, 2022 included $3.1 million of fees charged to dealers for repossession activity that occurred in August 2020 through December 2021.
•An $11.4 million increase in interest income due to increases in benchmark interest rates and the average restricted cash and cash equivalents balance.
Operating Expenses. The increase of $22.4 million, or 6.9%, was due to:
•An increase in salaries and wages expense of $17.4 million, or 8.8%, primarily due to an increase in the number of team members in our engineering department as we are investing in our business to enhance our product and transform our technology systems to be more Dealer- and customer-focused and an increase in fringe benefits primarily due to higher medical claims. The impact of the increases in the number of team members and in fringe benefits was partially offset by a decrease in cash-based incentive compensation expense primarily due to a decline in Company performance measures.
•An increase in sales and marketing expense of $13.0 million, or 22.5%, primarily due to investments in our business to enhance our sales and marketing strategy, an increase in the size of our sales force, and an increase in sales commissions related to growth in Consumer Loan assignment volume.
•A decrease in general and administrative expense of $8.0 million, or 11.8%, primarily due to a decrease in legal expenses. Legal expenses for the nine months ended September 30, 2022 included a $12.0 million settlement to settle and fully resolve a previously disclosed putative class action lawsuit.

Provision for Credit Losses. The increase of $221.4 million, or 63.1%, was due to an increase in provision for credit losses on forecast changes, partially offset by a decrease in provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Nine Months Ended September 30,
Provision for Credit Losses	2023	2022	Change
Forecast changes	$319.4	$67.6	$251.8
New Consumer Loan assignments	253.1	283.5	(30.4)
Total	$572.5	$351.1	$221.4

The increase in provision for credit losses related to forecast changes was primarily due to a greater decline in Consumer Loan performance during the first nine months of 2023 compared to the first nine months of 2022. During the first nine months of 2023, we decreased our estimate of future net cash flows by $149.3 million, or 1.7%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments to below-average levels. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit.

The $149.3 million decrease in forecasted net cash flows for the first nine months of 2023 included the impact of an adjustment to our forecasting methodology during the second quarter of 2023, which, upon implementation, decreased our estimate of future net cash flows by $44.5 million, or 0.5%, and increased our provision for credit losses by $71.3 million. We adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. For additional information, see

Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

During the first nine months of 2022, we decreased our estimate of future net cash flows by $18.6 million, or 0.2%, to reflect a decline in Consumer Loan performance during the period. The $18.6 million decrease in forecasted net cash flows for the first nine months of 2022 included the impact of forecasting methodology changes during the first quarter of 2022, which, upon implementation, increased our estimate of future net cash flows by $95.7 million and reduced our provision for credit losses by $70.6 million. The forecasting methodology changes included the removal of the COVID forecast adjustment from our estimate of future net cash flows and an enhancement to our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

The decrease in provision for credit losses related to new Consumer Loan assignments was due to a 23.2% decrease in the average provision per Consumer Loan assignment, partially offset by a 16.2% increase in Consumer Loan assignment unit volume. The decrease in the average provision per Consumer Loan assignment was primarily due to a decrease in the average advance rate for 2023 Consumer Loans.

Interest. The increase in interest expense of $70.5 million, or 60.2%, was primarily due to an increase in our average cost of debt, which was primarily a result of higher interest rates on recently-completed or extended secured financings and the repayment of older secured financings with lower interest rates, as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2023	2022	Change
Interest expense	$187.7	$117.2	$70.5
Average outstanding debt principal balance (1)	4,742.0	4,712.7	29.3
Average cost of debt	5.3%	3.3%	2.0%
(1) Includes the unamortized debt discount and excludes deferred debt issuance costs.

Provision for Claims. The increase in provision for claims of $20.1 million, or 59.1%, was primarily due to increases in the size of our reinsurance portfolio and the average claim paid per reinsured vehicle service contract.

Provision for Income Taxes. For the nine months ended September 30, 2023, our effective income tax rate decreased to 23.4% from 25.6% for the nine months ended September 30, 2022. The decrease was primarily due to the impact of tax benefits related to our stock-based compensation plan and the settlement of an uncertain tax position for state income taxes during the second quarter of 2023, partially offset by an increase in non-deductible executive compensation expense. For additional information, see Note 11 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

As a result of the “remote first” strategy, we have excess space in the two office buildings that we own in Southfield, Michigan. We are actively exploring options to reduce our office space, which could result in the sale of one or both of our buildings. As there is currently a significant amount of unoccupied office space in Southfield, we believe the market value of our buildings and improvements, land and land improvements, and office furniture and equipment is significantly less than their combined carrying value of $35.3 million. If we were to reclassify one or both of these buildings as held for sale, we would be required to record an impairment charge to reduce the carrying value of the buildings held for sale to their estimated market value less costs to sell.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement and we were in compliance with those covenants as of September 30, 2023. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

On August 4, 2023, we extended the date on which our $75.0 million Warehouse Facility VI will cease to revolve from September 30, 2024 to September 30, 2026.

On August 24, 2023, we completed a $400.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 7.3% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

On September 21, 2023, we extended the date on which our $200.0 million Warehouse Facility VIII will cease to revolve from September 1, 2024 to September 21, 2026. The interest rate on borrowings under the facility has been increased from SOFR plus 201.4 basis points to SOFR plus 225 basis points.

Cash and cash equivalents were $3.1 million as of September 30, 2023 and $7.7 million as of December 31, 2022. As of September 30, 2023 and December 31, 2022, we had $1,281.9 million and $1,554.1 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased to $4,940.8 million as of September 30, 2023 from $4,590.7 million as of December 31, 2022.

A summary of our scheduled principal debt maturities as of September 30, 2023 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2023	$337.9
2024	1,355.0
2025	1,672.4
2026	1,495.8
2027	101.1
Over five years	6.3
Total	$4,968.5
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

During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the first half of 2023, we experienced a decrease in Consumer Loan prepayments to below-average levels and, as a result, slowed our forecasted net cash flow timing. The below-average levels of Consumer Loan prepayments continued through the third quarter of 2023. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change through provision for credit losses. The implementation of the adjustment to our forecasting methodology during the second quarter of 2023 reduced forecasted net cash flows by $44.5 million, or 0.5%, and increased provision for credit losses by $71.3 million.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Repurchases

The following table summarizes stock repurchases for the three months ended September 30, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2023	—	$—	—	142,267
August 1 to August 31, 2023	194,715	488.44	194,715	1,947,552
September 1 to September 30, 2023	61,517	491.74	61,517	1,886,035
Total	256,232	$489.23	256,232

(1)    On September 28, 2021, our board of directors authorized the repurchase by us from time to time of up to two million shares of our common stock (the "September 2021 Authorization"). The September 2021 Authorization, which was announced on October 1, 2021, does not have a specified expiration date. On August 21, 2023, our board of directors authorized the repurchase by us from time to time of up to two million shares of our common stock (the "August 2023 Authorization"). The August 2023 Authorization, which was announced on August 24, 2023, does not have a specified expiration date. Repurchases under the September 2021 Authorization and the August 2023 Authorization may be made in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5‑1 under the Securities Exchange Act of 1934 or otherwise.

ITEM 5.          OTHER INFORMATION

During the quarter ended September 30, 2023, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of Credit Acceptance Corporation.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.128	Fifth Amendment to Loan and Security Agreement, dated as of August 4, 2023, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, N.A. (incorporated by reference to Exhibit 4.128 to the Company's Current Report on Form 8-K filed August 9, 2023).
4.129	Indenture, dated as of August 24, 2023, between Credit Acceptance Auto Loan Trust 2023-3 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.129 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.130	Backup Servicing Agreement, dated as of August 24, 2023, among the Company, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Auto Loan Trust 2023-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.130 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.131	Amended and Restated Intercreditor Agreement, dated August 24, 2023, among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2020-2, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Auto Loan Trust 2021-3, Credit Acceptance Auto Loan Trust 2021-2, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Auto Loan Trust 2020-2, Computershare Trust Company, N.A., Fifth Third Bank, National Association, Bank of Montreal, Wells Fargo Bank, National Association, Flagstar Bank, National Association, Citizens Bank, N.A., and Comerica Bank (incorporated by reference to Exhibit 4.131 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.132	Sale and Contribution Agreement, dated as of August 24, 2023, between the Company and Credit Acceptance Funding LLC 2023-3 (incorporated by reference to Exhibit 4.132 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.133	Amended and Restated Trust Agreement, dated as of August 24, 2023, among Credit Acceptance Funding LLC 2023-3, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.133 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.134	Sale and Servicing Agreement, dated as of August 24, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Funding LLC 2023-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.134 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.135	Third Amendment to Loan and Security Agreement, dated as of September 21, 2023, by and among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.135 to the Company's Current Report on Form 8-K filed September 26, 2023).
4.136	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of August 30, 2023, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association.
4.137	First Amendment to Loan and Security Agreement, dated as of August 30, 2023, among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, and BMO Capital Markets Corp.
10.20	Non-Employee Director Restricted Stock Unit Award Agreement.*
31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Senior Vice President, Finance and Accounting
(Chief Accounting Officer)
Date:	October 30, 2023