Form 10-K
period 2023-12-31
CREDIT ACCEPTANCE CORP
filed 2024-02-12
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2023
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

The aggregate market value of 6,372,875 shares of the registrant’s common stock held by non-affiliates on June 30, 2023 was approximately $3,237.0 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At February 1, 2024, there were 12,302,955 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pertaining to the registrant’s 2024 annual meeting of shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2023

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

We refer to automobile dealers who participate in our programs and who share our commitment to changing consumers’ lives as “Dealers.” Upon enrollment in our financing programs, the Dealer enters into a Dealer servicing agreement with us that defines the legal relationship between Credit Acceptance and the Dealer. The Dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on Consumer Loans from the Dealers to us. We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the Dealer and assigned to us.

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2023	2022	2021
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	80.9%	84.8%	91.0%

In recent years, we have expanded our financing programs to consumers with higher credit ratings, which has contributed to the reduction in the percentage of total unit volume with either FICO® scores below 650 or no FICO® scores over the three year period presented above.

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

Principal Business

We offer Dealers financing programs that enable them to sell vehicles to consumers, regardless of their credit history. We have two programs: the Portfolio Program and the Purchase Program.  Under the Portfolio Program, we advance money to Dealers (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans. Under the Purchase Program, we buy the Consumer Loans from the Dealers (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer.  Dealer Loans and Purchased Loans are collectively referred to as “Loans.”  The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2021	67.9%	32.1%	65.0%	35.0%
2022	73.5%	26.5%	69.8%	30.2%
2023	74.0%	26.0%	70.7%	29.3%

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
•premiums earned on the reinsurance of vehicle service contracts; and
•other income, which primarily consists of ancillary product profit sharing, remarketing fees, and interest. For additional information, see Note 8 to the consolidated financial statements contained in Item 8 to this Form 10-K, which is incorporated herein by reference.

The following table sets forth the percent relationship to total revenue of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue	2023	2022	2021
Finance charges	92.3%	92.0%	93.9%
Premiums earned	4.2%	3.4%	3.2%
Other income	3.5%	4.6%	2.9%
Total revenue	100.0%	100.0%	100.0%

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

For the Years Ended December 31,	Dealer Enrollments	Active Dealers (1)
2021	2,804	11,410
2022	3,627	11,901
2023	5,605	14,174

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

In the event of a termination of the Dealer servicing agreement by us, we may continue to service Consumer Loans assigned by the Dealer to us prior to termination in the normal course of business without charging a termination fee.

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

A Consumer Loan is originated by the Dealer when a consumer enters into a contract with the Dealer that sets forth the terms of the agreement between the consumer and the Dealer for the payment of the purchase price of the vehicle.  The amount of the Consumer Loan consists of the total principal and interest that the consumer is required to pay over the term of the Consumer Loan.  Consumer Loans are written on a contract form provided or approved by us. Although the Dealer is named in the Consumer Loan contract, the Dealer generally does not have legal ownership of the Consumer Loan for more than a moment, and we, not the Dealer, are listed as lien holder on the vehicle title.  Consumers are obligated to make payments on the Consumer Loan directly to us, and any failure to make such payments will result in our pursuing payment through collection efforts.

All Consumer Loans submitted to us for assignment are processed through our Credit Approval Processing System (“CAPS”). CAPS allows Dealers to input a consumer’s credit application and view the response from us via the internet.  CAPS allows Dealers to: (1) receive a quick approval from us; (2) interact with our proprietary credit scoring system to optimize the structure of each transaction prior to delivery; and (3) create, electronically execute, and print legally compliant Consumer Loan documents.  All responses include the amount of funding (advance for a Dealer Loan or purchase price for a Purchased Loan), as well as any stipulations required for funding.  The amount of funding is determined using a formula which considers a number of factors, including the timing and amount of cash flows expected on the related Consumer Loan and our target profitability at the time the Consumer Loan is submitted to us for assignment. The estimated future cash flows are determined based upon our proprietary credit scoring system, which considers numerous variables, including attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information, and other factors, to calculate a composite credit score that corresponds to an expected collection rate.  Our proprietary credit scoring system forecasts the collection rate based upon the historical performance of Consumer Loans in our portfolio that share similar characteristics.  The performance of our proprietary credit scoring system is evaluated monthly by comparing projected to actual Consumer Loan performance.  Adjustments are made to our proprietary credit scoring system as necessary.  For additional information on adjustments to forecasted collection rates, please see the Critical Accounting Estimates section in Item 7 of this Form 10-K, which is incorporated herein by reference.

While a Dealer can submit any legally compliant Consumer Loan to us for assignment, the decision whether to provide funding to the Dealer and the amount of any funding is made solely by us.  Through our Dealer Service Center, we perform all significant functions relating to the processing of the Consumer Loan applications and bear certain costs of Consumer Loan assignment, including the cost of assessing the adequacy of Consumer Loan documentation, the cost of compliance with our underwriting guidelines, and the cost of verifying employment, residence, and other information provided by the Dealer.

We audit Consumer Loan files for compliance with our underwriting guidelines on a daily basis in order to assess whether Dealers are operating in accordance with the terms and conditions of the Dealer servicing agreement.  We occasionally identify breaches of the Dealer servicing agreement, and, depending upon the circumstances, and at our discretion, we may:

•change pricing or charge the Dealer fees for future Consumer Loan assignments;
•reassign the Consumer Loans back to the Dealer and require repayment of the related advances and/or purchase payments; or
•terminate our relationship with the Dealer.

Consumer Loans that have been assigned to us can be reassigned back to the Dealer at the Dealer’s discretion as follows:

•an individual Consumer Loan may be reassigned within 180 days of assignment, in which case we require repayment of the related advance or purchase payment and, if requested more than 90 days after assignment, payment of a fee; and
•all Consumer Loans assigned under the Portfolio Program may be reassigned through termination of the Dealer servicing agreement, as described under “Dealer Servicing Agreement,” above.

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

We measure various criteria for each Dealer against other Dealers in their geographic area as well as the top performing Dealers. Dealers are assigned a Dealer rating based upon the performance of their Consumer Loans in both the Portfolio Program and Purchase Program as well as other criteria. The Dealer rating is one of the factors used to determine the amount paid to Dealers as an advance or to acquire a Purchased Loan.  We provide each Dealer under the Portfolio Program with a monthly statement summarizing all activity that occurred on its Consumer Loan assignments.

Servicing.  Our largest group of representatives services Consumer Loans that are in the early stages of delinquency. Our representatives work with consumers to attempt to develop a solution that will help them avoid becoming further past due and get them current where possible. We utilize a variety of methods to attempt to contact the consumer or to remind them of upcoming scheduled payments, including phone calls, email, text messaging, mail, and mobile notifications.

The decision to repossess a vehicle is based on policy-based criteria. When a Consumer Loan is approved for repossession, we continue to service the Consumer Loan while it is being assigned to a third-party repossession service provider, who works on a contingency fee basis. Once a vehicle has been repossessed, the consumer can redeem the vehicle, whereupon the vehicle is returned to the consumer in exchange for paying off the Consumer Loan balance; or, where appropriate or if required by law, the vehicle is returned to the consumer and the consumer is permitted to continue with the Consumer Loan in exchange for a payment or series of payments which eliminates the past due balance. If the consumer elects not to regain possession of the vehicle after repossession, the vehicle is sold at a wholesale automobile auction. Prior to sale, the vehicle is typically inspected by a representative at the auction who provides repair and reconditioning recommendations. Alternatively, our remarketing representatives may inspect the vehicle directly. Our remarketing representatives then authorize any repair and reconditioning work in order to maximize the net sale proceeds at auction.

If the vehicle sale proceeds are not sufficient to satisfy the balance owing on the Consumer Loan, we may offer the consumer the opportunity to settle any outstanding balance for less than the amount owed. At this point, the Consumer Loan is serviced by either: (1) our internal collection team, in the event the consumer is willing to make payments on the full or partial deficiency balance; or (2) where permitted by law, our external collection team, if it is believed that legal action will be successful in reducing or eliminating the deficiency balance owing on the Consumer Loan. Our external collection team may assign Consumer Loans to third-party collection attorneys who work on a contingency fee basis.

Representatives service Consumer Loans through our servicing platform, which consists of the following two systems:

•The collection system, which assigns Consumer Loans to representatives through a predictive dialer and records all collection activity, including:

•details of past phone conversations with the consumer;
•collection letters sent;
•promises to pay;
•broken promises;
•payment history;
•repossession orders; and
•collection attorney activity.

•The servicing system, which maintains a record of all transactions relating to Consumer Loan assignments and is a primary source of data utilized to:

•determine the outstanding balance of the Consumer Loans;
•forecast future collections;
•analyze the profitability of our program; and
•evaluate our proprietary credit scoring system.

Ancillary Products

We provide Dealers the ability to offer vehicle service contracts to consumers through our relationships with Third-Party Providers (“TPPs”). A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure. The retail price of the vehicle service contract is included in the principal balance of the Consumer Loan. The wholesale cost of the vehicle service contract is paid to the TPP, net of an administrative fee retained by us. We recognize our fee as finance charges on a level-yield basis over the life of the related Loan. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. Under the Portfolio Program, the wholesale cost of the vehicle service contract and the commission paid to the Dealer are charged to the Dealer’s advance balance. TPPs process claims on vehicle service contracts that are underwritten by third-party insurers. We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us. We market the vehicle service contracts directly to Dealers. Our agreement with one of our TPPs allows us to receive profit sharing payments depending on the performance of the vehicle service contracts.

Our wholly owned subsidiary VSC Re Company (“VSC Re”) is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealers on vehicles financed by us. VSC Re currently reinsures vehicle service contracts that are offered through one of our TPPs.  Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less fees and certain administrative costs, are contributed to trust accounts controlled by VSC Re.  These premiums are used to fund claims covered under the vehicle service contracts.  VSC Re is a bankruptcy remote entity.  As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.

We provide Dealers the ability to offer Guaranteed Asset Protection (“GAP”) to consumers through our relationships with TPPs. GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer’s insurance policy in the event of a total loss of the vehicle due to severe damage or theft. The retail price of GAP is included in the principal balance of the Consumer Loan. The wholesale cost of GAP is paid to the TPP, net of an administrative fee retained by us. We recognize our fee as finance charges on a level-yield basis over the life of the related Loan. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. Under the Portfolio Program, the wholesale cost of GAP and the commission paid to the Dealer are charged to the Dealer’s advance balance. TPPs process claims on GAP contracts that are underwritten by third-party insurers. Our agreement with one of our TPPs allow us to receive profit sharing payments depending on the performance of the GAP contracts.

Under our Purchase Program, we provide Dealers that meet certain criteria the ability to offer vehicle service contracts and GAP to consumers through the Dealers’ relationships with TPPs. The retail price of the vehicle service contract and/or GAP is included in the principal balance of the Consumer Loan and is paid to the Dealer. Under this arrangement, we do not receive an administrative fee, and the Dealers’ TPPs process claims.

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

Customer and Geographic Concentrations

The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealers during 2023, 2022, and 2021:

	For the Year Ended December 31, 2023
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$326.3	7.9%	833	5.9%
Texas	272.5	6.6%	1,170	8.3%
Ohio	245.2	5.9%	986	7.0%
New Jersey	238.2	5.7%	357	2.5%
Tennessee	216.0	5.2%	569	4.0%
All other states	2,849.6	68.7%	10,259	72.3%
Total	$4,147.8	100.0%	14,174	100.0%
	For the Year Ended December 31, 2022
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$353.0	9.7%	731	6.1%
New York	229.8	6.3%	687	5.8%
Ohio	205.7	5.7%	832	7.0%
Texas	205.5	5.7%	903	7.6%
New Jersey	204.0	5.6%	300	2.5%
All other states	2,427.3	67.0%	8,448	71.0%
Total	$3,625.3	100.0%	11,901	100.0%
	For the Year Ended December 31, 2021
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$343.4	10.8%	747	6.5%
New York	218.9	6.9%	709	6.2%
Ohio	181.5	5.7%	764	6.7%
Texas	170.2	5.4%	810	7.1%
Tennessee	162.9	5.1%	458	4.0%
All other states	2,090.9	66.1%	7,922	69.5%
Total	$3,167.8	100.0%	11,410	100.0%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Active Dealers are Dealers who have received funding for at least one Loan during the year.

No single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2023 or 2022.

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

Regulation

Our business is subject to laws and regulations, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, prohibitions against unfair, deceptive, and abusive acts and practices, and various other state and federal laws and regulations.  These laws and regulations, among other things, require licensing and qualification; limit interest rates, fees, and other charges associated with the Consumer Loans assigned to us; require specified disclosures by Dealers to consumers; govern the sale and terms of ancillary products; and define the rights to repossess and sell collateral. Failure to comply with these laws or regulations could have a material adverse effect on us by, among other things, limiting the jurisdictions in which we may operate, restricting our ability to realize the value of the collateral securing the Consumer Loans, making it more costly or burdensome to do business, or resulting in potential liability.  The volume of new or modified laws and regulations, and new interpretations of existing laws and regulations, has increased in recent years. From time to time, enactment and interpretations of legislation and regulations increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in state legislatures, and by various regulatory agencies.  Such changes in laws and regulations, or the interpretation of such laws and regulations, may change our operating environment in substantial and unpredictable ways and may have a material adverse effect on our business.

We are subject to supervision by the Consumer Financial Protection Bureau (the “Bureau”). The Bureau has rulemaking and enforcement authority over certain non-depository institutions, including us.  The Bureau is specifically authorized, among other things, to take actions to prevent companies providing consumer financial products or services and their service providers from engaging in unfair, deceptive, or abusive acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures or consumer access to information for consumer financial products or services.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Bureau also may restrict the use of pre-dispute mandatory arbitration clauses in contracts between covered persons and consumers for a consumer financial product or service.  The Bureau also has authority to interpret, enforce, and issue regulations implementing enumerated consumer laws, including certain laws that apply to our business. The Dodd-Frank Act and regulations promulgated thereunder may affect our cost of doing business, may limit or expand our permissible activities, may affect the competitive balance within our industry and market areas, and could have a material adverse effect on us.

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

•On May 7, 2019, we received a subpoena from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York. After May 7, 2019 through April 30, 2021, we received additional subpoenas from the Office of the New York State Attorney General relating to the Company’s origination, collection, and securitization practices. On November 19, 2020 and August 23, 2022, we received letters from the Office of the New York State Attorney General indicating that it may commence litigation against the Company asserting violations of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352 et seq. and applicable federal laws, including but not limited to claims that the Company engaged in unfair and deceptive trade practices in auto lending, debt collection, and asset-backed securitizations in the State of New York in violation of the Dodd-Frank Act, New York Executive Law § 63(12), the New York Martin Act, and New York General Business Law § 349. See the description below of the lawsuit commenced by the Office of the New York State Attorney General on January 4, 2023.

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

•On January 4, 2023, the Office of the New York State Attorney General and the Bureau jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the CFPA, 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. On March 14, 2023, the Company filed a motion to dismiss the complaint. On August 7, 2023, the court stayed the action pending the U.S. Supreme Court’s decision in Consumer Financial Protection Bureau v. Community Financial Services Association of America Ltd., No. 22-448. The Company intends to vigorously defend itself in this matter.

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

Dealers must also comply with credit and trade practice statutes and regulations. Failure of Dealers to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have a material adverse effect on us.

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

Originations. The originations function includes team members that are responsible for enrolling new Dealers and supporting active Dealers. Originations also includes team members responsible for processing new Consumer Loan assignments.

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

The table below presents team members by operating function:

	Number of Team Members As of December 31,
Operating Function	2023	2022	2021
Originations	533	505	500
Servicing	851	913	895
Support	848	828	678
Total	2,232	2,246	2,073

As of December 31, 2023, we had 2,232 full- and part-time team members.  Our team members have no union affiliations, and we believe our relationship with our team members is in good standing. We strive to create a work environment that is pleasant, professional, and free from intimidation, hostility, or other offenses that may interfere with work performance. All team members complete non-discrimination and anti-harassment training, promoting a safe and inclusive work environment.

The vast majority of our team members work remotely from locations within the United States, with approximately half of our team members located outside of Michigan. Our Company is highly diverse, as more than half of our team members are women, and more than half belong to a minority ethnicity. Our team members reflect diversity of nationality, faith, age, and sexual orientation. We believe that our workplace is naturally diverse and inclusive due to our practices of maintaining open and transparent communication and fostering a climate in which all team members are welcome to speak up and contribute. We have a Diversity and Inclusion Committee, chaired by a senior manager, tasked with generating concrete actions that we can take together to help our communities heal and make our culture and our Company stronger.

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

ITEM 1A.    RISK FACTORS

Industry, Operational, and Macroeconomic Risks

Our inability to accurately forecast and estimate the amount and timing of future collections could have a material adverse effect on results of operations.

The majority of the Consumer Loans assigned to us are made to individuals with impaired or limited credit histories. Consumer Loans made to these individuals generally entail a higher risk of delinquency, default, and repossession, and higher losses than loans made to consumers with better credit. Since most of our revenue and cash flows from operations are generated from these Consumer Loans, our ability to accurately forecast Consumer Loan performance is critical to our business and financial results. At the time of assignment, we forecast future expected cash flows from the Consumer Loan. Based on these forecasts, which include estimates for wholesale vehicle prices in the event of vehicle repossession and sale, we make an advance or one-time purchase payment to the related Dealer at a level designed to maximize economic profit, a non-GAAP financial measure. We continue to forecast the expected collection rate for each Consumer Loan subsequent to assignment. These forecasts also serve as a critical assumption in our accounting for recognizing finance charge income and determining our allowance for credit losses. Please see the Critical Accounting Estimates – Finance Charge Revenue & Allowance for Credit Losses section in Item 7 of this Form 10-K, which is incorporated herein by reference. Actual cash flows from any individual Consumer Loan are often different from cash flows estimated at the time of assignment. There can be no assurance that our forecasts will be accurate or that Consumer Loan performance will be as expected. In periods with changing economic conditions, accurately forecasting the performance of Consumer Loans is more difficult. In the event that our forecasts are not accurate in the aggregate, our financial position, liquidity, and results of operations could be materially adversely affected.

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

We are subject to general economic conditions which are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions, and losses may increase on our Consumer Loans and Consumer Loan prepayments may decline. These periods are also typically accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, inflation, higher gasoline prices, the deferral or resumption of student loan payments, increased focus on climate-related initiatives and regulation, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit, or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values of automobiles. Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions, and losses on our Consumer Loans could be higher than those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn.

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

We have relationships with TPPs to administer vehicle service contracts and GAP underwritten by third-party insurers and financed by us. We depend on these TPPs to evaluate and pay claims in an accurate and timely manner. If our relationships with these TPPs were modified, disrupted, or terminated, we would need to obtain these services from an alternative administrator or provide them using our internal resources. We may be unable to replace these TPPs with a suitable alternative in a timely and efficient manner on terms we consider acceptable, or at all. In the event we were unable to effectively administer our ancillary products offerings, we may need to eliminate or suspend our ancillary product offerings from our future business, we may experience a decline in the performance of our Consumer Loans, our reputation in the marketplace could be undermined, and our financial position, liquidity, and results of operations could be adversely affected.

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

Our reputation is a key asset to our business. Our ability to attract consumers through Dealers is highly dependent upon external perceptions of our level of service, trustworthiness, business practices, and financial condition. Negative publicity regarding these matters could damage our reputation among existing and potential consumers and Dealers, which could make it difficult for us to attract new consumers and Dealers and maintain existing Dealers. Adverse developments with respect to our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us.

An outbreak of contagious disease or other public health emergency could materially and adversely affect our business, financial condition, liquidity, and results of operations.

Contagious-disease outbreaks or other public health emergencies could cause a deterioration in the U.S. economy and our industry, disruptions in our workforce, decreases in collections from our consumers, declines in Consumer Loan assignments, or extended periods of economic or supply chain disruptions. Financial market disruptions that occur as a result of contagious-disease outbreaks or other public health emergencies could reduce our ability to access capital or our consumers’ ability to repay past or future Consumer Loans and could negatively affect our liquidity and results of operations. A future contagious-disease outbreak or other public health emergency could materially adversely affect our business, financial condition, liquidity, and results of operations and also intensify the risks described in the other risk factors disclosed in this Form 10-K.

The concentration of Dealers in several states could adversely affect us.

Dealers are located throughout the United States. During the year ended December 31, 2023, our five largest states (measured by advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program) contained 27.7% of Dealers. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealers in these five states due to the number of Dealers in these states and currently prevailing economic, demographic, regulatory, competitive, and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity, and results of operations.

Reliance on our outsourced business functions could adversely affect our business.

We outsource certain business functions to third-party service providers, which increases our operational complexity and decreases our control. We rely on these service providers to provide a high level of service and support, which subjects us to risks associated with inadequate or untimely service. In addition, if these outsourcing arrangements were not renewed or were terminated or the services provided to us were otherwise disrupted, we would have to obtain these services from an alternative provider or provide them using our internal resources. We may be unable to replace, or be delayed in replacing these sources and there is a risk that we would be unable to enter into a similar agreement with an alternate provider on terms that we consider favorable or in a timely manner. In the future, we may outsource additional business functions. If any of these or other risks related to outsourcing were realized, our financial position, liquidity, and results of operations could be adversely affected.

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

Natural disasters, climate change, military conflicts, acts of war, terrorist attacks, and the escalation of military activity in response to terrorist attacks or otherwise may have negative and significant effects, such as imposition of increased security measures, changes in applicable laws, economic and financial market disruptions, loss of lives, damage to infrastructure, and job losses. These types of events or developments and their consequences may have an adverse effect on the economy in general, including diminished liquidity and credit availability, reduced consumer confidence, disruptions to energy and food supplies, decreased economic growth, higher unemployment rates, increased inflation, and political and social upheaval. The consequences of these types of events or developments could reduce used-car sales and demand for our product, impair the performance of our Loan portfolio, limit our access to capital, and intensify other risk factors disclosed in this Form 10-K, including cybersecurity-related risks. Moreover, the potential for future military conflicts and terrorist attacks, natural disasters, and escalating effects of climate change, and the national and international responses to these threats, could affect our business in ways that cannot be predicted. The effect of any of these events, developments, or threats could have a material adverse effect on our business, financial condition, and results of operations.

Governmental or market responses to climate change and related environmental issues could have a material adverse effect on our business.

Governments have become increasingly focused on the effects of climate change and related environmental issues. How governments act to mitigate climate and related environmental risks, as well as associated changes in the behavior and preferences of businesses and consumers, could have an adverse effect on our business and results of operations. A decline in demand for gasoline-powered automobiles, such as could occur due to regulatory restrictions or a shift in consumer preference toward electric vehicles, could decrease the value of gasoline-powered vehicles securing outstanding Consumer Loans, which would weaken collateral coverage and increase the amount of loss in the event of default. Further, we may be compelled to change our business practices or our operational processes, and we could have less access to capital or face a higher cost of capital, because of climate- or environmental-driven changes in applicable law or due to related political, social, or market pressure. It is possible as well that changes in climate and related environmental risks, perceptions of them, and governmental responses to them may occur more rapidly than our ability to adapt without disrupting our business, which could have a material adverse effect on our financial position and results of operations.

A small number of our shareholders have the ability to significantly influence matters requiring shareholder approval and such shareholders have interests which may conflict with the interests of our other security holders.

As of December 31, 2023, based on filings made with the SEC and other information made available to us, Allan V. Apple beneficially owned 22.5% of our common stock, Prescott General Partners, LLC and its affiliates beneficially owned 18.7% of our common stock, Jill Foss Watson beneficially owned 16.5% of our common stock, and John P. Neary beneficially owned 9.2% of our common stock (representing, collectively, beneficial ownership of 45.2% of our common stock, after taking into account those shares reported as beneficially owned by more than one of these shareholders). As a result, these shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation, or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

The beneficial ownership reported by Mr. Apple and Mr. Neary includes, in each case, beneficial ownership in their capacity as trustees of shares held in a marital trust established by our late founder, Donald Foss, and representing 9.2% of our common stock as of December 31, 2023. The shares in the trust are subject to the terms of a shareholder agreement, entered into by Mr. Foss on January 3, 2017. Under the terms of that agreement that became applicable to the trustees of the trust upon Mr. Foss’s death on August 14, 2022, until the final adjournment of the tenth annual meeting of shareholders held by the Company after the date of the shareholder agreement, the shares in the trust are to be voted in accordance with the recommendation of the Company’s Board of Directors with respect to election and removal of directors, certain routine matters, and any other proposal to be submitted to the Company’s shareholders with respect to any extraordinary transaction providing for the acquisition of all of the Company’s outstanding common stock.

Capital and Liquidity Risks

We may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow our business.

We use debt financing to maintain and grow our business. We currently utilize the following primary forms of debt financing: (1) a revolving secured line of credit facility; (2) revolving secured warehouse (“Warehouse”) facilities; (3) asset-backed secured financings (“Term ABS financings”); and (4) senior notes. We cannot guarantee that the revolving secured line of credit facility or the Warehouse facilities will continue to be available beyond their current maturity dates, on acceptable terms, or at all, or that we will be able to obtain additional financing on acceptable terms or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, our financial position, our results of operations, and the capacity for additional borrowing under our existing financing arrangements. If our various financing alternatives were to become limited or unavailable, we may be unable to maintain or grow Consumer Loan volume at the level that we anticipate and our operations could be materially adversely affected.

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

All Consumer Loans submitted to us for assignment are processed through our internet-based CAPS application. Our Consumer Loan servicing platform is also technology based. We rely on these systems to record and process significant amounts of data quickly and accurately. Our systems, and those of our third-party service providers, are dependent upon computer and telecommunications equipment, software systems, and internet access. The temporary or permanent loss of any components of these systems through hardware failures, software errors, operating malfunctions, the vulnerability of the internet, or otherwise could interrupt our business operations and harm our business.

Although Company systems and systems of third party service providers are subject to risks from cybersecurity threats and incidents, these have not materially affected the Company, including its business strategy, results of operations, or financial condition, though there can be no assurance that cybersecurity threats and incidents will not have a material adverse effect on us in the future.

We rely on a variety of measures to protect our technology and proprietary information, including copyrights and a comprehensive information security program. However, these measures may not prevent misappropriation or infringement of our intellectual property or proprietary information, which would adversely affect us. In addition, our competitors or other third parties may allege that our proprietary systems, processes, or technologies infringe their intellectual property rights.

Our ability to integrate computer and telecommunications technologies into our business is essential to our success. Computer and telecommunications technologies are evolving rapidly and, as a result, may be characterized by short product life cycles. We may not be successful in anticipating, managing, or adopting technological changes on a timely basis. While we believe that our existing information systems are sufficient to meet our current demands and continued expansion, our future growth may require additional investment in these systems. We cannot assure that adequate capital resources will be available to us at the appropriate time.

We depend on secure information technology, and a breach of our systems or those of our third-party service providers could result in our experiencing significant financial, legal, and reputational exposure and could materially adversely affect our business, financial condition, and results of operations.

We and our third-party service providers face ongoing threats to our systems and data and from time to time experience cyberattacks and other security incidents. There is no guarantee that our security controls, or those of our third-party service providers, will protect against all threats. Our and our third-party service providers’ security measures may not be able to anticipate, prevent, detect or identify cybersecurity incidents in a timely manner or at all. As a result, our computer systems, software, and networks, as well as those of our third-party service providers, are vulnerable to unauthorized access, computer viruses, malware attacks, and other events that could have a security impact beyond our control, and information we transmit and receive may be vulnerable to interception, misuse, or mishandling. Cybersecurity incidents, including such occurrences that compromise information processed by, stored in, or transmitted through our computer systems and networks, or those of our third-party service providers, or that cause interruptions or malfunctions in our or our service providers’ operations could result in losses, loss of business by us and loss of confidence in us, consumer and Dealer dissatisfaction, significant litigation, regulatory exposures, and harm to our reputation, any of which could have a material adverse impact on our business, financial condition, and results of operations.

While we have not been materially affected by cybersecurity incidents to date, we may be required to expend significant additional resources in the future to enhance our security controls, modify our protective measures, investigate the circumstances surrounding cybersecurity incidents, and implement mitigation and remediation measures in response to cybersecurity incidents and new or more sophisticated threats, as well as in response to new regulations related to cybersecurity. Cybersecurity incidents may result in our being subject to fines, penalties, litigation (including securities fraud class action lawsuits) and regulatory investigation costs and settlements and other financial losses, which could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of the consumer-oriented nature of the industry in which we operate and uncertainties with respect to the application of various laws and regulations in some circumstances, we are subject to various consumer claims, litigation, and regulatory investigations seeking damages, fines, and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, and breach of contract. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached the Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines, and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors, or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory, and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions or they may file individual arbitration demands for which arbitration providers may request separate filings fees. A significant judgment against us in connection with any litigation or arbitration or the requirement to pay filing fees for a large number of individual arbitration demands could have a material adverse effect on our financial position, liquidity, and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

The Company regularly assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities, and tests those systems pursuant to the Company’s cybersecurity policies, standards, processes, and practices, which are integrated into the Company’s overall risk management program. We have adopted aspects of the ISO 27002 and NIST SP 800-37 Rev. 2 frameworks, to which risk management in relation to our information systems is aligned. We categorize our information systems as either critical or secondary, depending on business value and/or risk of financial or compliance impact of cybersecurity incidents. Our information security team uses a multifaceted approach to assess, identify, and manage material risks to the Company from cybersecurity threats, including testing of the effectiveness of our cybersecurity incident prevention and response systems; conducting routine vulnerability scanning of information systems assets; network/endpoint detection and response coupled with anomaly identification enhanced logging capabilities powered by artificial intelligence software; discovery through collaboration with the Company’s internal audit team; monitoring of threat intelligence feeds provided by industry associations/groups, service providers, and federal/state authorities; and professional service engagements, such as retaining the services of an external 24/7 security operations center and partnering with third parties in testing our information systems for vulnerabilities from external, internal, and social engineering perspectives and assessing the effectiveness of our cybersecurity controls.

The Company partners with third-party service providers and employs processes to assess, identify, and manage material risks from cybersecurity threats arising from the use of such third-party service providers. Our latest assessment attempted to identify vulnerabilities in our network and systems from external, internal, and social engineering perspectives. Our cybersecurity practices (including with respect to third-party service providers) have been assessed to represent a level of maturity consistent with industry best practices.

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations, and financial condition. For more information about these risks, see the disclosure under the heading “Technology and Cybersecurity Risks” in Part I, Item 1A. Risk Factors.

Our board of directors oversees the Company’s risk management process, including cybersecurity risks, directly and through its committees. The audit committee of the Company’s board of directors provides structured oversight of the Company’s risk management program, which focuses on the most significant short-, intermediate-, and long-term risks the Company faces. The Company has an information security compliance committee (the “Committee”) that consists of the members of the Company's compliance committee, which reports to the board of directors, and at least three members of Company management. The Committee is responsible for overseeing the development and upkeep of written policies and procedures aimed at safeguarding the Company’s information systems and the nonpublic information stored within them. In addition, the Committee plays a crucial role in the governance of the cybersecurity risk management process. This involves collaborating with third-party industry experts and the Company’s internal audit team to conduct risk assessments of the Company’s information security program (the “Program”). The assessments encompass an evaluation of the Company’s adherence to the Program, including the elements of the Program that are dictated by relevant laws, regulations, and the Company’s information security manual. Furthermore, the Company conducts periodic cybersecurity assessments and preparedness analyses, supervised by our designated Chief Information Security Officer (“CISO”).

At least annually, our internal audit team conducts a formal risk assessment and develops an audit plan that identifies, assesses, and prioritizes risks that include cybersecurity. The results of the risk assessment and the proposed audit plan are communicated to various leaders within the Company as well as the audit committee of the board of directors for input. The audit plan is reassessed throughout the year, and the plan is subject to modification by our internal audit team, e.g., based on such considerations as changes to resources, business operations, or internal or external risk factors.

The CISO, the Vice President, Engineering – Security, Compliance and Trust, or the Director of Engineering Security and Compliance also issues an annual written report to the board of directors on the Program and material cybersecurity risks.

The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents. In particular, the Company has adopted and maintains written policies and procedures for the protection of Company’s information systems and nonpublic information stored on those systems, which are based on the Company’s risk assessment and that address all other specific topics as may be required by applicable laws and regulations.

The Program includes processes to coordinate and facilitate the implementation of information security best practices and services throughout the Company and to comply with applicable cybersecurity requirements under federal and state laws and regulations, including, but not limited to, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, and the New York State Department of Financial Services Cybersecurity Requirements for Financial Services Companies, 23 NYCRR 500. The Program is based on the Company’s risk assessment and designed to perform in accordance with applicable laws and regulations.

The Company has established and maintains a comprehensive information security incident management plan (the “Plan”) that allows the Company to respond quickly and effectively to cybersecurity threats and cybersecurity incidents, including cybersecurity breaches, in accordance with applicable laws and regulations.

The Company routinely engages third-party industry experts to work in conjunction with our internal audit team in performing risk assessments of the Program and the Plan and of the Company’s execution of the Program and the Plan.

The CISO, in coordination with the Director of Engineering Security and Compliance and the information security managers, is responsible for leading the assessment and management of cybersecurity risks. The Company’s information security team has extensive experience in information security and previous information security work experience in several industries, including defense, manufacturing, and financial services. The CISO reports to the board of directors, the audit committee, and senior management on cybersecurity threats.

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

As a result of the “remote first” strategy, we have significant excess space in the two office buildings that we own in Southfield, Michigan. We are actively exploring options to reduce our office space, which could result in the sale or lease of one or both of our buildings. As there is currently a significant amount of unoccupied office space in Southfield, we believe the market value of our buildings and improvements, land and land improvements, and office furniture and equipment is significantly less than their combined carrying value of $34.4 million. If we were to reclassify one or both of these buildings as held for sale, we would be required to record an impairment charge to reduce the carrying value of the buildings held for sale to their estimated market value less costs to sell.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation, and regulatory investigations seeking damages, fines, and statutory penalties. The claims allege, among other theories of liability, violations of state, federal, and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance, and other consumer-oriented laws and regulations, including claims seeking damages for alleged physical and mental harm relating to the repossession and sale of consumers’ vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached the Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines, and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors, or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory, and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions or they may file individual arbitration demands for which arbitration providers may request separate filing fees. An adverse ultimate disposition in any action to which we are a party or otherwise subject, or the requirement to pay filing fees for a large number of individual arbitration demands, could have a material adverse impact on our financial position, liquidity, and results of operations.

For a description of significant litigation to which we are a party, see Note 16 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market® under the symbol “CACC.”

Holders

As of February 1, 2024, we had 75 shareholders of record of our common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the five-year period ended December 31, 2023 with the cumulative total return on the NASDAQ Composite Index and a peer group index based upon approximately 100 companies included in the Dow Jones U.S. Financial Services Index. The comparison assumes that $100 was invested on December 31, 2018 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

Source: Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.
Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.
Index Data: Copyright Dow Jones, Inc. Used with permission. All rights reserved.

Stock Repurchases

The following table summarizes our stock repurchases for the three months ended December 31, 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2023	1,650	(2)	$407.27	—	1,886,035
November 1 through November 30, 2023	—		—	—	1,886,035
December 1 through December 31, 2023	102,174	(3)	515.23	80,028	1,806,007
	103,824		$513.52	80,028

(1)On August 21, 2023, our board of directors authorized the repurchase by us from time to time of up to two million shares of our common stock (the "August 2023 Authorization"). The August 2023 Authorization, which was announced on August 24, 2023, does not have a specified expiration date. Repurchases under the August 2023 Authorization may be made in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 or otherwise.
(2)Amount includes 1,650 shares of common stock released to us by team members as payment of tax withholdings upon the conversion of restricted stock units to common stock and the vesting of restricted stock units.
(3)Amount includes 22,146 shares of common stock released to us by team members as payment of tax withholdings upon the conversion of restricted stock units to common stock.

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

For the year ended December 31, 2023, consolidated net income was $286.1 million, or $21.99 per diluted share, compared to $535.8 million, or $39.32 per diluted share, for the same period in 2022. The decrease in consolidated net income was primarily due to increases in provision for credit losses and interest expense. Our results for the year ended December 31, 2023 included:

•A larger decrease in forecasted collection rates
The decrease in forecasted collection rates decreased forecasted net cash flows from our Loan portfolio by $206.3 million, or 2.3%, compared to a decrease in forecasted collection rates during 2022 that decreased forecasted net cash flows from our Loan portfolio by $59.7 million, or 0.7%.
•A decrease in forecasted profitability for Consumer Loans assigned in 2020 through 2022
Forecasted profitability was lower than our estimates at December 31, 2022, due to a decline in forecasted collection rates during 2023 and slower forecasted net cash flow timing during 2023, primarily as a result of a decrease in Consumer Loan prepayments to below-average levels.
•Growth in Consumer Loan assignment volume and the average balance of our Loan portfolio
Unit and dollar volumes grew 18.6% and 14.4%, respectively, as compared to 2022. The average balance of our Loan portfolio increased 5.0% as compared to 2022.
•An increase in the initial spread on Consumer Loan assignments
The initial spread increased to 21.3% compared to 20.1% on Consumer Loans assigned in 2022.
•An increase in our average cost of debt
The increase in our average cost of debt was primarily a result of higher interest rates on recently-completed or extended secured financings and the repayment of older secured financings with lower interest rates.
•A decrease in common shares outstanding due to stock repurchases
We repurchased 0.4 million shares, or 2.8% of the shares outstanding at the beginning of the year.

For the year ended December 31, 2022, consolidated net income was $535.8 million, or $39.32 per diluted share, compared to $958.3 million, or $59.52 per diluted share, for the same period in 2021. The decrease in consolidated net income was primarily due to an increase in provision for credit losses, a decrease in finance charges, and an increase in operating expenses. Our results for the year ended December 31, 2022 included:

•A decrease in forecasted collection rates
The decrease in forecasted collection rates decreased forecasted net cash flows from our Loan portfolio by $59.7 million, or 0.7%, compared to an increase in forecasted collection rates during 2021 that increased forecasted net cash flows from our Loan portfolio by $326.1 million, or 3.4%.
•A decrease in forecasted profitability for Consumer Loans assigned in 2021 and 2022
Forecasted profitability for Consumer Loans assigned in 2022 was lower than our initial estimates and forecasted profitability for Consumer Loans assigned in 2021 was lower than our estimates at December 31, 2021, due to a decline in forecasted collection rates during 2022.
•Growth in Consumer Loan assignment volume and a decline in the average balance of our Loan portfolio
Unit and dollar volumes grew 4.4% and 14.5%, respectively, as compared to 2021. The average balance of our Loan portfolio decreased 5.7% as compared to 2021.

•A decrease in the initial spread on Consumer Loan assignments
The initial spread decreased to 20.1% compared to 20.3% on Consumer Loans assigned in 2021.
•An increase in operating expenses
The increase in operating expenses was primarily due to investments in our business to enhance our product and transform our technology systems to be more Dealer- and customer-focused.
•A decrease in common shares outstanding due to stock repurchases
We repurchased 1.5 million shares, or 10.4% of the shares outstanding at the beginning of the year.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate for each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our aggregated forecast of Consumer Loan collection rates as of December 31, 2023, with the aggregated forecasts as of December 31, 2022, as of December 31, 2021, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2023	December 31, 2022	December 31, 2021	Initial Forecast	December 31, 2022	December 31, 2021	Initial Forecast
2014	71.7%	71.7%	71.5%	71.8%	0.0%	0.2%	-0.1%
2015	65.2%	65.2%	65.1%	67.7%	0.0%	0.1%	-2.5%
2016	63.8%	63.8%	63.6%	65.4%	0.0%	0.2%	-1.6%
2017	64.7%	64.7%	64.4%	64.0%	0.0%	0.3%	0.7%
2018	65.5%	65.2%	65.1%	63.6%	0.3%	0.4%	1.9%
2019	66.9%	66.6%	66.5%	64.0%	0.3%	0.4%	2.9%
2020	67.6%	67.8%	67.9%	63.4%	-0.2%	-0.3%	4.2%
2021	64.5%	66.2%	66.5%	66.3%	-1.7%	-2.0%	-1.8%
2022	62.7%	66.3%	—	67.5%	-3.6%	—	-4.8%
2023	67.4%	—	—	67.5%	—	—	-0.1%

(1)Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment. Contractual repayments include both principal and interest. Forecasted collection rates are negatively impacted by canceled Consumer Loans as the contractual amount owed is not removed from the denominator for purposes of computing forecasted collection rates.

Consumer Loans assigned in 2018 through 2020 have yielded forecasted collection results significantly better than our initial estimates, while Consumer Loans assigned in 2015, 2016, 2021, and 2022 have yielded forecasted collection results significantly worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates.

For the year ended December 31, 2023, forecasted collection rates improved for Consumer Loans assigned in 2018 and 2019, declined for Consumer Loans assigned in 2020 through 2022, and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

The changes in forecasted collection rates impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Years Ended December 31,
Increase (Decrease) in Forecasted Net Cash Flows	2023	2022	2021
Dealer Loans	$(125.3)	$(41.6)	$87.7
Purchased Loans	(81.0)	(18.1)	238.4
Total	$(206.3)	$(59.7)	$326.1
% change from forecast at beginning of period	-2.3%	-0.7%	3.4%
During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the first half of 2023, we experienced a decrease in Consumer Loan prepayments to below-average levels and, as a result, slowed our forecasted net cash flow timing. The below-average levels of Consumer Loan prepayments continued through the fourth quarter of 2023. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change through provision for credit losses. The implementation of the adjustment to our forecasting methodology during the second quarter of 2023 reduced forecasted net cash flows by $44.5 million, or 0.5%, and increased provision for credit losses by $71.3 million.

We have experienced increased levels of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio since the beginning of 2020, with realized collections underperforming our expectations during the early stages of the COVID-19 pandemic, outperforming our expectations following the distribution of federal stimulus payments and enhanced unemployment benefits, and underperforming our expectations during the current economic environment. For the period from January 1, 2020 through December 31, 2023, the cumulative change to our forecast of future net cash flows from our Loan portfolio has been an increase of $13.8 million, or 0.2%. Forecasting collection rates accurately is challenging, so we have designed our business model to produce acceptable levels of profitability across our portfolio, even if Loan performance is less than forecasted in the aggregate.

The following table presents information on Consumer Loan assignments for each of the last 10 years:

	Average			Total Assignment Volume
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)	Unit Volume	Dollar Volume (2) (in millions)
2014	$15,692	$7,492	47	223,998	$1,675.7
2015	16,354	7,272	50	298,288	2,167.0
2016	18,218	7,976	53	330,710	2,635.5
2017	20,230	8,746	55	328,507	2,873.1
2018	22,158	9,635	57	373,329	3,595.8
2019	23,139	10,174	57	369,805	3,772.2
2020	24,262	10,656	59	341,967	3,641.2
2021	25,632	11,790	59	268,730	3,167.8
2022	27,242	12,924	60	280,467	3,625.3
2023	27,025	12,475	61	332,499	4,147.8

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

The profitability of our loans is primarily driven by the amount and timing of the net cash flows we receive from the spread between the forecasted collection rate and the advance rate, less operating expenses and the cost of capital. Forecasting collection rates accurately at Loan inception is difficult. With this in mind, we establish advance rates that are intended to allow us to achieve acceptable levels of profitability across our portfolio, even if collection rates are less than we initially forecast.

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2023, as well as forecasted collection rates and spreads at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection % as of			Spread % as of
Consumer Loan Assignment Year	December 31, 2023	Initial Forecast	Advance % (1)	December 31, 2023	Initial Forecast	% of Forecast Realized (2)
2014	71.7%	71.8%	47.7%	24.0%	24.1%	99.8%
2015	65.2%	67.7%	44.5%	20.7%	23.2%	99.5%
2016	63.8%	65.4%	43.8%	20.0%	21.6%	99.1%
2017	64.7%	64.0%	43.2%	21.5%	20.8%	98.7%
2018	65.5%	63.6%	43.5%	22.0%	20.1%	96.9%
2019	66.9%	64.0%	44.0%	22.9%	20.0%	92.5%
2020	67.6%	63.4%	43.9%	23.7%	19.5%	83.7%
2021	64.5%	66.3%	46.0%	18.5%	20.3%	69.1%
2022	62.7%	67.5%	47.4%	15.3%	20.1%	43.5%
2023	67.4%	67.5%	46.2%	21.2%	21.3%	14.2%

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

The spread between the forecasted collection rate as of December 31, 2023 and the advance rate ranges from 15.3% to 24.0% for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The spread with respect to 2022 Consumer Loans has been negatively impacted by Consumer Loan performance, which has been lower than our initial estimates by a greater margin than the other years presented. The higher spread for 2023 Consumer Loans relative to 2022 Consumer Loans as of December 31, 2023 is primarily due to the underperformance of the 2022 Consumer Loans. Additionally, 2023 Consumer Loans had a higher initial spread due to a decrease in the advance rate.

The following table compares our forecast of aggregate Consumer Loan collection rates as of December 31, 2023 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	December 31, 2023	Initial Forecast	Variance	December 31, 2023	Initial Forecast	Variance
2014	71.6%	71.9%	-0.3%	72.6%	70.9%	1.7%
2015	64.6%	67.5%	-2.9%	68.9%	68.5%	0.4%
2016	63.0%	65.1%	-2.1%	66.1%	66.5%	-0.4%
2017	64.0%	63.8%	0.2%	66.3%	64.6%	1.7%
2018	64.9%	63.6%	1.3%	66.8%	63.5%	3.3%
2019	66.5%	63.9%	2.6%	67.5%	64.2%	3.3%
2020	67.4%	63.3%	4.1%	67.8%	63.6%	4.2%
2021	64.2%	66.3%	-2.1%	65.0%	66.3%	-1.3%
2022	62.0%	67.3%	-5.3%	64.3%	68.0%	-3.7%
2023	66.4%	66.8%	-0.4%	70.1%	69.4%	0.7%

(1)    The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment. The forecasted collection rates represent the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment. Contractual repayments include both principal and interest. Forecasted collection rates are negatively impacted by canceled Consumer Loans as the contractual amount owed is not removed from the denominator for purposes of computing forecasted collection rates.

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate) as of December 31, 2023 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2014	71.6%	47.2%	24.4%	72.6%	51.8%	20.8%
2015	64.6%	43.4%	21.2%	68.9%	50.2%	18.7%
2016	63.0%	42.1%	20.9%	66.1%	48.6%	17.5%
2017	64.0%	42.1%	21.9%	66.3%	45.8%	20.5%
2018	64.9%	42.7%	22.2%	66.8%	45.2%	21.6%
2019	66.5%	43.1%	23.4%	67.5%	45.6%	21.9%
2020	67.4%	43.0%	24.4%	67.8%	45.5%	22.3%
2021	64.2%	45.1%	19.1%	65.0%	47.7%	17.3%
2022	62.0%	46.4%	15.6%	64.3%	50.1%	14.2%
2023	66.4%	44.8%	21.6%	70.1%	49.8%	20.3%

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

The spread as of December 31, 2023 on 2023 Dealer Loans was 21.6%, as compared to a spread of 15.6% on 2022 Dealer Loans. The increase was primarily as a result of Consumer Loan performance, as the performance of 2022 Dealer Loans has been significantly lower than our initial estimates. Additionally, 2023 Dealer Loans had a higher initial spread, due to the advance rate decreasing by a greater margin than the initial forecast.

The spread as of December 31, 2023 on 2023 Purchased Loans was 20.3%, as compared to a spread of 14.2% on 2022 Purchased Loans. The increase was primarily as a result of Consumer Loan performance, as the performance of 2022 Purchased Loans has been significantly lower than our initial estimates, while the performance of 2023 Purchased Loans has exceeded our initial estimates. Additionally, 2023 Purchased Loans had a higher initial spread, due to a higher initial forecast and a lower advance rate.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio was 2.9 to 1 as of December 31, 2023. We currently utilize the following primary forms of debt financing: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last three years as compared to the same period in the previous year:

	Year over Year Percent Change
For the Year Ended December 31,	Unit Volume	Dollar Volume (1)
2021	-21.4%	-13.0%
2022	4.4%	14.5%
2023	18.6%	14.4%

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

During 2023, unit and dollar volumes increased 18.6% and 14.4%, respectively, as the number of active Dealers increased 19.1% while average volume per active Dealer decreased 0.4%. Dollar volume increased less than unit volume in 2023 due to a decrease in the average advance paid, due to decreases in the average advance rate and the average size of Consumer Loans assigned. Unit volume for 2023 was 10.9% less than unit volume for 2018, which was the highest unit volume in our history.

During 2022, unit and dollar volumes increased 4.4% and 14.5%, respectively, as the number of active Dealers increased 4.3% while average volume per active Dealer remained consistent with the prior year. Dollar volume increased more than unit volume in 2022 due to an increase in the average advance paid per unit. This increase was the result of an increase in the average size of the Consumer Loans assigned, primarily due to an increase in the average vehicle selling price. The comparable 2021 period reflected a significant decline in unit volume, which we believe was primarily due to low dealer inventories and elevated used vehicle prices, which we believe were primarily due to the downstream impact of supply chain disruptions in the automotive industry.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	% Change	2022	2021	% Change
Consumer Loan unit volume	332,499	280,467	18.6%	280,467	268,730	4.4%
Active Dealers (1)	14,174	11,901	19.1%	11,901	11,410	4.3%
Average volume per active Dealer	23.5	23.6	-0.4%	23.6	23.6	0.0%

Consumer Loan unit volume from Dealers active both periods	282,008	259,999	8.5%	250,114	250,214	0.0%
Dealers active both periods	9,506	9,506	—	8,691	8,691	—
Average volume per Dealer active both periods	29.7	27.4	8.5%	28.8	28.8	0.0%

Consumer Loan unit volume from Dealers not active both periods	50,491	20,468	146.7%	30,353	18,516	63.9%
Dealers not active both periods	4,668	2,395	94.9%	3,210	2,719	18.1%
Average volume per Dealer not active both periods	10.8	8.5	27.1%	9.5	6.8	39.7%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	% Change	2022	2021	% Change
Consumer Loan unit volume from new active Dealers	46,741	28,223	65.6%	28,223	18,267	54.5%
New active Dealers (1)	4,070	2,819	44.4%	2,819	2,094	34.6%
Average volume per new active Dealer	11.5	10.0	15.0%	10.0	8.7	14.9%

Attrition (2)	-7.3%	-6.9%		-6.9%	-7.7%

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

Consumer Loans are assigned to us as either Dealer Loans through our Portfolio Program or Purchased Loans through our Purchase Program. The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2021	67.9%	32.1%	65.0%	35.0%
2022	73.5%	26.5%	69.8%	30.2%
2023	74.0%	26.0%	70.7%	29.3%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of December 31, 2023 and 2022, the net Dealer Loans receivable balance was 67.7% and 64.7%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our 2023 and 2022 results of operations and income statement data on a consolidated basis, including year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The net Loan income (finance charge revenue less provision for credit losses expense) that we recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. We believe the economics of our business are best exhibited by recognizing net Loan income on a level-yield basis over the life of the Loan based on expected future net cash flows. Under the GAAP methodology we employ, which is known as the current expected credit loss model, or CECL, we are required to recognize:
•a significant provision for credit losses expense at the time of the Loan’s assignment to us for contractual net cash flows we do not expect to realize; and
•finance charge revenue in subsequent periods that is significantly in excess of our expected yields.

Due to the GAAP treatment of contractual net cash flows we do not expect to realize at the time of loan assignment (i.e. significant expense at the time of loan assignment, which is offset by higher revenue in subsequent periods), we do not believe the GAAP methodology we employ provides sufficient transparency into the economics of our business. For additional information, see Note 2 and Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2023	2022	$ Change	% Change
Revenue:
Finance charges	$1,755.4	$1,686.3	$69.1	4.1%
Premiums earned	79.6	62.7	16.9	27.0%
Other income	66.9	83.4	(16.5)	-19.8%
Total revenue	1,901.9	1,832.4	69.5	3.8%
Costs and expenses:
Salaries and wages	280.2	262.0	18.2	6.9%
General and administrative	87.2	88.7	(1.5)	-1.7%
Sales and marketing	91.7	75.6	16.1	21.3%
Total operating expenses	459.1	426.3	32.8	7.7%

Provision for credit losses on forecast changes	413.7	137.7	276.0	200.4%
Provision for credit losses on new Consumer Loan assignments	322.5	343.7	(21.2)	-6.2%
Total provision for credit losses	736.2	481.4	254.8	52.9%

Interest	266.5	166.6	99.9	60.0%
Provision for claims	70.7	46.4	24.3	52.4%
Loss on extinguishment of debt	1.8	—	1.8	—%
Total costs and expenses	1,534.3	1,120.7	413.6	36.9%
Income before provision for income taxes	367.6	711.7	(344.1)	-48.3%
Provision for income taxes	81.5	175.9	(94.4)	-53.7%
Net income	$286.1	$535.8	$(249.7)	-46.6%
Net income per share:
Basic	$22.09	$39.50	$(17.41)	-44.1%
Diluted	$21.99	$39.32	$(17.33)	-44.1%
Weighted average shares outstanding:
Basic	12,953,424	13,563,885	(610,461)	-4.5%
Diluted	13,010,735	13,625,081	(614,346)	-4.5%

Finance Charges. The increase of $69.1 million, or 4.1%, was primarily due to an increase in the average net Loans receivable balance, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2023	2022	Change
Average net Loans receivable balance	$6,627.8	$6,311.3	$316.5
Average yield on our Loan portfolio	26.5%	26.7%	-0.2%

The following table summarizes the impact each component had on the overall increase in finance charges for the year ended December 31, 2023:

(In millions) Impact on finance charges:	For the Year Ended December 31, 2023
Due to an increase in the average net Loans receivable balance	$84.6
Due to a decrease in the average yield	(15.5)
Total increase in finance charges	$69.1

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The decrease in the average yield of our Loan portfolio was primarily due to lower contractual yields on more recent Consumer Loan assignments.

Premiums Earned. The increase of $16.9 million, or 27.0%, was primarily due to growth in the size of our reinsurance portfolio, which resulted from growth in new Consumer Loan assignments and an increase in the average premium written per reinsured vehicle service contract in recent periods.

Other Income. The decrease of $16.5 million, or 19.8%, was primarily due to:
•A $26.5 million decrease in ancillary product profit sharing income, primarily due to:
•Increases in average claim rates and volume of claims on GAP contracts.
•$5.9 million of income recognized in 2022 related to an inception-to-date adjustment to premium recognition timing based on our historical claims experience on GAP contracts.
•A $2.7 million decrease in remarketing fee income for fees charged to Dealers related to the repossession and remarketing of vehicles. Remarketing fee income for the year ended December 31, 2022 included $3.1 million of fees charged to Dealers for repossession activity that occurred from August 2020 through December 2021.
•A $13.1 million increase in interest income due to increases in benchmark interest rates and the average restricted cash and cash equivalents balance.

Operating Expenses. The increase of $32.8 million, or 7.7%, was primarily due to:
•An increase in salaries and wages expense of $18.2 million, or 6.9%, primarily due to our engineering department as we are investing in our business to enhance our product and transform our technology systems to be more Dealer- and customer-focused and an increase in fringe benefits primarily due to higher medical claims.
▪An increase in sales and marketing expense of $16.1 million, or 21.3%, primarily due to investments in our business to enhance our sales and marketing strategy, an increase in the size of our sales force, and an increase in sales commissions related to growth in Consumer Loan assignment volume.

Provision for Credit Losses. The increase of $254.8 million, or 52.9%, was primarily due to an increase in provision for credit losses on forecast changes, partially offset by a decrease in provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Years Ended December 31,
Provision for Credit Losses	2023	2022	Change
Forecast changes	$413.7	$137.7	$276.0
New Consumer Loan assignments	322.5	343.7	(21.2)
Total	$736.2	$481.4	$254.8

The increase in provision for credit losses related to forecast changes was primarily due to a greater decline in Consumer Loan performance during 2023 compared to 2022.

During 2023, we decreased our estimate of future net cash flows by $206.3 million, or 2.3%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments to below-average levels. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. The $206.3 million decrease in forecasted net cash flows during 2023 included the impact of an adjustment to our forecasting methodology during the second quarter of 2023, which, upon implementation, decreased our estimate of future net cash flows by $44.5 million, or 0.5%, and increased our provision for credit losses by $71.3 million. We adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. For additional information, see Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

During 2022, we reduced our estimate of future net cash flows by $59.7 million, or 0.7%, to reflect a decline in Consumer Loan performance during the period. The $59.7 million decrease in forecasted net cash flows during 2022 included the impact of forecasting methodology changes implemented during the first quarter of 2022, which upon implementation increased our estimate of future net cash flows by $95.7 million and reduced our provision for credit losses by $70.6 million. The forecasting methodology changes included the removal of the COVID forecast adjustment (as defined below under “Critical Accounting Estimates—Finance Charge Revenue & Allowance for Credit Losses”) from our estimate of future net cash flows and an enhancement to our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

The decrease in provision for credit losses related to new Consumer Loan assignments was due to a 20.9% decrease in the average provision per new Consumer Loan assignment, partially offset by an 18.6% increase in Consumer Loan assignment unit volume. The decrease in average provision per new Consumer Loan assignment was primarily due to a decrease in the average advance rate for 2023 Consumer Loans.

Interest. The increase in interest expense of $99.9 million, or 60.0%, was primarily due to an increase in our average cost of debt, which was primarily a result of higher interest rates on recently-completed or extended secured financings and the repayment of older secured financings with lower interest rates, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2023	2022	Change
Interest expense	$266.5	$166.6	$99.9
Average outstanding debt principal balance (1)	4,808.4	4,687.6	120.8
Average cost of debt	5.5%	3.6%	1.9%
(1)     Includes the unamortized debt discount and excludes deferred debt issuance costs.

Provision for Claims. The increase in provision for claims of $24.3 million, or 52.4%, was primarily due to increases in the size of our reinsurance portfolio and the average claim paid per reinsured vehicle service contract.

Provision for Income Taxes. For the year ended December 31, 2023, the effective income tax rate decreased to 22.2% from 24.7% for the year ended December 31, 2022. The decrease was primarily due to the impact of tax benefits related to our stock-based compensation plan and the settlement of an uncertain tax position for state income taxes during the second quarter of 2023, partially offset by an increase in non-deductible executive compensation expense. For additional information, see Note 11 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

We monitor and evaluate Consumer Loan performance on a monthly basis by comparing our current forecasted collection rates to our initial expectations. We use a statistical model that considers a number of credit quality indicators to estimate the expected collection rate for each Consumer Loan at the time of assignment. The credit quality indicators considered in our model include attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information, and other factors. We continue to evaluate the expected collection rate for each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. Since all known, significant credit quality indicators have already been factored into our forecasts and pricing, we are not able to use any specific credit quality indicators to predict or explain variances in actual performance from our initial expectations. Any variances in performance from our initial expectations are the result of Consumer Loans performing differently from historical Consumer Loans with similar characteristics. We periodically adjust our statistical pricing model for new trends that we identify through our evaluation of these forecasted collection rate variances.

During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the first half of 2023, we experienced a decrease in Consumer Loan prepayments to below-average levels and, as a result, slowed our forecasted net cash flow timing. The below-average levels of Consumer Loan prepayments continued through the fourth quarter of 2023. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change through provision for credit losses. The implementation of the adjustment to our forecasting methodology during the second quarter of 2023 reduced forecasted net cash flows by $44.5 million, or 0.5%, and increased provision for credit losses by $71.3 million.

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

Our provision for credit losses for the year ended December 31, 2023, included:
•$322.5 million provision for credit losses on new Consumer Loan assignments, which reduced consolidated net income by $248.3 million, or $19.08 per diluted share; and
•$413.7 million provision for credit losses on forecast changes related to changes in the amount and timing of expected future net cash flows, which reduced consolidated net income by $318.5 million, or $24.48 per diluted share.

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

Key Factors. Variances in the amount and timing of future net cash flows from current estimates could materially impact earnings in future periods. A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2023 would have reduced 2023 consolidated net income by approximately $51.2 million.

During periods of economic slowdown or recession, delinquencies, defaults, repossessions, and losses may increase on our Consumer Loans, and Consumer Loan prepayments may decline. These periods are also typically accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, inflation, higher gasoline prices, the deferral or resumption of student loan payments, increased focus on climate-related initiatives and regulation, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit, or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values of automobiles. Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions, and losses on our Consumer Loans could be higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn.

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

Key Factors. Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods. A 10% change in premiums earned for the year ended December 31, 2023 would have affected 2023 consolidated net income by approximately $6.1 million.

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

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement, and we were in compliance with those covenants as of December 31, 2023. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

On November 30, 2023, we completed a $200.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 8.6% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

On December 19, 2023, we issued $600.0 million of 9.250% senior notes due 2028 (the “2028 senior notes”). We used a portion of the net proceeds from the 2028 senior notes to repurchase or redeem all of the $400.0 million outstanding principal amount of our 5.125% senior notes due 2024 (the “2024 senior notes”), of which $322.3 million was repurchased on December 19, 2023 and the remaining $77.7 million was redeemed on December 31, 2023. We used the remaining net proceeds from the 2028 senior notes for general corporate purposes. During the fourth quarter of 2023, we recognized a pre-tax loss on extinguishment of debt of $1.8 million related to the repurchase and redemption of the 2024 senior notes.

On December 21, 2023, we completed a $294.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 7.0% (including the initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

On December 29, 2023, we extended the date on which our $300.0 million Warehouse Facility IV will cease to revolve from May 20, 2025 to December 29, 2026.

Cash and cash equivalents increased to $13.2 million as of December 31, 2023 from $7.7 million as of December 31, 2022. As of December 31, 2023 and December 31, 2022, we had $1,505.8 million and $1,554.1 million, respectively, in unused and available lines of credit. As of December 31, 2023 and December 31, 2022, we had $5,067.5 million and $4,590.7 million, respectively, of total balance sheet indebtedness.

A summary as of December 31, 2023 of our material financial obligations requiring future repayments is as follows:

(In millions)	Payments Due as of December 31, 2023
	In less than 12 months	In 12 months or more	Total
Long-term debt, including current maturities (1)	$953.4	$4,153.2	$5,106.6
Dealer Holdback (2)	202.9	562.9	765.8
Operating lease obligations (3)	1.5	1.5	3.0
Purchase obligations (4)	7.0	4.6	11.6
Total financial obligations	$1,164.8	$4,722.2	$5,887.0

(1)The amounts presented consist solely of principal and do not reflect deferred debt issuance costs of $36.6 million and unamortized debt discount of $2.5 million. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference. Based on the actual principal amounts outstanding under our revolving secured line of credit facility, our Warehouse facilities, our Term ABS financings, and our senior notes as of December 31, 2023, the forecasted principal amounts outstanding on all other debt, and the actual interest rates in effect as of December 31, 2023, interest is expected to be approximately $303.0 million during 2024; $249.7 million during 2025; and $219.4 million during 2026 and thereafter.
(2)We have contractual obligations to pay Dealer Holdback to Dealers. Payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances. The amounts presented represent our forecast as of December 31, 2023.
(3)A lease liability of $2.7 million is recognized within accounts payable and accrued liabilities in our consolidated balance sheet as of December 31, 2023.
(4)Purchase obligations consist primarily of contractual obligations related to our information system needs.

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

As of December 31, 2023, we had $79.2 million of floating rate debt outstanding under our revolving secured lines of credit, without interest rate protection. For every 100-basis-point increase in interest rates on our revolving secured lines of credit, annual after-tax earnings would decrease by approximately $0.6 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2023, we had interest rate cap agreements outstanding to manage the interest rate risk on Warehouse Facility IV, Warehouse Facility V, and Warehouse Facility VIII. However, as of December 31, 2023, there was no floating rate debt outstanding under these facilities.

As of December 31, 2023, we did not have a balance outstanding under Warehouse Facility II and Warehouse Facility VI, which do not have interest rate protection.

As of December 31, 2023, we had $100.0 million in floating rate debt outstanding under Term ABS 2021-1, which was covered by an interest rate cap with a cap rate of 5.46% on the underlying benchmark rate. For every 100-basis-point increase in interest rates on Term ABS 2021-1 up to the cap rate of 5.46%, annual after-tax earnings would decrease by approximately $0.8 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2023, we had $200.0 million in floating rate debt outstanding under Term ABS 2022-2, which was covered by an interest rate cap with a cap rate of 6.50% on the underlying benchmark rate. For every 100-basis-point increase in interest rates on Term ABS 2022-2 up to the cap rate of 6.50%, annual after-tax earnings would decrease by approximately $1.5 million, assuming we maintain a level amount of floating rate debt.

New Accounting Update Not Yet Adopted

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting update and the impact of the implementation of this update on our financial statements:

•Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.
•Improvements to Reportable Segment Disclosures
•Improvements to Income Tax Disclosures

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 9, 2024 expressed an unqualified opinion.

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

The Company accounts for Loans in accordance with Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 326, Financial Instruments, which is also known as the current expected credit loss model (“CECL”).

We identified the allowance for credit losses, provision for credit losses and finance charge revenue, which are recorded based on internally developed models, as a critical audit matter.

The principal consideration for our determination that the allowance for credit losses, provision for credit losses and finance charge revenue is a critical audit matter is the high degree of subjectivity that is involved in evaluating the reasonableness of management’s estimates of expected future cash flows on the Loans, which are derived from the models.

Our audit procedures related to the allowance for credit losses, provision for credit losses and finance charge revenue included the following, among others:

•We tested the design and operating effectiveness of relevant controls related to the models, including controls over the validation of the models, the completeness and accuracy of information used in the models, management review controls over the models, and segregation of duties for maintaining the models.

•We assessed the reasonableness of the methodology used in the models to compute the expected future cash flows. Our assessment included the use of our internal specialist’s evaluation of the appropriateness of the Company’s internal model validation process.

•We reperformed the computation of the initial and current forecasts of expected future cash flows for a sample of Loans using management’s model methodology. For that sample, we verified the accuracy of certain credit quality indicators used in the models, by comparing to the Consumer Loan documents. For an additional sample, we assessed the correlation of collection history to forecasted future net cash flows for a sample of Loans.

•We assessed the reasonableness of the timing of the expected future cash flows based on historical monthly cash flows compared to forecasted monthly cash flows considering seasonality trends.

•We analyzed the historical forecasts against actual cash flows in evaluating management’s ability to predict future cash flows.

•We sampled new Loans during 2023 and confirmed the balance with the Dealer and/or agreed to the Consumer Loan documents for accuracy and existence.

•We sampled collections received during 2023 to verify the accuracy of the Loans.

•We recalculated the effective interest rate for a sample of Loans based on the contractual net cash flows.

•We recomputed the present value of expected future net cash flows discounted at the effective interest rate and the initial provision for credit losses for a sample of new Consumer Loan assignments.

•We selected a sample of Loans and recomputed the provision for credit losses and finance charge revenue for the year-ended December 31, 2023, and allowance for credit losses as of December 31, 2023. For the sample tested, we also recomputed the estimated dealer holdback, if applicable.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Southfield, Michigan
February 9, 2024

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)	As of December 31,
	2023	2022
ASSETS:
Cash and cash equivalents	$13.2	$7.7
Restricted cash and cash equivalents	457.7	410.0
Restricted securities available for sale	93.2	72.3

Loans receivable	10,020.1	9,165.5
Allowance for credit losses	(3,064.8)	(2,867.8)
Loans receivable, net	6,955.3	6,297.7

Property and equipment, net	46.5	51.4
Income taxes receivable	4.3	8.7
Other assets	40.0	56.9
Total Assets	$7,610.2	$6,904.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$318.8	$260.8
Revolving secured lines of credit	79.2	30.9
Secured financing	3,990.9	3,756.4
Senior notes	989.0	794.5
Mortgage note	8.4	8.9
Deferred income taxes, net	389.2	426.7
Income taxes payable	81.0	2.5
Total Liabilities	5,856.5	5,280.7

Commitments and Contingencies - See Note 16
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 12,522,397 and 12,756,885 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	0.1	0.1
Paid-in capital	279.0	245.7
Retained earnings	1,475.6	1,381.1
Accumulated other comprehensive loss	(1.0)	(2.9)
Total Shareholders’ Equity	1,753.7	1,624.0
Total Liabilities and Shareholders’ Equity	$7,610.2	$6,904.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2023	2022	2021
Revenue:
Finance charges	$1,755.4	$1,686.3	$1,742.6
Premiums earned	79.6	62.7	60.3
Other income	66.9	83.4	53.1
Total revenue	1,901.9	1,832.4	1,856.0
Costs and expenses:
Salaries and wages	280.2	262.0	218.1
General and administrative	87.2	88.7	100.3
Sales and marketing	91.7	75.6	65.3
Total operating expenses	459.1	426.3	383.7

Provision for credit losses on forecast changes	413.7	137.7	(356.7)
Provision for credit losses on new Consumer Loan assignments	322.5	343.7	365.1
Total provision for credit losses	736.2	481.4	8.4

Interest	266.5	166.6	164.2
Provision for claims	70.7	46.4	38.8
Loss on extinguishment of debt	1.8	—	—
Total costs and expenses	1,534.3	1,120.7	595.1
Income before provision for income taxes	367.6	711.7	1,260.9
Provision for income taxes	81.5	175.9	302.6
Net income	$286.1	$535.8	$958.3
Net income per share:
Basic	$22.09	$39.50	$59.57
Diluted	$21.99	$39.32	$59.52
Weighted average shares outstanding:
Basic	12,953,424	13,563,885	16,085,823
Diluted	13,010,735	13,625,081	16,100,552

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	For the Years Ended December 31,
	2023	2022	2021
Net income	$286.1	$535.8	$958.3
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	1.9	(3.1)	(1.4)
Other comprehensive income (loss)	1.9	(3.1)	(1.4)
Comprehensive income	$288.0	$532.7	$956.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions)	Common Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2021	17,092,432	$0.2	$161.9	$2,138.8	$1.6	$2,302.5
Net income	—	—	—	958.3	—	958.3
Other comprehensive loss	—	—	—	—	(1.4)	(1.4)
Stock-based compensation	—	—	24.8	—	—	24.8
Forfeiture of restricted stock awards	(109,085)	—	—	—	—	—
Repurchase of common stock	(2,884,126)	(0.1)	(1.3)	(1,470.4)	—	(1,471.8)
Restricted stock units converted to common stock	11,416	—	—	—	—	—
Stock options exercised	35,251	—	11.8	—	—	11.8
Balance, December 31, 2021	14,145,888	0.1	197.2	1,626.7	0.2	1,824.2
Net income	—	—	—	535.8	—	535.8
Other comprehensive loss	—	—	—	—	(3.1)	(3.1)
Stock-based compensation	—	—	36.5	—	—	36.5
Repurchase of common stock	(1,491,481)	—	(3.1)	(781.4)	—	(784.5)
Restricted stock units converted to common stock	57,928	—	—	—	—	—
Stock options exercised	44,550	—	15.1	—	—	15.1
Balance, December 31, 2022	12,756,885	0.1	245.7	1,381.1	(2.9)	1,624.0
Net income	—	—	—	286.1	—	286.1
Other comprehensive gain	—	—	—	—	1.9	1.9
Stock-based compensation	—	—	39.1	—	—	39.1
Repurchase of common stock	(409,317)	—	(11.0)	(191.6)	—	(202.6)
Restricted stock units converted to common stock	159,205	—	—	—	—	—
Stock options exercised	15,624	—	5.2	—	—	5.2
Balance, December 31, 2023	12,522,397	$0.1	$279.0	$1,475.6	$(1.0)	$1,753.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Years Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$286.1	$535.8	$958.3
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	736.2	481.4	8.4
Depreciation	8.9	9.0	9.7
Amortization	17.7	16.6	16.6
Provision (credit) for deferred income taxes	(38.0)	(7.7)	44.7
Stock-based compensation	39.1	36.5	24.8
Loss on extinguishment of debt	1.8	—	—
Other	0.6	0.3	(0.4)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	49.7	67.9	(10.7)
Decrease in income taxes receivable	4.4	100.5	37.8
Increase in income taxes payable	78.5	2.3	—
Decrease (increase) in other assets	18.8	(3.9)	(19.8)
Net cash provided by operating activities	1,203.8	1,238.7	1,069.4
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(43.3)	(50.1)	(38.8)
Proceeds from sale of restricted securities available for sale	15.8	11.1	22.2
Maturities of restricted securities available for sale	8.5	24.3	18.3
Principal collected on Loans receivable	3,036.8	3,413.3	3,808.5
Advances to Dealers	(2,933.7)	(2,530.0)	(2,059.0)
Purchases of Consumer Loans	(1,214.1)	(1,095.3)	(1,108.8)
Accelerated payments of Dealer Holdback	(46.9)	(44.2)	(44.1)
Payments of Dealer Holdback	(235.9)	(186.6)	(153.4)
Purchases of property and equipment	(4.0)	(3.1)	(7.6)
Net cash provided by (used in) investing activities	(1,416.8)	(460.6)	437.3
Cash Flows From Financing Activities:
Borrowings under revolving secured lines of credit	7,431.9	6,622.6	1,562.6
Repayments under revolving secured lines of credit	(7,383.6)	(6,594.3)	(1,655.9)
Proceeds from secured financing	2,762.0	1,541.9	1,830.8
Repayments of secured financing	(2,519.8)	(1,599.2)	(1,729.0)
Proceeds from issuance of senior notes	600.0	—	—
Repayment of senior notes	(400.0)	—	—
Payments of debt issuance costs and debt extinguishment costs	(33.3)	(12.5)	(16.4)
Repurchase of common stock	(202.6)	(784.5)	(1,471.8)
Proceeds from stock options exercised	5.2	15.1	11.8
Other	6.4	16.3	(0.8)
Net cash provided by (used in) financing activities	266.2	(794.6)	(1,468.7)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	53.2	(16.5)	38.0
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	417.7	434.2	396.2
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$470.9	$417.7	$434.2
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$242.1	$147.3	$149.4
Cash paid during the period for income taxes, net of refunds	$31.9	$72.7	$213.2

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

We refer to automobile dealers who participate in our programs and who share our commitment to changing consumers’ lives as “Dealers.” Upon enrollment in our financing programs, the Dealer enters into a Dealer servicing agreement with us that defines the legal relationship between Credit Acceptance and the Dealer. The Dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on retail installment contracts (referred to as “Consumer Loans”) from the Dealers to us. We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the Dealer and assigned to us.

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2023	2022	2021
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	80.9%	84.8%	91.0%

In recent years, we expanded our financing programs to consumers with higher credit ratings, which has contributed to the reduction in the percentage of total unit volume with either FICO® scores below 650 or no FICO® scores over the three year period presented above.

We have two programs: the Portfolio Program and the Purchase Program. Under the Portfolio Program, we advance money to Dealers (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans. Under the Purchase Program, we buy the Consumer Loans from the Dealers (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer. Dealer Loans and Purchased Loans are collectively referred to as “Loans.” The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
2021	67.9%	32.1%	65.0%	35.0%
2022	73.5%	26.5%	69.8%	30.2%
2023	74.0%	26.0%	70.7%	29.3%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Our primary subsidiaries as of December 31, 2023 are: Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Funding LLC 2023-A, and Credit Acceptance Funding LLC 2023-5.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of December 31, 2023 and 2022, we had $12.8 million and $7.1 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of December 31, 2023 and 2022, we had $453.7 million and $406.5 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$13.2	$7.7	$23.3
Restricted cash and cash equivalents	457.7	410.0	410.9
Total cash and cash equivalents and restricted cash and cash equivalents	$470.9	$417.7	$434.2

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

Portfolio Segments and Classes. Our Loan portfolio consists of two portfolio segments: Dealer Loans and Purchased Loans. Our determination is based on the following:

•We have two financing programs: the Portfolio Program and the Purchase Program. We are considered to be a lender to Dealers for Consumer Loans assigned under the Portfolio Program and a purchaser of Consumer Loans assigned under the Purchase Program.
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

The outstanding balance of each Loan included in Loans receivable is comprised of the following:

•cash paid to the Dealer (or to third-party ancillary product providers on the Dealer’s behalf) for the Consumer Loan assignment (advance under the Portfolio Program or one-time purchase payment under the Purchase Program);
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

We monitor and evaluate the credit quality of Consumer Loans on a monthly basis by comparing our current forecasted collection rates to our initial expectations. We use a statistical model that considers a number of credit quality indicators to estimate the expected collection rate for each Consumer Loan at the time of assignment. The credit quality indicators considered in our model include attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information, and other factors. We continue to evaluate the expected collection rate for each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast.  Since all known, significant credit quality indicators have already been factored into our forecasts and pricing, we are not able to use any specific credit quality indicators to predict or explain variances in actual performance from our initial expectations. Any variances in performance from our initial expectations are a result of Consumer Loans performing differently from historical Consumer Loans with similar characteristics. We periodically adjust our statistical pricing model for new trends that we identify through our evaluation of these forecasted collection rate variances.

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

Methodology Changes. During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the first quarter of 2022, we removed the COVID-19 forecast adjustment (as defined in Note 5) from our estimate of future net cash flows and enhanced our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 5. For the three year period ended December 31, 2023, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Property and Equipment

Purchases of property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful life of the asset. Estimated useful lives are generally as follows: buildings – 40 years, building improvements – 10 years, data processing equipment – 3 years, software – 5 years, and office furniture and equipment – 7 years. The cost of assets sold or retired and the related accumulated depreciation are removed from the balance sheet at the time of disposition and any resulting gain or loss is included in operations. Maintenance, repairs, and minor replacements are charged to operations as incurred; major replacements and improvements are capitalized. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Costs incurred during the application development stage of software developed for internal use are capitalized and generally depreciated on a straight-line basis over five years. Costs incurred to maintain existing software are expensed as incurred. For additional information regarding our property and equipment, see Note 6 to the consolidated financial statements.

Deferred Debt Issuance Costs

Deferred debt issuance costs associated with secured financings and senior notes are included as a deduction from the carrying amount of the related debt liability, and deferred debt issuance costs associated with our revolving secured line of credit facility are included in other assets. Expenses associated with the issuance of debt instruments are capitalized and amortized as interest expense over the term of the debt instrument using the effective interest method for asset-backed secured financings (“Term ABS financings”) and senior notes and the straight-line method for lines of credit and revolving secured warehouse (“Warehouse”) facilities. For additional information regarding deferred debt issuance costs, see Note 9 to the consolidated financial statements.

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

We provide Dealers the ability to offer vehicle service contracts to consumers through our relationships with Third-Party Providers (“TPPs”). A vehicle service contract provides the consumer protection by paying for the repair or replacement of certain components of the vehicle in the event of a mechanical failure. The retail price of the vehicle service contract is included in the principal balance of the Consumer Loan. The wholesale cost of the vehicle service contract is paid to the TPP, net of an administrative fee retained by us. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. Under the Portfolio Program, the wholesale cost of the vehicle service contract and the commission paid to the Dealer are charged to the Dealer’s advance balance. TPPs process claims on vehicle service contracts that are underwritten by third-party insurers. We bear the risk of loss for claims on certain vehicle service contracts that are reinsured by us. We market the vehicle service contracts directly to Dealers.

We provide Dealers the ability to offer Guaranteed Asset Protection (“GAP”) to consumers through our relationships with TPPs. GAP provides the consumer protection by paying the difference between the loan balance and the amount covered by the consumer’s insurance policy in the event of a total loss of the vehicle due to severe damage or theft. The retail price of GAP is included in the principal balance of the Consumer Loan. The wholesale cost of GAP is paid to the TPP, net of an administrative fee retained by us. The difference between the wholesale cost and the retail price to the consumer is paid to the Dealer as a commission. Under the Portfolio Program, the wholesale cost of GAP and the commission paid to the Dealer are charged to the Dealer’s advance balance. TPPs process claims on GAP contracts that are underwritten by third-party insurers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members. We offer matching contributions to the 401(k) plan based on each enrolled team members’ eligible annual gross pay (subject to statutory limitations). Our matching contribution rate is equal to 100% of the first 4% participants contribute and an additional 50% of the next 2% participants contribute, for a maximum matching contribution of 5% of each participant’s eligible annual gross pay. For the years ended December 31, 2023, 2022 and 2021, we recognized compensation expense of $9.4 million, $8.5 million, and $7.5 million, respectively, for our matching contributions to the plan.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.5 million for the year ended December 31, 2023, $1.0 million for the year ended December 31, 2022, and $0.3 million for the year ended December 31, 2021.

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

Reference Rate Reform: Deferral of the Sunset Date. In December 2022, the FASB issued ASU 2022-06, which amends ASU 2020-04 to extend the period of time preparers can utilize the reference rate reform relief guidance during the phaseout of the London Interbank Offered Rate. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The adoption of ASU 2022-06 on January 1, 2023 did not have a material impact on our consolidated financial statements or related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

New Accounting Update Not Yet Adopted

Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. In October 2023, the FASB issued ASU 2023-06, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. We are currently evaluating the impact the adoption of ASU 2023-06 will have on our consolidated financial statements and related disclosures.

Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, which enhances the required disclosures for operating segments in our annual and interim consolidated financial statements. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted but we have not yet adopted ASU 2023-07. We are currently evaluating the impact the adoption of ASU 2023-07 will have on our consolidated financial statements and related disclosures.

Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, which intends to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, but we have not yet adopted ASU 2023-09. We are currently evaluating the impact the adoption of ASU 2023-09 will have on our consolidated financial statements and related disclosures.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current presentation.

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2023 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

3.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate their value.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents.  The carrying amounts approximate their fair value due to the short maturity of these instruments.

Restricted Securities Available for Sale.  The fair value of U.S. Government and agency securities, corporate bonds, and municipal bonds is based on quoted market values in active markets.  For asset-backed securities, mortgage-backed securities, and commercial paper we use model-based valuation techniques for which all significant assumptions are observable in the market.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of December 31,
	2023		2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$13.2	$13.2	$7.7	$7.7
Restricted cash and cash equivalents	457.7	457.7	410.0	410.0
Restricted securities available for sale	93.2	93.2	72.3	72.3
Loans receivable, net	6,955.3	7,759.1	6,297.7	6,767.9
Liabilities
Revolving secured lines of credit	$79.2	$79.2	$30.9	$30.9
Secured financing	3,990.9	4,025.9	3,756.4	3,581.9
Senior notes	989.0	1,039.8	794.5	759.0
Mortgage note	8.4	8.4	8.9	8.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$13.2	$—	$—	$13.2
Restricted cash and cash equivalents (1)	457.7	—	—	457.7
Restricted securities available for sale (2)	75.1	18.1	—	93.2
Loans receivable, net (1)	—	—	7,759.1	7,759.1
Liabilities
Revolving secured lines of credit (1)	$—	$79.2	$—	$79.2
Secured financing (1)	3,225.8	800.1	—	4,025.9
Senior notes (1)	1,039.8	—	—	1,039.8
Mortgage note (1)	—	8.4	—	8.4

(In millions)	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$7.7	$—	$—	$7.7
Restricted cash and cash equivalents (1)	410.0	—	—	410.0
Restricted securities available for sale (2)	58.7	13.6	—	72.3
Loans receivable, net (1)	—	—	6,767.9	6,767.9
Liabilities
Revolving secured lines of credit (1)	$—	$30.9	$—	$30.9
Secured financing (1)	2,781.8	800.1	—	3,581.9
Senior notes (1)	759.0	—	—	759.0
Mortgage note (1)	—	8.9	—	8.9

(1)    Measured at amortized cost with fair value disclosed.
(2)    Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$40.5	$0.3	$(0.9)	$39.9
U.S. Government and agency securities	35.2	0.2	(0.9)	34.5
Asset-backed securities	18.0	0.1	(0.2)	17.9
Municipal securities	0.7	—	—	0.7
Mortgage-backed securities	0.2	—	—	0.2
Total restricted securities available for sale	$94.6	$0.6	$(2.0)	$93.2
(In millions)	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$32.6	$—	$(1.7)	$30.9
U.S. Government and agency securities	29.5	—	(1.7)	27.8
Asset-backed securities	13.8	—	(0.4)	13.4
Mortgage-backed securities	0.2	—	—	0.2
Total restricted securities available for sale	$76.1	$—	$(3.8)	$72.3

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2023
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$2.7	$—	$18.4	$(0.9)	$21.1	$(0.9)
U.S. Government and agency securities	6.8	(0.1)	16.4	(0.8)	23.2	(0.9)
Asset-backed securities	1.6	—	7.3	(0.2)	8.9	(0.2)
Mortgage-backed securities	—	—	0.2	—	0.2	—
Total restricted securities available for sale	$11.1	$(0.1)	$42.3	$(1.9)	$53.4	$(2.0)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2022
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.1	$(0.6)	$13.3	$(1.1)	$28.4	$(1.7)
U.S. Government and agency securities	18.0	(0.8)	9.2	(0.9)	27.2	(1.7)
Asset-backed securities	6.6	(0.1)	4.4	(0.3)	11.0	(0.4)
Mortgage-backed securities	0.3	—	—	—	0.3	—
Total restricted securities available for sale	$40.0	$(1.5)	$26.9	$(2.3)	$66.9	$(3.8)

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

(In millions)	As of December 31,
	2023		2022
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$6.9	$6.8	$4.0	$3.9
Over one year to five years	80.5	79.1	66.4	63.0
Over five years to ten years	7.1	7.2	5.6	5.3
Over ten years	0.1	0.1	0.1	0.1
Total restricted securities available for sale	$94.6	$93.2	$76.1	$72.3

5.    LOANS RECEIVABLE

Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of December 31, 2023
	Dealer Loans	Purchased Loans	Total
Loans receivable	$7,065.5	$2,954.6	$10,020.1
Allowance for credit losses	(2,355.7)	(709.1)	(3,064.8)
Loans receivable, net	$4,709.8	$2,245.5	$6,955.3

(In millions)	As of December 31, 2022
	Dealer Loans	Purchased Loans	Total
Loans receivable	$6,074.8	$3,090.7	$9,165.5
Allowance for credit losses	(2,000.0)	(867.8)	(2,867.8)
Loans receivable, net	$4,074.8	$2,222.9	$6,297.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in Loans receivable and allowance for credit losses is as follows:

(In millions)	For the Year Ended December 31, 2023
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,074.8	$3,090.7	$9,165.5	$(2,000.0)	$(867.8)	$(2,867.8)	$4,074.8	$2,222.9	$6,297.7
Finance charges	1,575.5	925.5	2,501.0	(528.8)	(216.8)	(745.6)	1,046.7	708.7	1,755.4
Provision for credit losses	—	—	—	(427.7)	(308.5)	(736.2)	(427.7)	(308.5)	(736.2)
New Consumer Loan assignments (1)	2,933.7	1,214.1	4,147.8	—	—	—	2,933.7	1,214.1	4,147.8
Collections (2)	(3,147.7)	(1,656.8)	(4,804.5)	—	—	—	(3,147.7)	(1,656.8)	(4,804.5)
Accelerated Dealer Holdback payments	46.9	—	46.9	—	—	—	46.9	—	46.9
Dealer Holdback payments	235.9	—	235.9	—	—	—	235.9	—	235.9
Transfers (3)	(100.9)	100.9	—	35.8	(35.8)	—	(65.1)	65.1	—
Write-offs	(566.6)	(723.8)	(1,290.4)	566.6	723.8	1,290.4	—	—	—
Recoveries (4)	1.6	4.0	5.6	(1.6)	(4.0)	(5.6)	—	—	—
Deferral of Loan origination costs	12.3	—	12.3	—	—	—	12.3	—	12.3
Balance, end of period	$7,065.5	$2,954.6	$10,020.1	$(2,355.7)	$(709.1)	$(3,064.8)	$4,709.8	$2,245.5	$6,955.3

(In millions)	For the Year Ended December 31, 2022
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,655.1	$3,694.7	$9,349.8	$(1,767.8)	$(1,245.7)	$(3,013.5)	$3,887.3	$2,449.0	$6,336.3
Finance charges	1,391.0	997.8	2,388.8	(442.4)	(260.1)	(702.5)	948.6	737.7	1,686.3
Provision for credit losses	—	—	—	(240.4)	(241.0)	(481.4)	(240.4)	(241.0)	(481.4)
New Consumer Loan assignments (1)	2,530.0	1,095.3	3,625.3	—	—	—	2,530.0	1,095.3	3,625.3
Collections (2)	(3,237.5)	(1,871.9)	(5,109.4)	—	—	—	(3,237.5)	(1,871.9)	(5,109.4)
Accelerated Dealer Holdback payments	44.2	—	44.2	—	—	—	44.2	—	44.2
Dealer Holdback payments	186.6	—	186.6	—	—	—	186.6	—	186.6
Transfers (3)	(72.1)	72.1	—	18.3	(18.3)	—	(53.8)	53.8	—
Write-offs	(433.4)	(900.4)	(1,333.8)	433.4	900.4	1,333.8	—	—	—
Recoveries (4)	1.1	3.1	4.2	(1.1)	(3.1)	(4.2)	—	—	—
Deferral of Loan origination costs	9.8	—	9.8	—	—	—	9.8	—	9.8
Balance, end of period	$6,074.8	$3,090.7	$9,165.5	$(2,000.0)	$(867.8)	$(2,867.8)	$4,074.8	$2,222.9	$6,297.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(In millions)	For the Year Ended December 31, 2021
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,869.6	$4,255.2	$10,124.8	$(1,702.1)	$(1,634.8)	$(3,336.9)	$4,167.5	$2,620.4	$6,787.9
Finance charges	1,385.1	1,117.9	2,503.0	(413.8)	(346.6)	(760.4)	971.3	771.3	1,742.6
Provision for credit losses	—	—	—	28.2	(36.6)	(8.4)	28.2	(36.6)	(8.4)
New Consumer Loan assignments (1)	2,059.0	1,108.8	3,167.8	—	—	—	2,059.0	1,108.8	3,167.8
Collections (2)	(3,464.6)	(2,095.1)	(5,559.7)	—	—	—	(3,464.6)	(2,095.1)	(5,559.7)
Accelerated Dealer Holdback payments	44.1	—	44.1	—	—	—	44.1	—	44.1
Dealer Holdback payments	153.4	—	153.4	—	—	—	153.4	—	153.4
Transfers (3)	(115.7)	115.7	—	35.5	(35.5)	—	(80.2)	80.2	—
Write-offs	(286.2)	(810.3)	(1,096.5)	286.2	810.3	1,096.5	—	—	—
Recoveries (4)	1.8	2.5	4.3	(1.8)	(2.5)	(4.3)	—	—	—
Deferral of Loan origination costs	8.6	—	8.6	—	—	—	8.6	—	8.6
Balance, end of period	$5,655.1	$3,694.7	$9,349.8	$(1,767.8)	$(1,245.7)	$(3,013.5)	$3,887.3	$2,449.0	$6,336.3

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

(In millions)	For the Year Ended December 31, 2023
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$146.2	$176.3	$322.5
Forecast changes	281.5	132.2	413.7
Total	$427.7	$308.5	$736.2

(In millions)	For the Year Ended December 31, 2022
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$154.8	$188.9	$343.7
Forecast changes	85.6	52.1	137.7
Total	$240.4	$241.0	$481.4

(In millions)	For the Year Ended December 31, 2021
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$153.1	$212.0	$365.1
Forecast changes	(181.3)	(175.4)	(356.7)
Total	$(28.2)	$36.6	$8.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The net Loan income (finance charge revenue less provision for credit losses expense) that we recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. Under CECL, we are required to recognize:
•a significant provision for credit losses expense at the time of assignment for contractual net cash flows we do not expect to realize; and
•finance charge revenue in subsequent periods that is significantly in excess of our expected yields.

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Year Ended December 31, 2023
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$4,579.3	$2,438.1	$7,017.4
Expected net cash flows at the time of assignment (2)	4,154.8	1,704.4	5,859.2
Loans receivable at the time of assignment (3)	2,933.7	1,214.1	4,147.8

Provision for credit losses expense at the time of assignment	$(146.2)	$(176.3)	$(322.5)
Expected future finance charges at the time of assignment (4)	1,367.3	666.6	2,033.9
Expected net Loan income at the time of assignment (5)	$1,221.1	$490.3	$1,711.4

(In millions)	For the Year Ended December 31, 2022
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,874.4	$2,185.9	$6,060.3
Expected net cash flows at the time of assignment (2)	3,516.1	1,497.0	5,013.1
Loans receivable at the time of assignment (3)	2,530.0	1,095.3	3,625.3

Provision for credit losses expense at the time of assignment	$(154.8)	$(188.9)	$(343.7)
Expected future finance charges at the time of assignment (4)	1,140.9	590.6	1,731.5
Expected net Loan income at the time of assignment (5)	$986.1	$401.7	$1,387.8

(In millions)	For the Year Ended December 31, 2021
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,202.5	$2,324.1	$5,526.6
Expected net cash flows at the time of assignment (2)	2,880.9	1,549.1	4,430.0
Loans receivable at the time of assignment (3)	2,059.0	1,108.8	3,167.8

Provision for credit losses expense at the time of assignment	$(153.1)	$(212.0)	$(365.1)
Expected future finance charges at the time of assignment (4)	975.0	652.3	1,627.3
Expected net Loan income at the time of assignment (5)	$821.9	$440.3	$1,262.2

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
(5)Represents the amount that expected net cash flows at the time of assignment (2) exceed Loans receivable at the time of assignment (3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Year Ended December 31, 2023
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,637.9	$3,395.5	$9,033.4
New Consumer Loan assignments (1)	4,154.8	1,704.4	5,859.2
Realized net cash flows (2)	(2,864.9)	(1,656.8)	(4,521.7)
Forecast changes	(125.3)	(81.0)	(206.3)
Transfers (3)	(95.3)	109.9	14.6
Balance, end of period	$6,707.2	$3,472.0	$10,179.2

(In millions)	For the Year Ended December 31, 2022
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,249.7	$3,698.6	$8,948.3
New Consumer Loan assignments (1)	3,516.1	1,497.0	5,013.1
Realized net cash flows (2)	(3,006.7)	(1,871.9)	(4,878.6)
Forecast changes	(41.6)	(18.1)	(59.7)
Transfers (3)	(79.6)	89.9	10.3
Balance, end of period	$5,637.9	$3,395.5	$9,033.4

(In millions)	For the Year Ended December 31, 2021
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,664.3	$3,880.1	$9,544.4
New Consumer Loan assignments (1)	2,880.9	1,549.1	4,430.0
Realized net cash flows (2)	(3,267.1)	(2,095.1)	(5,362.2)
Forecast changes	87.7	238.4	326.1
Transfers (3)	(116.1)	126.1	10.0
Balance, end of period	$5,249.7	$3,698.6	$8,948.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our prior forecasted collection rates and our initial expectations. For additional information regarding credit quality, see Note 2 to the consolidated financial statements. The following table compares our aggregated forecast of Consumer Loan collection rates as of December 31, 2023, with the aggregated forecasts as of December 31, 2022, as of December 31, 2021, and at the time of assignment, segmented by year of assignment:

	Total Loans as of December 31, 2023
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2023	December 31, 2022	December 31, 2021	Initial Forecast	December 31, 2022	December 31, 2021	Initial Forecast
2014	71.7%	71.7%	71.5%	71.8%	0.0%	0.2%	-0.1%
2015	65.2%	65.2%	65.1%	67.7%	0.0%	0.1%	-2.5%
2016	63.8%	63.8%	63.6%	65.4%	0.0%	0.2%	-1.6%
2017	64.7%	64.7%	64.4%	64.0%	0.0%	0.3%	0.7%
2018	65.5%	65.2%	65.1%	63.6%	0.3%	0.4%	1.9%
2019	66.9%	66.6%	66.5%	64.0%	0.3%	0.4%	2.9%
2020	67.6%	67.8%	67.9%	63.4%	-0.2%	-0.3%	4.2%
2021	64.5%	66.2%	66.5%	66.3%	-1.7%	-2.0%	-1.8%
2022	62.7%	66.3%	—	67.5%	-3.6%	—	-4.8%
2023	67.4%	—	—	67.5%	—	—	-0.1%

	Dealer Loans as of December 31, 2023
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2023	December 31, 2022	December 31, 2021	Initial Forecast	December 31, 2022	December 31, 2021	Initial Forecast
2014	71.6%	71.6%	71.4%	71.9%	0.0%	0.2%	-0.3%
2015	64.6%	64.5%	64.4%	67.5%	0.1%	0.2%	-2.9%
2016	63.0%	63.0%	62.8%	65.1%	0.0%	0.2%	-2.1%
2017	64.0%	64.0%	63.8%	63.8%	0.0%	0.2%	0.2%
2018	64.9%	64.6%	64.6%	63.6%	0.3%	0.3%	1.3%
2019	66.5%	66.3%	66.2%	63.9%	0.2%	0.3%	2.6%
2020	67.4%	67.7%	67.6%	63.3%	-0.3%	-0.2%	4.1%
2021	64.2%	66.0%	66.2%	66.3%	-1.8%	-2.0%	-2.1%
2022	62.0%	65.8%	—	67.3%	-3.8%	—	-5.3%
2023	66.4%	—	—	66.8%	—	—	-0.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Purchased Loans as of December 31, 2023
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2023	December 31, 2022	December 31, 2021	Initial Forecast	December 31, 2022	December 31, 2021	Initial Forecast
2014	72.6%	72.5%	72.4%	70.9%	0.1%	0.2%	1.7%
2015	68.9%	68.9%	68.9%	68.5%	0.0%	0.0%	0.4%
2016	66.1%	66.0%	65.8%	66.5%	0.1%	0.3%	-0.4%
2017	66.3%	66.3%	66.0%	64.6%	0.0%	0.3%	1.7%
2018	66.8%	66.4%	66.4%	63.5%	0.4%	0.4%	3.3%
2019	67.5%	67.2%	67.2%	64.2%	0.3%	0.3%	3.3%
2020	67.8%	68.0%	68.4%	63.6%	-0.2%	-0.6%	4.2%
2021	65.0%	66.7%	67.1%	66.3%	-1.7%	-2.1%	-1.3%
2022	64.3%	67.4%	—	68.0%	-3.1%	—	-3.7%
2023	70.1%	—	—	69.4%	—	—	0.7%

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

We evaluate and adjust the expected collection rate for each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of December 31, 2023 and December 31, 2022, segmented by year of assignment:

(In millions)	Total Loans as of December 31, 2023 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$24.2	$16.8	$73.5	$204.9	$319.4
2019	150.7	83.8	237.6	39.5	511.6
2020	328.9	165.5	314.5	4.6	813.5
2021	596.6	262.1	368.7	0.7	1,228.1
2022	1,518.0	499.8	422.5	—	2,440.3
2023	3,888.7	666.5	152.0	—	4,707.2
	$6,507.1	$1,694.5	$1,568.8	$249.7	$10,020.1

(In millions)	Dealer Loans as of December 31, 2023 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$11.7	$7.9	$35.0	$117.8	$172.4
2019	69.9	38.0	111.2	22.0	241.1
2020	201.7	98.0	190.4	3.5	493.6
2021	407.3	173.4	245.0	0.6	826.3
2022	1,109.4	360.4	303.5	—	1,773.3
2023	2,942.3	503.6	112.9	—	3,558.8
	$4,742.3	$1,181.3	$998.0	$143.9	$7,065.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(In millions)	Purchased Loans as of December 31, 2023 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$12.5	$8.9	$38.5	$87.1	$147.0
2019	80.8	45.8	126.4	17.5	270.5
2020	127.2	67.5	124.1	1.1	319.9
2021	189.3	88.7	123.7	0.1	401.8
2022	408.6	139.4	119.0	—	667.0
2023	946.4	162.9	39.1	—	1,148.4
	$1,764.8	$513.2	$570.8	$105.8	$2,954.6

(In millions)	Total Loans as of December 31, 2022 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$16.1	$9.6	$42.2	$167.7	$235.6
2018	142.8	71.7	197.5	37.3	449.3
2019	446.5	214.0	411.9	6.5	1,078.9
2020	732.6	332.8	421.1	0.9	1,487.4
2021	1,209.1	480.4	398.8	—	2,088.3
2022	3,036.1	631.1	158.8	—	3,826.0
	$5,583.2	$1,739.6	$1,630.3	$212.4	$9,165.5

(In millions)	Dealer Loans as of December 31, 2022 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$7.7	$4.5	$20.4	$103.1	$135.7
2018	71.5	34.3	97.3	21.3	224.4
2019	215.2	100.7	196.9	4.2	517.0
2020	461.6	204.6	259.4	0.7	926.3
2021	836.1	324.8	268.0	—	1,428.9
2022	2,258.6	467.1	116.8	—	2,842.5
	$3,850.7	$1,136.0	$958.8	$129.3	$6,074.8

(In millions)	Purchased Loans as of December 31, 2022 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2017 and prior	$8.4	$5.1	$21.8	$64.6	$99.9
2018	71.3	37.4	100.2	16.0	224.9
2019	231.3	113.3	215.0	2.3	561.9
2020	271.0	128.2	161.7	0.2	561.1
2021	373.0	155.6	130.8	—	659.4
2022	777.5	164.0	42.0	—	983.5
	$1,732.5	$603.6	$671.5	$83.1	$3,090.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the write-offs for Consumer Loan assignments for the year ended December 31, 2023, segmented by year of assignment:

(In millions)	For the Year Ended December 31, 2023
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2018 and prior	$120.6	$104.8	$225.4
2019	101.3	176.6	277.9
2020	107.0	101.9	208.9
2021	107.2	119.7	226.9
2022	113.3	158.0	271.3
2023	17.2	62.8	80.0
	$566.6	$723.8	$1,290.4

During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the first half of 2023, we experienced a decrease in Consumer Loan prepayments to below-average levels and, as a result, slowed our forecasted net cash flow timing. The below-average levels of Consumer Loan prepayments continued through the fourth quarter of 2023. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change through provision for credit losses. The implementation of the adjustment to our forecasting methodology during the second quarter of 2023 reduced forecasted net cash flows by $44.5 million, or 0.5%, and increased provision for credit losses by $71.3 million.

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

The removal of the COVID forecast adjustment and the implementation of the enhanced forecasting methodology during the first quarter of 2022 impacted forecasted net cash flows and provision for credit losses as follows:

(In millions)	Increase / (Decrease) in
Forecasting Methodology Changes	Forecasted Net Cash Flows	Provision for Credit Losses
Removal of COVID forecast adjustment	$149.5	$(118.5)
Implementation of enhanced forecasting methodology	(53.8)	47.9
Total	$95.7	$(70.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of December 31,
	2023	2022
Land and land improvements	$2.9	$2.9
Building and improvements	58.8	58.8
Data processing equipment and software	50.0	47.2
Office furniture and equipment	2.6	3.0
Total property and equipment	114.3	111.9
Less: Accumulated depreciation on property and equipment	(67.8)	(60.5)
Total property and equipment, net	$46.5	$51.4

As the vast majority of our team members now work remotely, we have significant excess space in the two office buildings that we own. We are actively exploring options to reduce our office space, which could result in the sale or lease of one or both of our buildings. As there is currently a significant amount of unoccupied office space, we believe the market value of our buildings and improvements, land and land improvements, and office furniture and equipment is significantly less than their combined carrying value of $34.4 million. If we were to reclassify one or both of these buildings as held for sale, we would be required to record an impairment charge to reduce their carrying value to their estimated market value less costs to sell.

Depreciation expense on property and equipment was $8.9 million, $9.0 million, and $9.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Years Ended December 31,
	2023	2022	2021
Net assumed written premiums	$92.8	$72.5	$56.4
Net premiums earned	79.6	62.7	60.3
Provision for claims	70.7	46.4	38.8
Amortization of capitalized acquisition costs	1.9	1.5	1.4

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of December 31,
	Balance Sheet location	2023	2022
Trust assets	Restricted cash and cash equivalents	$1.4	$0.4
Trust assets	Restricted securities available for sale	93.2	72.3
Unearned premium	Accounts payable and accrued liabilities	67.6	54.4
Claims reserve (1)	Accounts payable and accrued liabilities	5.6	3.1

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

The following tables present information about incurred and paid claims development for the five-year period ended December 31, 2023:

(Dollars in millions)
	Cumulative Incurred Claims					As of December 31, 2023
Incident Year	As of December 31,					Claims Reserve	Cumulative Number of Reported Claims
	2019	2020	2021	2022	2023
2019	$30.1	$30.2	$30.2	$30.2	$30.2	$—	24,422
2020		37.7	37.6	37.7	37.7	—	28,208
2021			38.9	39.2	39.3	—	28,834
2022				46.0	47.7	—	30,441
2023					68.9	5.6	36,538
Total					$223.8	$5.6	148,443

(In millions)	Cumulative Paid Claims
	As of December 31,
Incident Year	2019	2020	2021	2022	2023
2019	$28.3	$30.2	$30.2	$30.2	$30.2
2020		35.4	37.6	37.7	37.7
2021			36.5	39.2	39.3
2022				42.9	47.7
2023					63.3
Total					$218.2

Average Annual Percentage Payout of Incurred Claims by Age
Claim Age (Years)	1	2	3	4	5
Payout Percentage	92.3%	7.5%	0.2%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Years Ended December 31,
	2023	2022	2021
Ancillary product profit sharing	$34.1	$60.6	$40.2
Interest	19.7	6.6	1.2
Remarketing fees	10.7	13.4	7.8
Other	2.4	2.8	3.9
Total	$66.9	$83.4	$53.1

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

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Year Ended December 31, 2023
	Ancillary product profit sharing	Interest	Remarketing fees	Other	Total Other Income
Source of income
Third-Party Providers	$34.1	$19.7	$—	$0.1	$53.9
Dealers	—	—	10.7	2.3	13.0
Total	$34.1	$19.7	$10.7	$2.4	$66.9

Timing of revenue recognition
Over time	$34.1	$19.7	$—	$0.9	$54.7
At a point in time	—	—	10.7	1.5	12.2
Total	$34.1	$19.7	$10.7	$2.4	$66.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9.    DEBT

Debt consists of the following:

(In millions)	As of December 31, 2023
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$79.2	$—	$—	$79.2
Secured financing (2)	4,019.0	(25.6)	(2.5)	3,990.9
Senior notes	1,000.0	(11.0)	—	989.0
Mortgage note	8.4	—	—	8.4
Total debt	$5,106.6	$(36.6)	$(2.5)	$5,067.5

(In millions)	As of December 31, 2022
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$30.9	$—	$—	$30.9
Secured financing (2)	3,776.7	(16.9)	(3.4)	3,756.4
Senior notes	800.0	(5.5)	—	794.5
Mortgage note	8.9	—	—	8.9
Total debt	$4,616.5	$(22.4)	$(3.4)	$4,590.7

(1)Excludes deferred debt issuance costs of $4.2 million and $3.9 million as of December 31, 2023 and December 31, 2022, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

General information for each of our financing transactions in place as of December 31, 2023 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of December 31, 2023
Revolving Secured Line of Credit Facility	n/a	06/22/26		$390.0	At our option, either the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 187.5 basis points or the prime rate plus 87.5 basis points
RTP Facility	n/a	—	(1)	$20.0	BSBY plus 187.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	04/30/26	(3)	$400.0	The Secured Overnight Financing Rate (SOFR) plus 230 basis points
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	12/29/26	(3)	$300.0	SOFR plus 221.4 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/25	(5)	$200.0	SOFR plus 245 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/26	(3)	$75.0	BSBY plus 200 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/21/26	(3)	$200.0	SOFR plus 225.0 basis points (4)
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/25	(6)	$500.0	Fixed rate
Term ABS 2020-3 (2)	Credit Acceptance Funding LLC 2020-3	10/17/22	(3)	$600.0	Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	12/16/24	(6)	$100.0	SOFR plus 220 basis points (4)
Term ABS 2021-2 (2)	Credit Acceptance Funding LLC 2021-2	02/15/23	(3)	$500.0	Fixed rate
Term ABS 2021-3 (2)	Credit Acceptance Funding LLC 2021-3	05/15/23	(3)	$450.0	Fixed rate
Term ABS 2021-4 (2)	Credit Acceptance Funding LLC 2021-4	10/16/23	(3)	$250.1	Fixed rate
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/24	(3)	$350.0	Fixed rate
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	12/15/25	(6)	$200.0	SOFR plus 235 basis points (4)
Term ABS 2022-3 (2)	Credit Acceptance Funding LLC 2022-3	10/15/24	(3)	$389.9	Fixed rate
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/25	(3)	$400.0	Fixed rate
Term ABS 2023-2 (2)	Credit Acceptance Funding LLC 2023-2	05/15/25	(3)	$400.0	Fixed rate
Term ABS 2023-3 (2)	Credit Acceptance Funding LLC 2023-3	08/15/25	(3)	$400.0	Fixed rate
Term ABS 2023-A (2)	Credit Acceptance Funding LLC 2023-A	12/15/25	(6)	$200.0	Fixed rate
Term ABS 2023-5 (2)	Credit Acceptance Funding LLC 2023-5	12/15/25	(3)	$294.0	Fixed rate
2026 Senior Notes	n/a	03/15/26		$400.0	Fixed rate
2028 Senior Notes	n/a	12/15/28		$600.0	Fixed rate
Mortgage Note (2)	Chapter 4 Properties, LLC	08/06/28		$9.0	BSBY plus 150 basis points
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Years Ended December 31,
	2023	2022
Revolving Secured Lines of Credit
Maximum outstanding principal balance	$355.5	$379.7
Average outstanding principal balance	156.8	133.4
Warehouse Facility II
Maximum outstanding principal balance	$201.0	$201.0
Average outstanding principal balance	74.3	83.0
Warehouse Facility IV
Maximum outstanding principal balance	$100.0	$43.8
Average outstanding principal balance	14.0	4.3
Warehouse Facility V
Maximum outstanding principal balance	$82.0	$—
Average outstanding principal balance	5.2	—
Warehouse Facility VI
Maximum outstanding principal balance	$—	$50.0
Average outstanding principal balance	—	23.1
Warehouse Facility VIII
Maximum outstanding principal balance	$82.0	$48.2
Average outstanding principal balance	5.2	4.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2023	2022
Revolving Secured Lines of Credit
Principal balance outstanding	$79.2	$30.9
Amount available for borrowing (1)	330.8	379.1
Interest rate	7.33%	6.25%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.5	1.0
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	0.8	—
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	597.3	627.5
Restricted cash and cash equivalents pledged as collateral	47.6	51.0
Interest rate	5.15%	5.15%
Term ABS 2019-3
Principal balance outstanding	$—	$64.4
Loans pledged as collateral	—	200.9
Restricted cash and cash equivalents pledged as collateral	—	24.5
Interest rate	—%	3.00%
Term ABS 2020-1
Principal balance outstanding	$—	$144.6
Loans pledged as collateral	—	362.5
Restricted cash and cash equivalents pledged as collateral	—	38.8
Interest rate	—%	2.51%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2023	2022
Term ABS 2020-2
Principal balance outstanding	$—	$307.0
Loans pledged as collateral	—	452.0
Restricted cash and cash equivalents pledged as collateral	—	43.9
Interest rate	—%	1.81%
Term ABS 2020-3
Principal balance outstanding	$110.3	$520.7
Loans pledged as collateral	418.4	655.1
Restricted cash and cash equivalents pledged as collateral	42.3	53.9
Interest rate	2.06%	1.47%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	112.8	115.0
Restricted cash and cash equivalents pledged as collateral	8.8	8.5
Interest rate	7.56%	6.52%
Term ABS 2021-2
Principal balance outstanding	$188.2	$500.0
Loans pledged as collateral	415.5	572.9
Restricted cash and cash equivalents pledged as collateral	37.3	44.5
Interest rate	1.38%	1.12%
Term ABS 2021-3
Principal balance outstanding	$265.0	$450.0
Loans pledged as collateral	396.3	519.9
Restricted cash and cash equivalents pledged as collateral	33.8	38.8
Interest rate	1.24%	1.14%
Term ABS 2021-4
Principal balance outstanding	$221.6	$250.1
Loans pledged as collateral	255.2	278.5
Restricted cash and cash equivalents pledged as collateral	21.0	21.8
Interest rate	1.46%	1.44%
Term ABS 2022-1
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	378.2	434.7
Restricted cash and cash equivalents pledged as collateral	27.4	27.7
Interest rate	5.03%	5.03%
Term ABS 2022-2
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	212.1	229.3
Restricted cash and cash equivalents pledged as collateral	14.7	25.6
Interest rate	7.66%	6.65%
Term ABS 2022-3
Principal balance outstanding	$389.9	$389.9
Loans pledged as collateral	418.9	429.2
Restricted cash and cash equivalents pledged as collateral	28.9	27.6
Interest rate	7.68%	7.68%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2023	2022
Term ABS 2023-1
Principal balance outstanding	$400.0	$—
Loans pledged as collateral	611.6	—
Restricted cash and cash equivalents pledged as collateral	38.5	—
Interest rate	6.92%	—%
Term ABS 2023-2
Principal balance outstanding	$400.0	$—
Loans pledged as collateral	701.7	—
Restricted cash and cash equivalents pledged as collateral	42.0	—
Interest rate	6.39%	—%
Term ABS 2023-3
Principal balance outstanding	$400.0	$—
Loans pledged as collateral	643.8	—
Restricted cash and cash equivalents pledged as collateral	40.3	—
Interest rate	6.86%	—%
Term ABS 2023-A
Principal balance outstanding	$200.0	$—
Loans pledged as collateral	273.4	—
Restricted cash and cash equivalents pledged as collateral	17.2	—
Interest rate	7.51%	—%
Term ABS 2023-5
Principal balance outstanding	$294.0	$—
Loans pledged as collateral	433.9	—
Restricted cash and cash equivalents pledged as collateral	52.2	—
Interest rate	6.54%	—%
2024 Senior Notes
Principal balance outstanding	$—	$400.0
Interest rate	—%	5.125%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
2028 Senior Notes
Principal balance outstanding	$600.0	$—
Interest rate	9.250%	—%
Mortgage Note
Principal balance outstanding	$8.4	$8.9
Interest rate	6.88%	5.46%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The financings create indebtedness for which the subsidiaries are liable and which is secured by all the assets of each subsidiary. Such indebtedness is non-recourse to us (other than customary, limited recourse to us in the form of repurchase obligations or indemnification obligations for any violations by us of our representations or obligations as seller, servicer, or custodian), even though we are consolidated for financial reporting purposes with the subsidiaries. Because the subsidiaries are organized as bankruptcy-remote legal entities separate from us, their assets (including the conveyed Loans) are not available to any creditors other than the creditors of the applicable subsidiary.

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

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with each of these transactions, we conveyed Loans on an arms-length basis to a Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than the Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2023-A financings, conveyed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2023-A financings pledged the Loans for the benefit of their respective lenders. The Term ABS 2020-3, 2021-2, 2021-3, 2021-4, 2023-1, 2023-2, 2023-3, 2023-A, and 2023-5 financings each consist of three classes of notes, while the Term ABS 2022-1 and Term ABS 2022-3 financings consist of four classes of notes.

Each Term ABS financing at the time of issuance has a specified revolving period during which we are likely to convey additional Loans to the applicable Funding LLC. Each Funding LLC (other than the Funding LLCs of the Term ABS 2019-2, 2021-1, 2022-2, and 2023-A financings) will then convey the Loans to its respective trust. At the end of the applicable revolving period, the debt outstanding under each financing will begin to amortize.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Term ABS financings create indebtedness for which the applicable trust or Funding LLC is liable and which is secured by all the assets of the applicable trust or Funding LLC. Such indebtedness is non-recourse to us (other than customary, limited recourse to us in the form of repurchase obligations or indemnification obligations for any violations by us of our representations or obligations as seller, servicer, or custodian), even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs. Because the trusts and the Funding LLCs are organized as bankruptcy-remote legal entities separate from us, their assets (including the conveyed Loans) are not available to any creditors other than the creditors of the applicable subsidiary. We receive a monthly servicing fee on each financing equal to either 4% or 6%, depending upon the financing, of the collections received with respect to the conveyed Loans. The fee is paid out of the collections. Except for the servicing fee and Dealer Holdback payments due to Dealers, if a Term ABS financing is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees, and other related costs have been paid in full. If a Term ABS financing is in its revolving period, the applicable trust or Funding LLC is entitled to the portion of such collections available after application of any amounts necessary to acquire additional Loans from us and to pay accrued interest on the debt and any other transaction expenses, provided that any necessary principal payments are made to compensate for certain reductions in the balance of eligible loans or, in the case of Term ABS financings occurring after the Term ABS 2021-3 financing, certain reductions in forecasted collections. In addition, in our capacity as servicer of the Loans, we have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances. For those Funding LLCs with a trust, when the trust’s indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. For all Funding LLCs, after the indebtedness is paid in full, any remaining collections will ultimately be available to be distributed to us as the sole member of the respective Funding LLC.

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Closing Date	Net Book Value of Loans Conveyed at Closing	Revolving Period
Term ABS 2019-2	August 28, 2019	$625.1	Through August 15, 2025
Term ABS 2020-3	October 22, 2020	750.1	Through October 17, 2022
Term ABS 2021-1	January 29, 2021	125.1	Through December 16, 2024
Term ABS 2021-2	February 18, 2021	625.1	Through February 15, 2023
Term ABS 2021-3	May 20, 2021	562.6	Through May 15, 2023
Term ABS 2021-4	October 28, 2021	312.6	Through October 16, 2023
Term ABS 2022-1	June 16, 2022	437.6	Through June 17, 2024
Term ABS 2022-2	December 15, 2022	250.1	Through December 15, 2025
Term ABS 2022-3	November 3, 2022	500.1	Through October 15, 2024
Term ABS 2023-1	March 16, 2023	500.2	Through March 17, 2025
Term ABS 2023-2	May 25, 2023	500.1	Through May 15, 2025
Term ABS 2023-3	August 24, 2023	500.1	Through August 15, 2025
Term ABS 2023-A	November 30, 2023	252.0	Through December 15, 2025
Term ABS 2023-5	December 21, 2023	375.1	Through December 15, 2025

Senior Notes

On December 19, 2023, we issued $600.0 million aggregate principal amount of 9.250% senior notes due 2028 (the “2028 senior notes”). The 2028 senior notes were issued pursuant to an indenture, dated as of December 19, 2023, among the Company, as issuer, the Company’s subsidiaries Buyers Vehicle Protection Plan, Inc. and Vehicle Remarketing Services, Inc., as guarantors (collectively, the “Guarantors”), and the trustee under the indenture.

The 2028 senior notes mature on December 15, 2028 and bear interest at a rate of 9.250% per annum, computed on the basis of a 360-day year composed of twelve 30-day months and payable semi-annually on June 15 and December 15 of each year, beginning on June 15, 2024. We used a portion of the net proceeds from the 2028 senior notes to repurchase or redeem all of the $400.0 million outstanding principal amount of our 5.125% senior notes due 2024 (the “2024 senior notes”), of which $322.3 million was repurchased on December 19, 2023 and the remaining $77.7 million was redeemed on December 31, 2023. We used the remaining net proceeds from the 2028 senior notes for general corporate purposes. During the fourth quarter of 2023, we recognized a pre-tax loss on extinguishment of debt of $1.8 million related to the repurchase and redemption of the 2024 senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On March 7, 2019, we issued $400.0 million aggregate principal amount of 6.625% senior notes due 2026 (the “2026 senior notes”). The 2026 senior notes were issued pursuant to an indenture, dated as of March 7, 2019, among the Company, as issuer, the Guarantors and the trustee under the indenture.

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

The 2028 senior notes and 2026 senior notes (the “senior notes”) are guaranteed on a senior basis by the Guarantors, which are also guarantors of obligations under our revolving secured line of credit facility. Other existing and future subsidiaries of ours may become guarantors of the senior notes in the future. The indentures for the senior notes provide for a guarantor of the senior notes to be released from its obligations under its guarantee of the senior notes under specified circumstances.

Mortgage Note

We have a $9.0 million mortgage note with a commercial bank that is secured by a first mortgage lien on a building acquired by us and an assignment of all leases, rents, revenues, and profits under all present and future leases of the building. The note matures on August 6, 2028, and bears interest at BSBY plus 150 basis points.

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2023 are as follows:

(In millions)
Year	Revolving Secured Lines of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes	Mortgage Note	Total
2024	$—	$—	$953.0	$—	$0.4	$953.4
2025	—	—	1,879.3	—	0.5	1,879.8
2026	79.2	—	1,113.2	400.0	0.5	1,592.9
2027	—	—	73.5	—	0.6	74.1
2028	—	—	—	600.0	6.4	606.4
Thereafter	—	—	—	—	—	—
Total	$79.2	$—	$4,019.0	$1,000.0	$8.4	$5,106.6
(1)The principal maturities of the Term ABS financings are estimated based on forecasted collections.

Debt Covenants

As of December 31, 2023, we were in compliance with our covenants under our revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization, and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the conveyed assets.

Our Term ABS financings also contain covenants that measure the performance of the conveyed assets. As of December 31, 2023, we were in compliance with all such covenants. As of the end of the year, we were also in compliance with our covenants under the senior notes indentures and the RTP facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10.    DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings.  The following tables provide the terms of our interest rate cap agreements that were in effect as of December 31, 2023 and 2022:

(Dollars in millions)
As of December 31, 2023
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$300.0	Warehouse Facility IV	Cap Floating Rate	05/2023	11/2024	$300.0	7.50%
200.0	Warehouse Facility V	Cap Floating Rate	04/2023	01/2026	94.0	5.44%
200.0	Warehouse Facility VIII	Cap Floating Rate	09/2022	09/2025	200.0	5.42%
100.0	Term ABS 2021-1	Cap Floating Rate	04/2023	06/2024	37.5	5.46%
200.0	Term ABS 2022-2	Cap Floating Rate	12/2022	06/2024	200.0	6.50%

(Dollars in millions)
As of December 31, 2022
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$400.0	Warehouse Facility II	Cap Floating Rate	07/2022	12/2023	$205.0	6.50%
300.0	Warehouse Facility IV	Cap Floating Rate	07/2019	07/2023	175.0	6.50%
200.0	Warehouse Facility V	Cap Floating Rate	12/2020	01/2026	94.0	5.50%

200.0	Warehouse Facility VIII	Cap Floating Rate	08/2019	08/2023	116.7	5.50%
		Cap Floating Rate	09/2022	09/2025	83.3	5.50%
					200.0

100.0	Term ABS 2021-1	Cap Floating Rate	02/2021	06/2024	100.0	5.50%
200.0	Term ABS 2022-2	Cap Floating Rate	12/2022	06/2024	200.0	6.50%

(1) Rate excludes the spread over the corresponding benchmark rate.

The interest rate caps have not been designated as hedging instruments. As of December 31, 2023 and 2022, the interest rate caps had a fair value of $0.1 million and $2.0 million, respectively.

Information related to the effect of derivative instruments not designated as hedging instruments on our consolidated statements of income for the years ended December 31, 2023, 2022, and 2021 is as follows:

(In millions)		Amount of (Income) Loss Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments		For the Years Ended December 31,
	Location	2023	2022	2021
Interest rate caps	Interest expense	$2.0	$(1.0)	$(0.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

11.    INCOME TAXES

Income Tax Provision

The income tax provision consists of the following:

(In millions)	For the Years Ended December 31,
	2023	2022	2021
Income before provision for income taxes:	$367.6	$711.7	$1,260.9
Current provision for income taxes:
Federal	97.1	152.7	217.9
State	20.2	28.5	38.6
	117.3	181.2	256.5
Deferred provision for income taxes:
Federal	(26.4)	(10.8)	36.7
State	(11.6)	3.1	7.9
	(38.0)	(7.7)	44.6
Interest and penalties expense:
Interest	2.2	2.4	1.5
Penalties	—	—	—
	2.2	2.4	1.5
Provision for income taxes	$81.5	$175.9	$302.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In millions)	As of December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$741.2	$693.5
Stock-based compensation	14.6	18.3
Deferred state net operating loss	13.7	4.7
Other, net	14.1	12.2
Total deferred tax assets	783.6	728.7
Deferred tax liabilities:
Valuation of Loans receivable	1,158.9	1,140.4
Deferred Loan origination costs	1.6	1.6
Other, net	12.3	13.4
Total deferred tax liabilities	1,172.8	1,155.4
Net deferred tax liability	$389.2	$426.7

The deferred state net operating loss tax asset arising from the operating loss carryforward for state income tax purposes is expected to expire at various times beginning in 2034, if not utilized. We do not anticipate expiration of the net operating loss carryforwards prior to their utilization.

Effective Income Tax Rate

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Years Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes	2.7%	3.8%	3.0%
Non-deductible executive compensation expense	1.3%	0.5%	0.2%
Excess tax benefits from stock-based compensation plans	-3.0%	-0.8%	-0.3%
Other	0.2%	0.2%	0.1%
Effective income tax rate	22.2%	24.7%	24.0%

State and local income taxes

For the year ended December 31, 2023, the impact of state and local income taxes on our effective income tax rate decreased from 2022 primarily due to the settlement of an uncertain tax position for state income taxes during the second quarter of 2023.

The increase in our state and local income tax rate from 2021 to 2022 was primarily due to changes in state and local tax laws that were enacted during the third quarter of 2022. The enactment of these tax law changes increased our effective income tax rate by approximately 60 basis points for the year ended December 31, 2022, of which 50 basis points related to the impact of tax law changes that are effective for future periods and 10 basis points related to the impact of tax law changes that were effective retroactively to the beginning of 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Non-deductible executive compensation expense

The impact of non-deductible executive compensation expense on our effective income tax rate for year ended December 31, 2023 increased in magnitude from the same period in 2022 primarily due to an increase in non-deductible executive compensation expense and a decrease in pre-tax income.

Excess tax benefits from stock-based compensation

We recognize an excess tax benefit or tax deficiency when the deduction for the stock-based compensation expense of a stock award for tax purposes differs from the cumulative stock-based compensation expense recognized in the financial statements. The excess tax benefit or tax deficiency is recognized in provision for income taxes in the period in which the amount of the deduction is determined, which is when restricted stock vests, restricted stock units are converted to common stock, or stock options are exercised. Excess tax benefits reduce our effective income tax rate, while tax deficiencies increase our effective income tax rate. The impact of excess tax benefits on our effective income tax rate for the year ended December 31, 2023 increased from the same period in 2022 primarily due to an increase in the number of restricted stock units that were converted to common stock during 2023 due to the timing of long-term stock award grants.

Unrecognized Tax Benefits

The following table is a summary of changes in gross unrecognized tax benefits:

(In millions)	For the Years Ended December 31,
	2023	2022	2021
Unrecognized tax benefits at January 1,	$57.1	$49.4	$41.8
Additions for tax positions of the current year	16.2	14.5	13.4
Additions for tax positions of prior years	—	—	0.9
Reductions for tax positions of prior years	(0.1)	—	—
Settlements	(3.7)	—	—
Reductions as a result of a lapse of the statute of limitations	(8.5)	(6.8)	(6.7)
Unrecognized tax benefits at December 31,	$61.0	$57.1	$49.4

The total amount of gross unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods was $61.0 million as of December 31, 2023. As of December 31, 2023, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months. Accrued interest related to uncertain tax positions was $15.1 million and $13.2 million as of December 31, 2023 and 2022, respectively.

We are subject to income tax in federal, state, and local jurisdictions. We are generally no longer subject to tax examinations on federal returns filed for years prior to 2020 and state and local returns filed for years prior to 2017.

12.    NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Years Ended December 31,
	2023	2022	2021
Weighted average shares outstanding:
Common shares	12,728,888	13,197,912	15,727,140
Vested restricted stock units	224,536	365,973	358,683
Basic number of weighted average shares outstanding	12,953,424	13,563,885	16,085,823
Dilutive effect of restricted stock, restricted stock units, and stock options	57,311	61,196	14,729
Dilutive number of weighted average shares outstanding	13,010,735	13,625,081	16,100,552

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following outstanding stock awards were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2023	2022	2021
Stock options	228,998	189,465	349,222
Restricted stock units	3,185	2,827	—
Total	232,183	192,292	349,222

13.    STOCK REPURCHASES

The following table summarizes our stock repurchases for the years ended December 31, 2023, 2022, and 2021:

(Dollars in millions)	For the Years Ended December 31,
	2023		2022		2021
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1)	352,062	$175.1	1,467,481	$773.0	2,877,060	$1,469.1
Other (2)	57,255	27.5	24,000	11.5	7,066	2.7
Total	409,317	$202.6	1,491,481	$784.5	2,884,126	$1,471.8

(1)Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or otherwise. On August 21, 2023, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of December 31, 2023, we had authorization to repurchase 1,806,007 shares of our common stock.
(2)Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the conversion of restricted stock units to common stock.

14.           STOCK-BASED COMPENSATION PLANS

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), at any time prior to April 12, 2031, we can grant stock-based awards in the form of restricted stock, restricted stock units, and stock options to team members, officers, directors, and contractors. On April 10, 2023, our board of directors approved an amendment to the Incentive Plan, subject to shareholder approval, increasing the number of shares authorized for issuance by 250,000 shares, to 3,000,000 shares. Shareholder approval was received at our annual meeting of shareholders on June 2, 2023. The shares available for future grants under the Incentive Plan totaled 455,100 as of December 31, 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of the stock option activity under the Incentive Plan for the year ended December 31, 2023, is presented below:

Stock Options	Number of Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2022	682,074	$365.34
Exercised	(15,624)	333.94
Forfeited	(11,250)	374.68
Outstanding as of December 31, 2023	655,200	$365.93	$110.1	4.0
Exercisable as of December 31, 2023	406,288	$352.67	$73.3	3.7
Unvested as of December 31, 2023	248,912	$387.58	$36.8	4.4

(1)The intrinsic value of stock options is the amount by which the market price of the stock as of December 31, 2023 exceeded the exercise price of the options.

The total intrinsic value of stock options exercised during 2023 was $2.8 million. Net cash proceeds from the exercise of stock options in 2023 was $5.2 million.

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
•For independent directors, over a period of three years, based on continuous service as a director.
•For certain independent directors, over a period of five years, based upon the compounded annual growth rate in our adjusted net income per diluted share, a non-GAAP financial measure.

A summary of the restricted stock unit (“RSU”) activity under the Incentive Plan for the year ended December 31, 2023, is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (2) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2022	341,228	$169.28
Granted	22,261	454.04
Converted	(159,205)	194.97
Forfeited	(840)	462.46
Outstanding as of December 31, 2023 (1)	203,444	$179.13	$108.4	1.5
Vested as of December 31, 2023	163,948	$110.92	$87.3	1.5

(1)No RSUs outstanding at December 31, 2023 were convertible to shares of common stock.
(2)The intrinsic value of RSUs is measured by applying the closing stock price as of December 31, 2023 to the applicable number of units.

The grant-date weighted average fair value of RSUs granted in 2023, 2022, and 2021 was $454.04, $488.27, and $366.07, respectively. The total intrinsic value of RSUs converted to common stock during 2023, 2022, and 2021 was $84.8 million, $27.5 million, and $7.9 million, respectively. During 2021, we recognized a $3.0 million reversal of stock-based compensation expense due to the forfeiture of 31,000 unvested RSUs upon the retirement of our former Chief Executive Officer in May 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Restricted Stock

Prior to 2020, we granted performance-based and time-based shares of restricted stock to team members in accordance with the Incentive Plan. As of December 31, 2023 and December 31, 2022, there were no unvested shares of restricted stock. During 2021, we recognized an $8.5 million reversal of stock-based compensation expense due to the forfeiture of 109,000 shares of unvested restricted stock upon the retirement of our former Chief Executive Officer in May 2021.

Stock-based compensation expense

Stock-based compensation expense consists of the following:

(In millions)	For the Years Ended December 31,
	2023	2022	2021
Stock options	$33.5	$33.8	$33.7
Restricted stock units	5.6	2.7	(1.1)
Restricted stock	—	—	(7.8)
Total	$39.1	$36.5	$24.8

Assuming performance targets are achieved in the periods currently estimated, we expect to recognize the remaining expense for stock-based awards outstanding as of December 31, 2023 over a weighted average period of 0.9 years, as follows:

(In millions)
For the Years Ended December 31,	Stock Options	Restricted Stock Units	Total Projected Expense
2024	$33.4	$5.8	$39.2
2025	5.2	5.0	10.2
2026	1.2	3.2	4.4
2027	—	0.1	0.1
Total	$39.8	$14.1	$53.9

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

Geographic Information

For the three years ended December 31, 2023, 2022, and 2021, all of our revenues were derived from the United States.  As of December 31, 2023 and 2022, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of financing programs that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer ancillary products on vehicles financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during 2023, 2022, or 2021. Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2023 or 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

16.    COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Matters

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation, and regulatory investigations seeking damages, fines, and statutory penalties. The claims allege, among other theories of liability, violations of state, federal, and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance, and other consumer-oriented laws and regulations, including claims seeking damages for alleged physical and mental harm relating to the repossession and sale of consumers’ vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached the Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines, and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors, or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory, and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions or they may file individual arbitration demands for which arbitration providers may request separate filing fees. Current actions to which we are a party include the following matters:

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

On May 7, 2019, we received a subpoena from the Consumer Frauds and Protection Bureau of the Office of the New York State Attorney General, relating to the Company’s origination and collection policies and procedures in the state of New York. After May 7, 2019 through April 30, 2021, we received additional subpoenas from the Office of the New York State Attorney General relating to the Company's origination, collection, and securitization practices. On November 19, 2020 and August 23, 2022, we received letters from the Office of the New York State Attorney General indicating that it may commence litigation against the Company asserting violations of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352 et seq. and applicable federal laws, including but not limited to claims that the Company engaged in unfair and deceptive trade practices in auto lending, debt collection, and asset-backed securitizations in the State of New York in violation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, New York Executive Law § 63(12), the New York Martin Act, and New York General Business Law § 349. See the description below of the lawsuit commenced by the Office of the New York State Attorney General on January 4, 2023.

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

On January 4, 2023, the Office of the New York State Attorney General and the Bureau jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the CFPA, 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. On March 14, 2023, the Company filed a motion to dismiss the complaint. On August 7, 2023, the court stayed the action pending the U.S. Supreme Court's decision in Consumer Financial Protection Bureau v. Community Financial Services Association of America, Ltd., No. 22-448. We are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this litigation. The Company intends to vigorously defend itself in this matter.

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

Litigation Resolved during 2022

On October 2, 2020, a shareholder filed a putative class action complaint against the Company, its Chief Executive Officer (now former Chief Executive Officer), and its Chief Financial Officer (now Chief Executive Officer) in the United States District Court for the Eastern District of Michigan, Southern Division, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions regarding the Company and its business, and seeking class certification, unspecified damages plus interest and attorney and expert witness fees, and other costs on behalf of a purported class consisting of all persons and entities (subject to specified exceptions) that purchased or otherwise acquired Credit Acceptance common stock from November 1, 2019 through August 28, 2020. In 2022, the Company reached an agreement to make an aggregate cash payment of $12.0 million, all of which was recognized during the second quarter of 2022, to settle claims brought on behalf of all persons and entities that purchased or otherwise acquired Credit Acceptance common stock from May 4, 2018 through August 28, 2020, and provided for a full release of all claims against all defendants, including the Company and its officers. On December 16, 2022, the court entered a final order and judgment consistent with the settlement agreement, including dismissal with prejudice of all claims asserted against the Company and its officers.

Regulatory Matters Resolved during 2021

On August 30, 2020, we were served with a complaint, filed by the Attorney General in Massachusetts Superior Court in Suffolk County, alleging that the Company engaged in unfair and deceptive trade practices in subprime auto lending, debt collection and asset-backed securitizations in the Commonwealth of Massachusetts, in violation of the Massachusetts Consumer Protection Law, M.G.L. c. 93A. The complaint sought injunctive relief, restitution, disgorgement, civil penalties and payment of the Commonwealth’s attorney’s fees and costs. On September 1, 2021, we entered into a settlement agreement with the Office of the Attorney General, reflecting the parties’ agreement to settle and fully resolve the claims asserted against us. We made a payment in the total amount of $27.2 million, which was recognized as a contingent loss during the first quarter of 2021, to an independent trust for purposes of making payments to provide relief for eligible Massachusetts consumers, paying costs of implementation of the agreement and paying the Attorney General’s costs of investigation, and to pay up to $95,000 to cover costs and expenses incurred by an independent trustee for management of the independent trust.

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

Lease Commitments

We lease office equipment and, until December 31, 2022, we also leased office space. We expect that, in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense on all operating leases was $1.2 million for 2023, $1.3 million for 2022, and $1.4 million for 2021. Contingent rentals under the operating leases were insignificant. Our total minimum future lease commitments under operating leases as of December 31, 2023 are as follows:

(In millions)
Year	Minimum Future Lease Commitments
2024	$1.5
2025	0.9
2026	0.6
2027	—
2028	—
Total	$3.0

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

(a) Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2023, and their attestation report dated February 9, 2024 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Credit Acceptance Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 9, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 9, 2024

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2023, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of Credit Acceptance Corporation.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information is contained under the captions “Proposal #1 – Election of Directors” (excluding the “Report of the Audit Committee”) and, if required, “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

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

Our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on June 2, 2023, provides for the granting of restricted stock, restricted stock units, and stock options to team members, officers, and directors.

The following table sets forth (1) the number of shares of common stock to be issued upon the exercise of outstanding stock options or restricted stock units, (2) the weighted average exercise price of outstanding options, if applicable, and (3) the number of shares remaining available for future issuance, as of December 31, 2023:

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options (a)	Number of shares remaining available for future issuance under equity compensation plans (b)
Equity compensation plan approved by shareholders:
Incentive Plan	858,644	$365.93	455,100

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2023 and 2022
— Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021
— Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021
— Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements
(2)	Financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended July 1, 1997 (incorporated by reference to Exhibit 3(a)(1) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 7, 2022).
4.1	Description of Common Stock of Credit Acceptance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022).
4.2	Amended and Restated Intercreditor Agreement, dated as of February 1, 2010, among Credit Acceptance Corporation, the other Grantors party thereto, representatives of the Secured Parties thereunder, and Comerica Bank, as administrative agent under the Original Credit Agreement (as defined therein) and as collateral agent (incorporated by reference to Exhibit 4(g)(6) to the Company’s Current Report on Form 8-K filed February 5, 2010).
4.3	Amended and Restated Sale and Contribution Agreement, dated as of April 5, 2013, between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to Exhibit 4.85 to the Company’s Current Report on Form 8-K filed April 5, 2013).
4.4	First Amendment to Amended and Restated Sale and Contribution Agreement, dated as of December 4, 2013, between the Company and CAC Warehouse Funding LLC IV (incorporated by reference to Exhibit 4.107 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013).
4.5	Sixth Amended and Restated Credit Agreement, dated as of June 23, 2014, among the Company, the Banks signatory thereto, and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed June 25, 2014).
4.6	Loan and Security Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.127 to the Company’s Current Report on Form 8-K filed September 18, 2014).
4.7	Backup Servicing Agreement, dated as of September 15, 2014, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.128 to the Company’s Current Report on Form 8-K filed September 18, 2014).
4.8	Contribution Agreement, dated as of September 15, 2014, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to Exhibit 4.129 to the Company’s Current Report on Form 8-K filed September 18, 2014).
4.9	First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 11, 2015, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank (incorporated by reference to Exhibit 4.74 to the Company’s Current Report on Form 8-K filed June 16, 2015).
4.10	First Amendment to Loan and Security Agreement, dated as of June 11, 2015, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.75 to the Company’s Current Report on Form 8-K filed June 16, 2015).
4.11	Loan and Security Agreement, dated as of September 30, 2015, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.82 to the Company’s Current Report on Form 8-K filed October 5, 2015).
4.12	Contribution Agreement, dated as of September 30, 2015, between the Company and CAC Warehouse Funding LLC VI (incorporated by reference to Exhibit 4.83 to the Company’s Current Report on Form 8-K filed October 5, 2015).
4.13	Second Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 15, 2016, among the Company, the Banks signatory thereto, and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.76 to the Company’s Current Report on Form 8-K filed June 20, 2016).
4.14	Second Amendment to Loan and Security Agreement, dated as of August 18, 2016, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.79 to the Company’s Current Report on Form 8-K filed August 23, 2016).
4.15	First Amendment to Contribution Agreement, dated as of August 18, 2016, between the Company and CAC Warehouse Funding LLC V (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed August 23, 2016).
4.16	Third Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of June 28, 2017, among the Company, the Banks signatory thereto, and Comerica Bank, as agent for the Banks (incorporated by reference to Exhibit 4.80 to the Company’s Current Report on Form 8-K filed June 30, 2017).
4.17	First Amendment to Loan and Security Agreement, dated as of July 18, 2017, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, fsb (incorporated by reference to Exhibit 4.87 to the Company’s Current Report on Form 8-K filed July 21, 2017).

4.18	New Bank Addendum, dated October 19, 2017, to the Sixth Amended and Restated Credit Acceptance Corporation Credit Agreement dated as of October 19, 2017, among the Company, each of the financial institutions parties thereto, and Comerica Bank, as agent (incorporated by reference to Exhibit 4.94 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).
4.19	Assignment Agreement, dated October 19, 2017, among the Company, the Banks signatory thereto, and Comerica Bank, as agent, under the Sixth Amended and Restated Credit Acceptance Corporation Credit Agreement dated as of June 23, 2014 (incorporated by reference to Exhibit 4.95 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).
4.20	Amended and Restated Loan and Security Agreement, dated as of May 10, 2018, among the Company, CAC Warehouse Funding LLC IV, the lenders from time to time party thereto, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.86 to the Company’s Current Report on Form 8-K filed May 15, 2018).
4.21	Fourth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 27, 2018, among the Company, the Banks which are parties thereto from time to time, and Comerica Bank as Administrative Agent and Collateral Agent for the Banks (incorporated by reference to Exhibit 4.94 to the Company’s Current Report on Form 8-K filed June 28, 2018).
4.22	Third Amendment to Loan and Security Agreement, dated as of August 15, 2018, among the Company, CAC Warehouse Funding LLC V, Fifth Third Bank, and Systems & Services Technologies, Inc. (incorporated by reference to Exhibit 4.95 to the Company’s Current Report on Form 8-K filed August 17, 2018).
4.23	Indenture, dated as of March 7, 2019, among Credit Acceptance Corporation, the Guarantors named therein, and U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.99 to the Company’s Current Report on Form 8-K filed March 8, 2019).
4.24	Registration Rights Agreement, dated March 7, 2019, among Credit Acceptance Corporation, Buyers Vehicle Protection Plan, Inc., Vehicle Remarketing Services, Inc., and the representative of the initial purchasers of Credit Acceptance Corporation’s 6.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed March 8, 2019).
4.25	Fifth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 24, 2019, among the Company, Comerica Bank, and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.101 to the Company’s Current Report on Form 8-K filed June 26, 2019).
4.26	Fourth Amendment to Loan Security Agreement, dated as of July 16, 2019, among the Company, CAC
Warehouse Funding LLC V, and Fifth Third Bank (incorporated by reference to Exhibit 4.103 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019).
4.27	Second Amendment to Loan and Security Agreement, dated as of July 25, 2019, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.105 to the Company’s Current Report on Form 8-K filed July 26, 2019).
4.28	Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, the lenders from time to time party thereto, Citizens Bank N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.29	Sale and Contribution Agreement, dated as of July 26, 2019, between the Company and CAC Warehouse Funding LLC VIII (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.30	Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.31	First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, Citizens Bank, N.A., BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.32	Amended and Restated Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.33	Loan and Security Agreement, dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed September 4, 2019).

4.34	Backup Servicing Agreement, dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.35	Sale and Contribution Agreement, dated as of August 28, 2019, between the Company and Credit Acceptance Funding LLC 2019-2 (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.36	Second Amended and Restated Backup Servicing Agreement, dated as of August 16, 2019, among the Company, CAC Warehouse Funding LLC II, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).
4.37	Indenture, dated as of November 21, 2019, between Credit Acceptance Auto Loan Trust 2019-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.38	Sale and Servicing Agreement, dated as of November 21, 2019, among the Company, Credit Acceptance Auto Loan Trust 2019-3, Credit Acceptance Funding LLC 2019-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.39	Backup Servicing Agreement, dated as of November 21, 2019, among the Company, Credit Acceptance Funding LLC 2019-3, Credit Acceptance Auto Loan Trust 2019-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.40	Amended and Restated Trust Agreement, dated as of November 21, 2019, among Credit Acceptance Funding LLC 2019-3 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.41	Sale and Contribution Agreement, dated as of November 21, 2019, between the Company and Credit Acceptance Funding LLC 2019-3 (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed November 26, 2019).
4.42	Sixth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 30, 2020, among the Company, Comerica Bank, and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.43	Indenture, dated as of October 22, 2020, between Credit Acceptance Auto Loan Trust 2020-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.44	Sale and Servicing Agreement, dated as of October 22, 2020, among the Company, Credit Acceptance Auto Loan Trust 2020-3, Credit Acceptance Funding LLC 2020-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.45	Backup Servicing Agreement, dated as of October 22, 2020, among the Company, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Auto Loan Trust 2020-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.46	Amended and Restated Trust Agreement, dated as of October 22, 2020, among Credit Acceptance Funding LLC 2020-3, each of the members of the Board of Trustees of the Trust, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.125 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.47	Sale and Contribution Agreement, dated as of October 22, 2020, between the Company and Credit Acceptance Funding LLC 2020-3 (incorporated by reference to Exhibit 4.126 to the Company’s Current Report on Form 8-K filed October 27, 2020).
4.48	Fifth Amendment to Loan and Security Agreement, dated as of December 16, 2020, among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.129 to the Company’s Current Report on Form 8-K filed December 18, 2020).
4.49	Seventh Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of December 15, 2020, among the Company, Comerica Bank, and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.128 to the Company’s Current Report on Form 8-K filed December 18, 2020).

4.50
Loan and Security Agreement, dated as of January 29, 2021, among the Company, Credit Acceptance Funding LLC 2021-1, Fifth Third Bank, National Association, and Systems and Services Technologies, Inc. (incorporated by reference to Exhibit 4.130 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.51
Backup Servicing Agreement, dated as of January 29, 2021, among the Company, Credit Acceptance Funding LLC 2021-1, Fifth Third Bank, National Association, and Systems and Services Technologies, Inc. (incorporated by reference to Exhibit 4.131 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.52
Sale and Contribution Agreement, dated as of January 29, 2021, between the Company and Credit Acceptance Funding LLC 2021-1 (incorporated by reference to Exhibit 4.132 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.53
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of January 29, 2021, among the Company, CAC Warehouse Funding LLC IV, and Bank of Montreal (incorporated by reference to Exhibit 4.134 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.54
Indenture, dated as of February 18, 2021, between Credit Acceptance Auto Loan Trust 2021-2 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.103 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.55
Sale and Servicing Agreement, dated as of February 18, 2021, among the Company, Credit Acceptance Auto Loan Trust 2021-2, Credit Acceptance Funding LLC 2021-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.104 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.56
Backup Servicing Agreement, dated as of February 18, 2021, among the Company, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Auto Loan Trust 2021-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.105 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.57
Amended and Restated Trust Agreement, dated as of February 18, 2021, between Credit Acceptance Funding LLC 2021-2 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.58
Sale and Contribution Agreement dated as of February 18, 2021, between the Company and Credit Acceptance Funding LLC 2021-2 (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed February 24, 2021).

4.59
Sixth Amendment to Loan and Security Agreement, dated as of March 22, 2021, among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.109 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).

4.60	First Amendment to Loan and Security Agreement, dated as of March 22, 2021, among the Company, Credit Acceptance Funding LLC 2021-1, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.110 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).
4.61
Sale and Servicing Agreement, dated as of May 20, 2021, among the Company, Credit Acceptance Auto Loan Trust 2021-3, Credit Acceptance Funding LLC 2021-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.62
Backup Servicing Agreement, dated as of May 20, 2021, among the Company, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Auto Loan Trust 2021-3, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.63
Amended and Restated Trust Agreement, dated as of May 20, 2021, between Credit Acceptance Funding LLC 2021-3 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.64
Sale and Contribution Agreement dated as of May 20, 2021, between the Company and Credit Acceptance Funding LLC 2021-3 (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed May 26, 2021).

4.65
Seventh Amended and Restated Loan and Security Agreement, dated as of April 30, 2021, among the Company, CAC Warehouse Funding LLC II, the lenders from time to time party thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

4.66
Fifth Amended and Restated Sale and Contribution Agreement, dated as of April 30, 2021, between the Company and CAC Warehouse Funding LLC II (incorporated by reference to Exhibit 4.118 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

4.67
First Amendment to the Loan and Security Agreement, dated as of September 1, 2021, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank N.A.. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed September 8, 2021).

4.68
Eighth Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of October 6, 2021, among the Company, Comerica Bank, and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed October 12, 2021).

4.69
Third Amendment to Loan and Security Agreement dated as of October 15, 2021 among the Company, CAC Warehouse Funding Corporation VI, and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed October 21, 2021).

4.70
Indenture dated as of October 28, 2021, between Credit Acceptance Auto Loan Trust 2021-4 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.71
Sale and Servicing Agreement dated as of October 28, 2021 among the Company, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Funding LLC 2021-4, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.72
Backup Servicing Agreement dated as of October 28, 2021, among the Company, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Auto Loan Trust 2021-4, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.73
Amended and Restated Trust Agreement dated as of October 28, 2021, between Credit Acceptance Funding LLC 2021-4 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.125 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.74
Sale and Contribution Agreement dated as of October 28, 2021, between the Company and Credit Acceptance Funding LLC 2021-4 (incorporated by reference to Exhibit 4.126 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.75	Indenture dated as of May 20, 2021, between Credit Acceptance Auto Loan Trust 2021-3 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed May 26, 2021).
4.76	Indenture dated as of June 16, 2022, between Credit Acceptance Auto Loan Trust 2022-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.94 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.77	Sale and Servicing Agreement, dated as of June 16, 2022, among the Company, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Funding LLC 2022-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.95 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.78	Backup Servicing Agreement, dated as of June 16, 2022, among the Company, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Auto Loan Trust 2022-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.79	Amended and Restated Trust Agreement, dated as of June 16, 2022, among Credit Acceptance Funding LLC 2022-1, each of the initial members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.80	Sale and Contribution Agreement, dated as of June 16, 2022, between the Company and Credit Acceptance Funding LLC 2022-1 (incorporated by reference to Exhibit 4.98 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.81	Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of June 16, 2022, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed June 23, 2022).

4.82	Ninth Amendment to the Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of June 22, 2022, among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.101 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.83	Amendment No. 1 to Loan and Security Agreement and Backup Servicing Agreement, dated as of August 12, 2022, among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.102 to the Company’s Current Report on Form 8-K filed August 17, 2022).
4.84	Second Amendment to Loan and Security Agreement, dated as of July 22, 2022, among Credit Acceptance Corporation, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.103 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).
4.85	Seventh Amendment to Loan and Security Agreement, dated as of July 28, 2022, among Credit Acceptance Corporation, CAC Warehouse Funding LLC V and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.104 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).
4.86	Second Amendment to Loan and Security Agreement, dated as of July 28, 2022, among Credit Acceptance Corporation, Credit Acceptance Funding LLC 2021-1 and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.105 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).
4.87	Indenture dated as of November 3, 2022, between Credit Acceptance Auto Loan Trust 2022-3 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.88	Sale and Servicing Agreement, dated as of November 3, 2022, among the Company, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Funding LLC 2022-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.89	Backup Servicing Agreement, dated as of November 3, 2022, among the Company, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Funding LLC 2022-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.90	Amended and Restated Trust Agreement, dated as of November 3, 2022, between Credit Acceptance Funding LLC 2022-3, each of the initial members of the Board of Trustees of the Trust, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.109 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.91	Sale and Contribution Agreement, dated as of November 3, 2022, between the Company and Credit Acceptance Funding LLC 2022-3 (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.92	Loan and Security Agreement, dated as of December 15, 2022, among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, BMO Capital Markets Corp., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed December 21, 2022).
4.93	Backup Servicing Agreement, dated as of December 15, 2022, among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, BMO Capital Markets Corp., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed December 21, 2022).
4.94	Sale and Contribution Agreement, dated as of December 15, 2022, between the Company and Credit Acceptance Funding LLC 2022-2 (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed December 21, 2022).
4.95	Eighth Amendment to Loan and Security Agreement, dated as of December 27, 2022, among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.116 to the Company’s Current Report on Form 8-K filed January 3, 2023).
4.96	Third Amendment to Loan and Security Agreement, dated as of December 27, 2022, among the Company, Credit Acceptance Funding LLC 2021-1, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Current Report on Form 8-K filed January 3, 2023).
4.97	Amendment No. 1 to Letter Agreement dated November 15, 2022, between Chapter 4 Properties LLC and Comerica Bank (incorporated by reference to Exhibit 4.110 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

4.98	Indenture, dated as of March 16, 2023, between Credit Acceptance Auto Loan Trust 2023-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed March 22, 2023).
4.99	Backup Servicing Agreement, dated as of March 16, 2023, among the Company, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Auto Loan Trust 2023-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed March 22, 2023).
4.100	Sale and Contribution Agreement, dated as of March 16, 2023, between the Company and Credit Acceptance Funding LLC 2023-1 (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed March 22, 2023).
4.101	Amended and Restated Trust Agreement, dated as of March 16, 2023, among Credit Acceptance Funding LLC 2023-1, the initial members of the Board of Trustees of the Trust, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed March 16, 2023).
4.102	Sale and Servicing Agreement, dated as of March 16, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Funding LLC 2023-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.116 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).
4.103	Amendment No. 1 to the Seventh Amended and Restated Loan and Security Agreement, dated as of April 28, 2023, among the Company, CAC Warehouse Funding LLC II, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Current Report on Form 8-K filed May 4, 2023).
4.104	Indenture, dated as of May 25, 2023, between Credit Acceptance Auto Loan Trust 2023-2 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.105	Backup Servicing Agreement, dated as of May 25, 2023, among the Company, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Auto Loan Trust 2023-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.106	Sale and Contribution Agreement, dated as of May 25, 2023, between the Company and Credit Acceptance Funding LLC 2023-2 (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.107	Amended and Restated Trust Agreement, dated as of May 25, 2023, among Credit Acceptance Funding LLC 2023-2, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.108	Sale and Servicing Agreement, dated as of May 25, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Funding LLC 2023-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.109	Eleventh Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 22, 2023, among the Company, Comerica Bank and the other banks signatory thereto, and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed June 28, 2023).
4.110	Amendment No. 2 to Loan and Security Agreement, dated as of May 15, 2023, among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.125 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023).
4.111	Ninth Amendment to Loan and Security Agreement, dated as of July 10, 2023, among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.126 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023).
4.112	Fourth Amendment to Loan and Security Agreement, dated as of July 10, 2023, among the Company, Credit Acceptance Funding LLC 2021-1, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.127 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023).
4.113	Fifth Amendment to Loan and Security Agreement, dated as of August 4, 2023, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, N.A. (incorporated by reference to Exhibit 4.128 to the Company's Current Report on Form 8-K filed August 9, 2023).
4.114	Indenture, dated as of August 24, 2023, between Credit Acceptance Auto Loan Trust 2023-3 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.129 to the Company's Current Report on Form 8-K filed August 30, 2023).

4.115	Backup Servicing Agreement, dated as of August 24, 2023, among the Company, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Auto Loan Trust 2023-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.130 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.116	Sale and Contribution Agreement, dated as of August 24, 2023, between the Company and Credit Acceptance Funding LLC 2023-3 (incorporated by reference to Exhibit 4.132 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.117	Amended and Restated Trust Agreement, dated as of August 24, 2023, among Credit Acceptance Funding LLC 2023-3, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.133 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.118	Sale and Servicing Agreement, dated as of August 24, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Funding LLC 2023-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.134 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.119	Third Amendment to Loan and Security Agreement, dated as of September 21, 2023, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.135 to the Company's Current Report on Form 8-K filed September 26, 2023).
4.120	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of August 30, 2023, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.136 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).
4.121	First Amendment to Loan and Security Agreement, dated as of August 30, 2023, among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, and BMO Capital Markets Corp. (incorporated by reference to Exhibit 4.137 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).
4.122	Loan and Security Agreement, dated as of November 30, 2023, among the Company, Credit Acceptance Funding LLC 2023-A, the lenders from time to time party thereto, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.138 to the Company’s Current Report on Form 8-K filed December 4, 2023).
4.123	Backup Servicing Agreement, dated as of November 30, 2023, among the Company, Credit Acceptance Funding LLC 2023-A, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.139 to the Company’s Current Report on Form 8-K filed December 4, 2023).
4.124	Sale and Contribution Agreement, dated as of November 30, 2023, between the Company and Credit Acceptance Funding LLC 2023-A (incorporated by reference to Exhibit 4.141 to the Company’s Current Report on Form 8-K filed December 4, 2023).
4.125	Indenture, dated as of December 21, 2023, between Credit Acceptance Auto Loan Trust 2023-5 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.143 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.126	Backup Servicing Agreement, dated as of December 21, 2023, among the Company, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Auto Loan Trust 2023-5, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.144 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.127	Amended and Restated Intercreditor Agreement, dated December 21, 2023, among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Funding LLC 2023-A, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2020-3, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2023-5, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Auto Loan Trust 2021-3, Credit Acceptance Auto Loan Trust 2021-2, Credit Acceptance Auto Loan Trust 2020-3, Computershare Trust Company, N.A., Fifth Third Bank, National Association, Bank of Montreal, Comerica Bank, Flagstar Bank, National Association, and Citizens Bank, N.A. (incorporated by reference to Exhibit 4.145 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.128	Sale and Contribution Agreement, dated as of December 21, 2023, between the Company and Credit Acceptance Funding LLC 2023-5 (incorporated by reference to Exhibit 4.146 to the Company’s Current Report on Form 8-K filed December 27, 2023).

4.129	Amended and Restated Trust Agreement, dated as of December 21, 2023, among Credit Acceptance Funding LLC 2023-5, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.147 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.130	Sale and Servicing Agreement, dated as of December 21, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-5, Credit Acceptance Funding LLC 2023-5, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.148 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.131	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of December 29, 2023, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., Computershare Trust Company, N.A., and (with respect to Section 9 thereof) Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.149 to the Company’s Current Report on Form 8-K filed January 4, 2024).
10.1	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10(q)(4) to the Company’s Current Report on Form 8-K filed February 28, 2007).*
10.2	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, April 6, 2009 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 10, 2009).*
10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(11) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*
10.4	Form of Board of Directors Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(12) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*
10.5	Restricted Stock Unit Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*
10.6	Restricted Stock Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*
10.7	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended March 26, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2012).*
10.8	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*
10.9	Shareholder Agreement, dated as of January 3, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed January 4, 2017).*
10.10	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).*
10.11	Amendment to Shareholder Agreement dated September 15, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).*
10.12	Amendment to Shareholder Agreement dated November 29, 2017, between the Company and Donald A. Foss.*
10.13	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).*
10.14	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).*
10.15	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).*
10.16	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).*
10.17	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).*
10.18
Settlement Agreement and Assurance of Discontinuance with the Commonwealth of Massachusetts (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed September 1, 2021).

10.19	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan as amended and restated April 12, 2021 (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed June 10, 2021).*
10.20	Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).*
10.21	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended effective June 2, 2023 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023).*
21	List of Credit Acceptance Corporation subsidiaries.
23	Consent of Grant Thornton LLP.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy relating to recovery of erroneously awarded compensation.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).

*	Management contract or compensatory plan or arrangement.
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

CREDIT ACCEPTANCE CORPORATION

By:	/s/ KENNETH S. BOOTH
Kenneth S. Booth
Chief Executive Officer

Date:	February 9, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 9, 2024 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ KENNETH S. BOOTH	Chief Executive Officer and Director
Kenneth S. Booth	(Principal Executive Officer)

/s/ JAY D. MARTIN	Chief Financial Officer
Jay D. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ THOMAS N. TRYFOROS	Chair of the Board and Lead Director
Thomas N. Tryforos

/s/ GLENDA J. FLANAGAN	Director
Glenda J. Flanagan

/s/ VINAYAK R. HEGDE	Director
Vinayak R. Hegde

/s/ SEAN E. QUINN	Director
Sean E. Quinn

/s/ SCOTT J. VASSALLUZZO	Director
Scott J. Vassalluzzo