Form 10-Q
period 2024-03-31
CREDIT ACCEPTANCE CORP
filed 2024-04-30
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of shares of Common Stock, $.01 par value, outstanding on April 23, 2024 was 12,110,976.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	March 31, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$8.4	$13.2
Restricted cash and cash equivalents	559.2	457.7
Restricted securities available for sale	99.9	93.2

Loans receivable	10,483.5	10,020.1
Allowance for credit losses	(3,137.9)	(3,064.8)
Loans receivable, net	7,345.6	6,955.3

Property and equipment, net	44.6	46.5
Income taxes receivable	11.1	4.3
Other assets	28.2	40.0
Total assets	$8,097.0	$7,610.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$342.7	$318.8
Revolving secured lines of credit	169.5	79.2
Secured financing	4,444.1	3,990.9
Senior notes	989.6	989.0
Mortgage note	8.3	8.4
Deferred income taxes, net	421.1	389.2
Income taxes payable	69.5	81.0
Total liabilities	6,444.8	5,856.5

Commitments and Contingencies - See Note 16
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 12,220,580 and 12,522,397 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	0.1	0.1
Paid-in capital	303.5	279.0
Retained earnings	1,349.8	1,475.6
Accumulated other comprehensive loss	(1.2)	(1.0)
Total shareholders’ equity	1,652.2	1,753.7
Total liabilities and shareholders’ equity	$8,097.0	$7,610.2

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2024	2023
Revenue:
Finance charges	$469.2	$421.1
Premiums earned	21.9	17.4
Other income	16.9	15.3
Total revenue	508.0	453.8
Costs and expenses:
Salaries and wages	78.5	77.2
General and administrative	23.7	18.0
Sales and marketing	23.9	22.1
Total operating expenses	126.1	117.3

Provision for credit losses on forecast changes	87.2	44.3
Provision for credit losses on new Consumer Loan assignments	98.8	93.1
Total provision for credit losses	186.0	137.4

Interest	92.5	54.4
Provision for claims	17.0	17.9
Total costs and expenses	421.6	327.0
Income before provision for income taxes	86.4	126.8
Provision for income taxes	22.1	27.3
Net income	$64.3	$99.5
Net income per share:
Basic	$5.15	$7.62
Diluted	$5.08	$7.61
Weighted average shares outstanding:
Basic	12,481,139	13,057,617
Diluted	12,646,529	13,073,316

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2024	2023
Net income	$64.3	$99.5
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(0.2)	0.8
Other comprehensive gain (loss)	(0.2)	0.8
Comprehensive income	$64.1	$100.3

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended March 31, 2024
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,522,397	$0.1	$279.0	$1,475.6	$(1.0)	$1,753.7
Net income	—	—	—	64.3	—	64.3
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	10.9	—	—	10.9
Repurchase of common stock	(351,368)	—	(1.0)	(190.1)	—	(191.1)
Restricted stock units settled in common stock	7,125	—	—	—	—	—
Stock options exercised	42,426	—	14.6	—	—	14.6
Balance, end of period	12,220,580	$0.1	$303.5	$1,349.8	$(1.2)	$1,652.2

(Dollars in millions)	For the Three Months Ended March 31, 2023
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,756,885	$0.1	$245.7	$1,381.1	$(2.9)	$1,624.0
Net income	—	—	—	99.5	—	99.5
Other comprehensive income	—	—	—	—	0.8	0.8
Stock-based compensation	—	—	9.9	—	—	9.9
Repurchase of common stock	(33,035)	—	(7.6)	(7.3)	—	(14.9)
Restricted stock units settled in common stock	100,757	—	—	—	—	—
Stock options exercised	12,300	—	4.1	—	—	4.1
Balance, end of period	12,836,907	$0.1	$252.1	$1,473.3	$(2.1)	$1,723.4

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income	$64.3	$99.5
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	186.0	137.4
Depreciation	2.2	2.2
Amortization	4.9	4.2
Provision for deferred income taxes	31.9	24.2
Stock-based compensation	10.9	9.9
Other	0.4	0.3
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	16.6	(6.0)
Increase in income taxes receivable	(6.8)	(2.3)
Decrease in income taxes payable	(11.5)	(0.2)
Decrease in other assets	11.1	27.3
Net cash provided by operating activities	310.0	296.5
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(21.7)	(11.4)
Proceeds from sale of restricted securities available for sale	12.9	5.6
Maturities of restricted securities available for sale	1.5	2.5
Principal collected on Loans receivable	820.7	823.3
Advances to Dealers	(1,009.4)	(745.9)
Purchases of Consumer Loans	(307.6)	(349.4)
Accelerated payments of Dealer Holdback	(15.1)	(10.8)
Payments of Dealer Holdback	(64.9)	(57.2)
Purchases of property and equipment	(0.3)	(0.9)
Net cash used in investing activities	(583.9)	(344.2)
Cash Flows From Financing Activities:
Borrowings under revolving secured lines of credit	2,042.0	1,522.3
Repayments under revolving secured lines of credit	(1,951.7)	(1,408.1)
Proceeds from secured financing	1,062.8	601.0
Repayments of secured financing	(607.3)	(585.5)
Payments of debt issuance costs	(6.3)	(3.4)
Repurchase of common stock	(191.1)	(14.9)
Proceeds from stock options exercised	14.6	4.1
Other	7.6	2.6
Net cash provided by financing activities	370.6	118.1
Net increase in cash and cash equivalents and restricted cash and cash equivalents	96.7	70.4
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	470.9	417.7
Cash and cash equivalents and restricted cash and cash equivalents end of period	$567.6	$488.1
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$77.9	$50.6
Cash paid during the period for income taxes, net of refunds	$5.2	$3.4

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2024 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items that would require disclosure in or adjustment to the consolidated financial statements.

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current presentation.

2.           DESCRIPTION OF BUSINESS

We make vehicle ownership possible by providing innovative financing solutions that enable automobile dealers to sell vehicles to consumers regardless of their credit history. Our financing programs are offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our financing programs, but who actually end up qualifying for traditional financing.

Without our financing programs, consumers are often unable to purchase vehicles or they purchase unreliable ones. Further, as we report to the three national credit reporting agencies, an important ancillary benefit of our programs is that we provide consumers with an opportunity to improve their lives by improving their credit score and move on to more traditional sources of financing.

We refer to automobile dealers who participate in our programs and who share our desire to provide an opportunity to consumers to improve their lives as “Dealers.” Upon enrollment in our financing programs, the Dealer enters into a Dealer servicing agreement with us that defines the legal relationship between Credit Acceptance and the Dealer. The Dealer servicing agreement assigns the responsibilities for administering, servicing, and collecting the amounts due on retail installment contracts (referred to as “Consumer Loans”) from the Dealers to us. We are an indirect lender from a legal perspective, meaning the Consumer Loan is originated by the Dealer and assigned to us.

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended March 31,
Consumer Loan Assignment Volume	2024	2023
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	83.3%	84.5%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2023	72.1%	27.9%	68.1%	31.9%
June 30, 2023	72.4%	27.6%	68.6%	31.4%
September 30, 2023	74.8%	25.2%	71.7%	28.3%
December 31, 2023	77.2%	22.8%	75.0%	25.0%
March 31, 2024	78.2%	21.8%	76.6%	23.4%
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

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering innovative financing solutions that enable automobile dealers to sell vehicles to consumers regardless of their credit history. The consolidated financial statements reflect the financial results of our one reportable operating segment.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of March 31, 2024 and December 31, 2023, we had $8.1 million and $12.8 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of March 31, 2024 and December 31, 2023, we had $554.7 million and $453.7 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$8.4	$13.2	$8.1	$7.7
Restricted cash and cash equivalents	559.2	457.7	480.0	410.0
Total cash and cash equivalents and restricted cash and cash equivalents	$567.6	$470.9	$488.1	$417.7

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

Methodology Changes. For the three months ended March 31, 2024 and 2023, we did not make any methodology changes for Loans that had a material impact on our financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
New Accounting Updates Not Yet Adopted

Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If, by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. We are currently evaluating the impact the adoption of ASU 2023-06 will have on our consolidated financial statements and related disclosures.

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

Restricted Securities Available for Sale. The fair value of U.S. Government and agency securities, corporate bonds, and municipal securities is based on quoted market values in active markets. For asset-backed securities, mortgage-backed securities, and commercial paper, we use model-based valuation techniques for which all significant assumptions are observable in the market.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of March 31, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$8.4	$8.4	$13.2	$13.2
Restricted cash and cash equivalents	559.2	559.2	457.7	457.7
Restricted securities available for sale	99.9	99.9	93.2	93.2
Loans receivable, net	7,345.6	8,215.3	6,955.3	7,759.1
Liabilities
Revolving secured lines of credit	$169.5	$169.5	$79.2	$79.2
Secured financing	4,444.1	4,304.6	3,990.9	4,025.9
Senior notes	989.6	1,045.8	989.0	1,039.8
Mortgage note	8.3	8.3	8.4	8.4

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of March 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$8.4	$—	$—	$8.4
Restricted cash and cash equivalents (1)	559.2	—	—	559.2
Restricted securities available for sale (2)	79.1	20.8	—	99.9
Loans receivable, net (1)	—	—	8,215.3	8,215.3
Liabilities
Revolving secured lines of credit (1)	$—	$169.5	$—	$169.5
Secured financing (1)	3,444.5	860.1	—	4,304.6
Senior notes (1)	1,045.8	—	—	1,045.8
Mortgage note (1)	—	8.3	—	8.3

(In millions)	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$13.2	$—	$—	$13.2
Restricted cash and cash equivalents (1)	457.7	—	—	457.7
Restricted securities available for sale (2)	75.1	18.1	—	93.2
Loans receivable, net (1)	—	—	7,759.1	7,759.1
Liabilities
Revolving secured lines of credit (1)	$—	$79.2	$—	$79.2
Secured financing (1)	3,225.8	800.1	—	4,025.9
Senior notes (1)	1,039.8	—	—	1,039.8
Mortgage note (1)	—	8.4	—	8.4

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$44.7	$—	$(0.7)	$44.0
U.S. Government and agency securities	35.1	—	(0.8)	34.3
Asset-backed securities	20.8	0.1	(0.2)	20.7
Municipal securities	0.8	—	—	0.8
Mortgage-backed securities	0.1	—	—	0.1
Total restricted securities available for sale	$101.5	$0.1	$(1.7)	$99.9

(In millions)	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$40.5	$0.3	$(0.9)	$39.9
U.S. Government and agency securities	35.2	0.2	(0.9)	34.5
Asset-backed securities	18.0	0.1	(0.2)	17.9
Municipal securities	0.7	—	—	0.7
Mortgage-backed securities	0.2	—	—	0.2
Total restricted securities available for sale	$94.6	$0.6	$(2.0)	$93.2

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of March 31, 2024
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$12.0	$(0.1)	$13.8	$(0.6)	$25.8	$(0.7)
U.S. Government and agency securities	13.2	(0.1)	13.5	(0.7)	26.7	(0.8)
Asset-backed securities	8.1	—	6.7	(0.2)	14.8	(0.2)
Mortgage-backed securities	—	—	0.1	—	0.1	—
Total restricted securities available for sale	$33.3	$(0.2)	$34.1	$(1.5)	$67.4	$(1.7)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2023
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$2.7	$—	$18.4	$(0.9)	$21.1	$(0.9)
U.S. Government and agency securities	6.8	(0.1)	16.4	(0.8)	23.2	(0.9)
Asset-backed securities	1.6	—	7.3	(0.2)	8.9	(0.2)
Mortgage-backed securities	—	—	0.2	—	0.2	—
Total restricted securities available for sale	$11.1	$(0.1)	$42.3	$(1.9)	$53.4	$(2.0)

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

(In millions)	As of
	March 31, 2024		December 31, 2023
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$4.8	$4.7	$6.9	$6.8
Over one year to five years	87.6	86.1	80.5	79.1
Over five years to ten years	9.0	9.0	7.1	7.2
Over ten years	0.1	0.1	0.1	0.1
Total restricted securities available for sale	$101.5	$99.9	$94.6	$93.2

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of March 31, 2024
	Dealer Loans	Purchased Loans	Total
Loans receivable	$7,553.0	$2,930.5	$10,483.5
Allowance for credit losses	(2,471.2)	(666.7)	(3,137.9)
Loans receivable, net	$5,081.8	$2,263.8	$7,345.6

(In millions)	As of December 31, 2023
	Dealer Loans	Purchased Loans	Total
Loans receivable	$7,065.5	$2,954.6	$10,020.1
Allowance for credit losses	(2,355.7)	(709.1)	(3,064.8)
Loans receivable, net	$4,709.8	$2,245.5	$6,955.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended March 31, 2024
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,065.5	$2,954.6	$10,020.1	$(2,355.7)	$(709.1)	$(3,064.8)	$4,709.8	$2,245.5	$6,955.3
Finance charges	438.5	228.0	666.5	(148.2)	(49.1)	(197.3)	290.3	178.9	469.2
Provision for credit losses	—	—	—	(121.7)	(64.3)	(186.0)	(121.7)	(64.3)	(186.0)
New Consumer Loan assignments (1)	1,009.4	307.6	1,317.0	—	—	—	1,009.4	307.6	1,317.0
Collections (2)	(864.9)	(428.8)	(1,293.7)	—	—	—	(864.9)	(428.8)	(1,293.7)
Accelerated Dealer Holdback payments	15.1	—	15.1	—	—	—	15.1	—	15.1
Dealer Holdback payments	64.9	—	64.9	—	—	—	64.9	—	64.9
Transfers (3)	(36.9)	36.9	—	12.0	(12.0)	—	(24.9)	24.9	—
Write-offs	(142.8)	(168.6)	(311.4)	142.8	168.6	311.4	—	—	—
Recoveries (4)	0.4	0.8	1.2	(0.4)	(0.8)	(1.2)	—	—	—
Deferral of Loan origination costs	3.8	—	3.8	—	—	—	3.8	—	3.8
Balance, end of period	$7,553.0	$2,930.5	$10,483.5	$(2,471.2)	$(666.7)	$(3,137.9)	$5,081.8	$2,263.8	$7,345.6

	For the Three Months Ended March 31, 2023
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,074.8	$3,090.7	$9,165.5	$(2,000.0)	$(867.8)	$(2,867.8)	$4,074.8	$2,222.9	$6,297.7
Finance charges	368.3	231.1	599.4	(122.6)	(55.7)	(178.3)	245.7	175.4	421.1
Provision for credit losses	—	—	—	(74.7)	(62.7)	(137.4)	(74.7)	(62.7)	(137.4)
New Consumer Loan assignments (1)	745.9	349.4	1,095.3	—	—	—	745.9	349.4	1,095.3
Collections (2)	(808.6)	(438.4)	(1,247.0)	—	—	—	(808.6)	(438.4)	(1,247.0)
Accelerated Dealer Holdback payments	10.8	—	10.8	—	—	—	10.8	—	10.8
Dealer Holdback payments	57.2	—	57.2	—	—	—	57.2	—	57.2
Transfers (3)	(19.2)	19.2	—	6.7	(6.7)	—	(12.5)	12.5	—
Write-offs	(117.7)	(182.9)	(300.6)	117.7	182.9	300.6	—	—	—
Recoveries (4)	0.3	0.8	1.1	(0.3)	(0.8)	(1.1)	—	—	—
Deferral of Loan origination costs	2.6	—	2.6	—	—	—	2.6	—	2.6
Balance, end of period	$6,314.4	$3,069.9	$9,384.3	$(2,073.2)	$(810.8)	$(2,884.0)	$4,241.2	$2,259.1	$6,500.3

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

(In millions)	For the Three Months Ended March 31, 2024
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$57.4	$41.4	$98.8
Forecast changes	64.3	22.9	87.2
Total	$121.7	$64.3	$186.0

(In millions)	For the Three Months Ended March 31, 2023
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$37.7	$55.4	$93.1
Forecast changes	37.0	7.3	44.3
Total	$74.7	$62.7	$137.4

The net Loan income (finance charge revenue less provision for credit losses expense) that we recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. Under CECL, we are required to recognize:
•a significant provision for credit losses expense at the time of the Loan's assignment to us for contractual net cash flows we do not expect to realize; and
•finance charge revenue in subsequent periods that is significantly in excess of our expected yield.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended March 31, 2024
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,586.2	$636.5	$2,222.7
Expected net cash flows at the time of assignment (2)	1,437.8	448.2	1,886.0
Loans receivable at the time of assignment (3)	1,009.4	307.6	1,317.0

Provision for credit losses expense at the time of assignment	$(57.4)	$(41.4)	$(98.8)
Expected future finance charges at the time of assignment (4)	485.8	182.0	667.8
Expected net Loan income at the time of assignment (5)	$428.4	$140.6	$569.0

(In millions)	For the Three Months Ended March 31, 2023
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,172.8	$713.6	$1,886.4
Expected net cash flows at the time of assignment (2)	1,064.1	488.8	1,552.9
Loans receivable at the time of assignment (3)	745.9	349.4	1,095.3

Provision for credit losses expense at the time of assignment	$(37.7)	$(55.4)	$(93.1)
Expected future finance charges at the time of assignment (4)	355.9	194.8	550.7
Expected net Loan income at the time of assignment (5)	$318.2	$139.4	$457.6

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
(5)Represents the amount that expected net cash flows at the time of assignment exceed Loans receivable at the time of assignment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended March 31, 2024
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,707.2	$3,472.0	$10,179.2
New Consumer Loan assignments (1)	1,437.8	448.2	1,886.0
Realized net cash flows (2)	(784.9)	(428.8)	(1,213.7)
Forecast changes	(27.0)	(3.8)	(30.8)
Transfers (3)	(37.2)	39.5	2.3
Balance, end of period	$7,295.9	$3,527.1	$10,823.0

(In millions)	For the Three Months Ended March 31, 2023
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,637.9	$3,395.5	$9,033.4
New Consumer Loan assignments (1)	1,064.1	488.8	1,552.9
Realized net cash flows (2)	(740.6)	(438.4)	(1,179.0)
Forecast changes	(7.2)	16.6	9.4
Transfers (3)	(18.5)	22.1	3.6
Balance, end of period	$5,935.7	$3,484.6	$9,420.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table compares our aggregated forecast of Consumer Loan collection rates as of March 31, 2024 with the aggregated forecasts as of December 31, 2023 and at the time of assignment, segmented by year of assignment:

	Total Loans
	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2024	December 31, 2023	Initial Forecast	December 31, 2023	Initial Forecast
2015	65.3%	65.2%	67.7%	0.1%	-2.4%
2016	63.8%	63.8%	65.4%	0.0%	-1.6%
2017	64.7%	64.7%	64.0%	0.0%	0.7%
2018	65.5%	65.5%	63.6%	0.0%	1.9%
2019	67.0%	66.9%	64.0%	0.1%	3.0%
2020	67.7%	67.6%	63.4%	0.1%	4.3%
2021	64.3%	64.5%	66.3%	-0.2%	-2.0%
2022	62.1%	62.7%	67.5%	-0.6%	-5.4%
2023	67.2%	67.4%	67.5%	-0.2%	-0.3%
2024	66.9%	—	66.9%	—	0.0%

	Dealer Loans
	Forecasted Collection Percentage as of (1) (2)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2024	December 31, 2023	Initial Forecast	December 31, 2023	Initial Forecast
2015	64.6%	64.6%	67.5%	0.0%	-2.9%
2016	63.0%	63.0%	65.1%	0.0%	-2.1%
2017	64.0%	64.0%	63.8%	0.0%	0.2%
2018	64.9%	64.9%	63.6%	0.0%	1.3%
2019	66.7%	66.5%	63.9%	0.2%	2.8%
2020	67.5%	67.4%	63.3%	0.1%	4.2%
2021	64.1%	64.2%	66.3%	-0.1%	-2.2%
2022	61.4%	62.0%	67.3%	-0.6%	-5.9%
2023	66.1%	66.4%	66.8%	-0.3%	-0.7%
2024	66.0%	—	66.0%	—	0.0%

	Purchased Loans
	Forecasted Collection Percentage as of (1) (2)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2024	December 31, 2023	Initial Forecast	December 31, 2023	Initial Forecast
2015	68.9%	68.9%	68.5%	0.0%	0.4%
2016	66.1%	66.1%	66.5%	0.0%	-0.4%
2017	66.3%	66.3%	64.6%	0.0%	1.7%
2018	66.8%	66.8%	63.5%	0.0%	3.3%
2019	67.7%	67.5%	64.2%	0.2%	3.5%
2020	67.9%	67.8%	63.6%	0.1%	4.3%
2021	64.8%	65.0%	66.3%	-0.2%	-1.5%
2022	63.8%	64.3%	68.0%	-0.5%	-4.2%
2023	70.0%	70.1%	69.4%	-0.1%	0.6%
2024	70.0%	—	69.9%	—	0.1%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

We evaluate and adjust the expected collection rate for each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of March 31, 2024 and December 31, 2023, segmented by year of assignment:

(In millions)	Total Loans as of March 31, 2024 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$122.3	$67.7	$241.6	$244.2	$675.8
2020	271.0	124.6	271.9	8.7	676.2
2021	511.4	204.7	327.7	1.1	1,044.9
2022	1,325.5	397.7	399.4	0.1	2,122.7
2023	3,351.6	650.5	219.6	—	4,221.7
2024	1,682.3	59.9	—	—	1,742.2
	$7,264.1	$1,505.1	$1,460.2	$254.1	$10,483.5

(In millions)	Dealer Loans as of March 31, 2024 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$55.7	$30.4	$111.8	$137.6	$335.5
2020	164.0	74.0	163.9	6.6	408.5
2021	346.5	134.7	217.2	0.9	699.3
2022	960.8	284.1	284.7	0.1	1,529.7
2023	2,514.4	496.3	163.6	—	3,174.3
2024	1,356.2	49.5	—	—	1,405.7
	$5,397.6	$1,069.0	$941.2	$145.2	$7,553.0

(In millions)	Purchased Loans as of March 31, 2024 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$66.6	$37.3	$129.8	$106.6	$340.3
2020	107.0	50.6	108.0	2.1	267.7
2021	164.9	70.0	110.5	0.2	345.6
2022	364.7	113.6	114.7	—	593.0
2023	837.2	154.2	56.0	—	1,047.4
2024	326.1	10.4	—	—	336.5
	$1,866.5	$436.1	$519.0	$108.9	$2,930.5

(In millions)	Total Loans as of December 31, 2023 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$24.2	$16.8	$73.5	$204.9	$319.4
2019	150.7	83.8	237.6	39.5	511.6
2020	328.9	165.5	314.5	4.6	813.5
2021	596.6	262.1	368.7	0.7	1,228.1
2022	1,518.0	499.8	422.5	—	2,440.3
2023	3,888.7	666.5	152.0	—	4,707.2
	$6,507.1	$1,694.5	$1,568.8	$249.7	$10,020.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Dealer Loans as of December 31, 2023 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$11.7	$7.9	$35.0	$117.8	$172.4
2019	69.9	38.0	111.2	22.0	241.1
2020	201.7	98.0	190.4	3.5	493.6
2021	407.3	173.4	245.0	0.6	826.3
2022	1,109.4	360.4	303.5	—	1,773.3
2023	2,942.3	503.6	112.9	—	3,558.8
	$4,742.3	$1,181.3	$998.0	$143.9	$7,065.5

(In millions)	Purchased Loans as of December 31, 2023 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$12.5	$8.9	$38.5	$87.1	$147.0
2019	80.8	45.8	126.4	17.5	270.5
2020	127.2	67.5	124.1	1.1	319.9
2021	189.3	88.7	123.7	0.1	401.8
2022	408.6	139.4	119.0	—	667.0
2023	946.4	162.9	39.1	—	1,148.4
	$1,764.8	$513.2	$570.8	$105.8	$2,954.6

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

The following table summarizes the write-offs for Consumer Loan assignments for the three months ended March 31, 2024 and 2023, segmented by year of assignment:

(In millions)	For the Three Months Ended March 31, 2024
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2019 and prior	$45.2	$41.5	$86.7
2020	25.3	21.8	47.1
2021	28.9	27.9	56.8
2022	33.2	40.1	73.3
2023	9.0	35.9	44.9
2024	1.2	1.4	2.6
	$142.8	$168.6	$311.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended March 31, 2023
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2018 and prior	$31.6	$31.5	$63.1
2019	23.7	48.3	72.0
2020	23.7	28.8	52.5
2021	18.8	32.9	51.7
2022	19.0	40.3	59.3
2023	0.9	1.1	2.0
	$117.7	$182.9	$300.6

7.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of
	March 31, 2024	December 31, 2023
Land and land improvements	$2.9	$2.9
Building and improvements	58.8	58.8
Data processing equipment and software	49.2	50.0
Office furniture and equipment	2.6	2.6
Total property and equipment	113.5	114.3
Less: Accumulated depreciation on property and equipment	(68.9)	(67.8)
Total property and equipment, net	$44.6	$46.5

As the vast majority of our team members now work remotely, we have significant excess space in the two office buildings that we own, which are located in Southfield, Michigan. After exploring options to reduce our office space, we have made the preliminary decision to sell the larger building and consolidate into the smaller building that has served as our headquarters since 1993.

The building that we intend to sell is currently scheduled for auction in mid-May 2024. As there is currently a significant amount of unoccupied office space in our region, we do not know whether the auction will result in a sale. Additionally, we believe the market value of the building and its improvements, together with the related land and land improvements and office furniture and equipment, is significantly less than the carrying value of $27.5 million. We have evaluated the facts and circumstances of the potential auction sale, and we do not believe that the building currently meets all of the criteria necessary for us to reclassify it as held for sale. If we were to reclassify the building as held for sale, we would record an impairment charge to reduce its carrying value to its estimated market value less costs to sell.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
8.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended March 31,
	2024	2023
Net assumed written premiums	$31.2	$25.4
Net premiums earned	21.9	17.4
Provision for claims	17.0	17.9
Amortization of capitalized acquisition costs	0.6	0.5

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet Location	March 31, 2024	December 31, 2023
Trust assets	Restricted cash and cash equivalents	$3.0	$1.4
Trust assets	Restricted securities available for sale	99.9	93.2
Unearned premium	Accounts payable and accrued liabilities	76.9	67.6
Claims reserve (1)	Accounts payable and accrued liabilities	5.6	5.6

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

9.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended March 31,
	2024	2023
Ancillary product profit sharing	$7.3	$7.5
Interest	5.8	4.1
Remarketing fees	3.3	3.0
Other	0.5	0.7
Total	$16.9	$15.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended March 31, 2024
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$7.3	$5.8	$—	$0.1	$13.2
Dealers	—	—	3.3	0.4	3.7
Total	$7.3	$5.8	$3.3	$0.5	$16.9

Timing of Revenue Recognition
Over time	$7.3	$5.8	$—	$0.2	$13.3
At a point in time	—	—	3.3	0.3	3.6
Total	$7.3	$5.8	$3.3	$0.5	$16.9

10.           DEBT

Debt consists of the following:

(In millions)	As of March 31, 2024
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$169.5	$—	$—	$169.5
Secured financing (2)	4,474.5	(28.2)	(2.2)	4,444.1
Senior notes	1,000.0	(10.4)	—	989.6
Mortgage note	8.3	—	—	8.3
Total debt	$5,652.3	$(38.6)	$(2.2)	$5,611.5

(In millions)	As of December 31, 2023
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$79.2	$—	$—	$79.2
Secured financing (2)	4,019.0	(25.6)	(2.5)	3,990.9
Senior notes	1,000.0	(11.0)	—	989.0
Mortgage note	8.4	—	—	8.4
Total debt	$5,106.6	$(36.6)	$(2.5)	$5,067.5

(1)Excludes deferred debt issuance costs of $3.8 million and $4.2 million as of March 31, 2024 and December 31, 2023, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of March 31, 2024 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of March 31, 2024
Revolving Secured Line of Credit Facility	n/a	06/22/2026		$390.0	At our option, either the Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 187.5 basis points or the prime rate plus 87.5 basis points
RTP Facility	n/a	—	(1)	20.0	BSBY plus 187.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	04/30/2026	(3)	400.0	The Secured Overnight Financing Rate (SOFR) plus 230 basis points
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	12/29/2026	(3)	300.0	SOFR plus 221.4 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/2025	(5)	200.0	SOFR plus 245 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2026	(3)	75.0	BSBY plus 200 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/21/2026	(3)	200.0	SOFR plus 225.0 basis points (4)
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/2025	(6)	500.0	Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/17/2026	(6)	100.0	SOFR plus 220 basis points (4)
Term ABS 2021-2 (2)	Credit Acceptance Funding LLC 2021-2	02/15/2023	(3)	500.0	Fixed rate
Term ABS 2021-3 (2)	Credit Acceptance Funding LLC 2021-3	05/15/2023	(3)	450.0	Fixed rate
Term ABS 2021-4 (2)	Credit Acceptance Funding LLC 2021-4	10/16/2023	(3)	250.1	Fixed rate
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/2024	(3)	350.0	Fixed rate
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	12/15/2025	(6)	200.0	SOFR plus 235 basis points (4)
Term ABS 2022-3 (2)	Credit Acceptance Funding LLC 2022-3	10/15/2024	(3)	389.9	Fixed rate
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/2025	(3)	400.0	Fixed rate
Term ABS 2023-2 (2)	Credit Acceptance Funding LLC 2023-2	5/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-3 (2)	Credit Acceptance Funding LLC 2023-3	8/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-A (2)	Credit Acceptance Funding LLC 2023-A	12/15/2025	(6)	200.0	Fixed rate
Term ABS 2023-5 (2)	Credit Acceptance Funding LLC 2023-5	12/15/2025	(3)	294.0	Fixed rate
Term ABS 2024-A (2)	Credit Acceptance Funding LLC 2024-A	02/15/2027	(6)	200.0	Fixed rate
Term ABS 2024-1 (2)	Credit Acceptance Funding LLC 2024-1	03/16/2026	(3)	500.0	Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0	Fixed rate
2028 Senior Notes	n/a	12/15/2028		600.0	Fixed rate
Mortgage Note (2)	Chapter 4 Properties, LLC	08/06/2028		9.0	BSBY plus 150 basis points

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended March 31,
	2024	2023
Revolving Secured Lines of Credit
Maximum outstanding principal balance	$328.0	$306.8
Average outstanding principal balance	166.8	123.0
Warehouse Facility II
Maximum outstanding principal balance	201.0	201.0
Average outstanding principal balance	128.1	19.0
Warehouse Facility IV
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility V
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility VI
Maximum outstanding principal balance	60.0	—
Average outstanding principal balance	29.7	—
Warehouse Facility VIII
Maximum outstanding principal balance	100.0	—
Average outstanding principal balance	30.8	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2024	December 31, 2023
Revolving Secured Lines of Credit
Principal balance outstanding	$169.5	$79.2
Amount available for borrowing (1)	240.5	330.8
Interest rate	7.22%	7.33%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	2.0	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.5
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$60.0	$—
Amount available for borrowing (1)	15.0	75.0
Loans pledged as collateral	76.5	—
Restricted cash and cash equivalents pledged as collateral	2.2	—
Interest rate	7.37%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	0.8
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	547.4	597.3
Restricted cash and cash equivalents pledged as collateral	49.1	47.6
Interest rate	5.15%	5.15%
Term ABS 2020-3
Principal balance outstanding	$—	$110.3
Loans pledged as collateral	—	418.4
Restricted cash and cash equivalents pledged as collateral	—	42.3
Interest rate	—%	2.06%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2024	December 31, 2023
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	114.1	112.8
Restricted cash and cash equivalents pledged as collateral	10.1	8.8
Interest rate	7.53%	7.56%
Term ABS 2021-2
Principal balance outstanding	$109.3	$188.2
Loans pledged as collateral	370.5	415.5
Restricted cash and cash equivalents pledged as collateral	39.2	37.3
Interest rate	1.58%	1.38%
Term ABS 2021-3
Principal balance outstanding	$193.2	$265.0
Loans pledged as collateral	351.6	396.3
Restricted cash and cash equivalents pledged as collateral	35.2	33.8
Interest rate	1.33%	1.24%
Term ABS 2021-4
Principal balance outstanding	$178.1	$221.6
Loans pledged as collateral	235.4	255.2
Restricted cash and cash equivalents pledged as collateral	21.9	21.0
Interest rate	1.51%	1.46%
Term ABS 2022-1
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	376.7	378.2
Restricted cash and cash equivalents pledged as collateral	30.2	27.4
Interest rate	5.03%	5.03%
Term ABS 2022-2
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	209.7	212.1
Restricted cash and cash equivalents pledged as collateral	16.5	14.7
Interest rate	7.66%	7.66%
Term ABS 2022-3
Principal balance outstanding	$389.9	$389.9
Loans pledged as collateral	421.0	418.9
Restricted cash and cash equivalents pledged as collateral	32.1	28.9
Interest rate	7.68%	7.68%
Term ABS 2023-1
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	583.3	611.6
Restricted cash and cash equivalents pledged as collateral	40.9	38.5
Interest rate	6.92%	6.92%
Term ABS 2023-2
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	684.4	701.7
Restricted cash and cash equivalents pledged as collateral	46.1	42.0
Interest rate	6.39%	6.39%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2024	December 31, 2023
Term ABS 2023-3
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	648.4	643.8
Restricted cash and cash equivalents pledged as collateral	45.0	40.3
Interest rate	6.86%	6.86%
Term ABS 2023-A
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	301.4	273.4
Restricted cash and cash equivalents pledged as collateral	20.0	17.2
Interest rate	7.51%	7.51%
Term ABS 2023-5
Principal balance outstanding	$294.0	$294.0
Loans pledged as collateral	477.1	433.9
Restricted cash and cash equivalents pledged as collateral	37.3	52.2
Interest rate	6.54%	6.54%
Term ABS 2024-A
Principal balance outstanding	$200.0	$—
Loans pledged as collateral	285.4	—
Restricted cash and cash equivalents pledged as collateral	19.9	—
Interest rate	7.45%	—%
Term ABS 2024-1
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	655.8	—
Restricted cash and cash equivalents pledged as collateral	105.5	—
Interest rate	6.01%	—%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
2028 Senior Notes
Principal balance outstanding	$600.0	$600.0
Interest rate	9.250%	9.250%
Mortgage Note
Principal balance outstanding	$8.3	$8.4
Interest rate	6.87%	6.88%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with each of these transactions, we conveyed Loans on an arms-length basis to a Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than the Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2023-A financings, conveyed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2023-A financings pledged the Loans for the benefit of their respective lenders. The Term ABS 2021-2, 2021-3, 2021-4, 2023-1, 2023-2, 2023-3, 2023-A, 2023-5, 2024-A, and 2024-1 financings each consist of three classes of notes (or, in the case of the Term ABS 2023-A, three classes of loans), while the Term ABS 2022-1 and Term ABS 2022-3 financings consist of four classes of notes.

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

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Closing Date	Net Book Value of Loans Conveyed at Closing	Revolving Period
Term ABS 2019-2	August 28, 2019	$625.1	Through August 15, 2025
Term ABS 2021-1	January 29, 2021	125.1	Through February 17, 2026
Term ABS 2021-2	February 18, 2021	625.1	Through February 15, 2023
Term ABS 2021-3	May 20, 2021	562.6	Through May 15, 2023
Term ABS 2021-4	October 28, 2021	312.6	Through October 16, 2023
Term ABS 2022-1	June 16, 2022	437.6	Through June 17, 2024
Term ABS 2022-2	December 15, 2022	250.1	Through December 15, 2025
Term ABS 2022-3	November 3, 2022	500.1	Through October 15, 2024
Term ABS 2023-1	March 16, 2023	500.2	Through March 17, 2025
Term ABS 2023-2	May 25, 2023	500.1	Through May 15, 2025
Term ABS 2023-3	August 24, 2023	500.1	Through August 15, 2025
Term ABS 2023-A	November 30, 2023	252.0	Through December 15, 2025
Term ABS 2023-5	December 21, 2023	375.1	Through December 15, 2025
Term ABS 2024-A	February 27, 2024	250.1	Through February 15, 2027
Term ABS 2024-1	March 28, 2024	625.2	Through March 16, 2026

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

On March 7, 2019, we issued $400.0 million aggregate principal amount of 6.625% senior notes due 2026 (the “2026 senior notes”). The 2026 senior notes were issued pursuant to an indenture, dated as of March 7, 2019, among the Company, as issuer, the Guarantors, and the trustee under the indenture.

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

Debt Covenants

As of March 31, 2024, we were in compliance with our covenants under our revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization, and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the conveyed assets.

Our Term ABS financings also contain covenants that measure the performance of the conveyed assets. As of March 31, 2024, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures and the RTP facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of March 31, 2024 and December 31, 2023:

(Dollars in millions)
As of March 31, 2024
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$300.0	Warehouse Facility IV	Cap Floating Rate	05/2023	11/2024	$300.0	7.50%
200.0	Warehouse Facility V	Cap Floating Rate	04/2023	01/2026	83.0	5.44%
200.0	Warehouse Facility VIII	Cap Floating Rate	09/2022	09/2025	200.0	5.42%
100.0	Term ABS 2021-1	Cap Floating Rate	04/2023	06/2024	18.8	5.46%
200.0	Term ABS 2022-2	Cap Floating Rate	12/2022	06/2024	200.0	6.50%

(Dollars in millions)
As of December 31, 2023
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$300.0	Warehouse Facility IV	Cap Floating Rate	05/2023	11/2024	$300.0	7.50%
200.0	Warehouse Facility V	Cap Floating Rate	04/2023	01/2026	94.0	5.44%
200.0	Warehouse Facility VIII	Cap Floating Rate	09/2022	9/2025	200.0	5.42%
100.0	Term ABS 2021-1	Cap Floating Rate	04/2023	06/2024	37.5	5.46%
200.0	Term ABS 2022-2	Cap Floating Rate	12/2022	06/2024	200.0	6.50%

(1)Rate excludes the spread over the corresponding benchmark rate.

The interest rate caps have not been designated as hedging instruments. As of March 31, 2024 and December 31, 2023, the interest rate caps had a fair value of $0.1 million, as the capped rates were above market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
12.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended March 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State and local income taxes	3.7%	3.2%
Non-deductible executive compensation expense	1.3%	1.4%
Excess tax benefits from stock-based compensation	-0.6%	-4.2%
Other	0.2%	0.1%
Effective income tax rate	25.6%	21.5%

Excess tax benefits from stock-based compensation

We recognize an excess tax benefit or tax deficiency when the deduction for the stock-based compensation expense of a stock award for tax purposes differs from the cumulative stock-based compensation expense recognized in the financial statements. The excess tax benefit or tax deficiency is recognized in provision for income taxes in the period in which the amount of the deduction is determined, which is when restricted stock units are settled in common stock or stock options are exercised. Excess tax benefits reduce our effective income tax rate, while tax deficiencies increase our effective income tax rate. The impact of excess tax benefits on our effective income tax rate for the three months ended March 31, 2024 decreased from the same period in 2023 primarily due to a decrease in the number of restricted stock units that were settled in common stock during the first quarter of 2023 due to the timing of long-term stock award grants.

13.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended March 31,
	2024	2023
Weighted average shares outstanding:
Common shares	12,318,007	12,809,883
Vested restricted stock units	163,132	247,734
Basic number of weighted average shares outstanding	12,481,139	13,057,617
Dilutive effect of restricted stock units and stock options	165,390	15,699
Dilutive number of weighted average shares outstanding	12,646,529	13,073,316

The following outstanding stock awards were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2024	2023
Stock options	51,750	345,585
Restricted stock units	3,017	11,409
Total	54,767	356,994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
14.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three months ended March 31, 2024 and 2023:

(Dollars in millions)	For the Three Months Ended March 31,
	2024		2023
Stock Repurchases	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)
Open Market (2)	349,256	$189.9	—	$—
Other (3)	2,112	1.2	33,035	14.9
Total	351,368	$191.1	33,035	$14.9

(1)    Total cost of repurchases includes excise tax.
(2)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or otherwise. On August 21, 2023, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of March 31, 2024, we had authorization to repurchase 1,456,751 shares of our common stock.
(3)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the conversion of restricted stock units to common stock.

15.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended March 31,
	2024	2023
Stock options	$8.2	$8.5
Restricted stock units	2.7	1.4
Total	$10.9	$9.9

Pursuant to our Amended and Restated Incentive Compensation Plan, we can grant stock-based awards in the form of restricted stock, restricted stock units, and stock options to team members, officers, directors, and contractors. Instead of a short-term compensation program providing for rolling, annual equity awards to our executive officers and senior leaders, we utilize a multi-year compensation program that grants a one-time equity award at the beginning of the compensation program period that is intended to incentivize recipients over the multi-year compensation period. Our current compensation program for executive officers and senior leaders covers the 2021 through 2024 compensation period and included a one-time equity award in December 2020 with a vesting period of four years. Based on the stock-based awards that are currently outstanding, we expect to recognize the future stock-based compensation expense as follows:

(in millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2024	$31.1
2025	11.4
2026	5.4
2027	0.2
2028	—
Total	$48.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
16.        COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Matters

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation, and regulatory investigations seeking damages, fines, and statutory penalties. The claims allege, among other theories of liability, violations of state, federal, and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance, and other consumer-oriented laws and regulations, including claims seeking damages for alleged physical and mental harm relating to the repossession and sale of consumers’ vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached the Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines, and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors, or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory, and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions or they may file individual arbitration demands for which arbitration providers may request separate filing fees. The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)
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

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our 2023 Annual Report on Form 10-K, as well as Part I - Item 1 - Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Overview

We make vehicle ownership possible by providing innovative financing solutions that enable automobile dealers to sell vehicles to consumers regardless of their credit history. Our financing programs are offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our financing programs, but who actually end up qualifying for traditional financing.

For the three months ended March 31, 2024, consolidated net income was $64.3 million, or $5.08 per diluted share, compared to consolidated net income of $99.5 million, or $7.61 per diluted share, for the same period in 2023, primarily due to increases in provision for credit losses and interest expense, partially offset by an increase in finance charges. Our results for the three months ended March 31, 2024 included:

•A decrease in forecasted collection rates
The decrease in forecasted collection rates decreased forecasted net cash flows from our Loan portfolio by $30.8 million, or 0.3%, compared to stable forecasted collection rates during the first quarter of 2023 that increased forecasted net cash flows from our Loan portfolio by $9.4 million, or 0.1%.
•A decrease in forecasted profitability for Consumer Loans assigned in 2020 through 2022
Forecasted profitability was lower than our estimates at March 31, 2023, due to a decline in forecasted collection rates since the first quarter of 2023 and slower forecasted net cash flow timing during 2023 and the first quarter of 2024, primarily as a result of a decrease in Consumer Loan prepayments, which remain at below-average levels.
•Growth in Consumer Loan assignment volume and the average balance of our Loan portfolio
Unit and dollar volumes grew 24.1% and 20.2%, respectively, as compared to the first quarter of 2023. The average balance of our Loan portfolio, which is our largest-ever, increased 11.7% as compared to the first quarter of 2023.
•An increase in the initial spread on Consumer Loan assignments
The initial spread increased to 22.0% compared to 21.0% on Consumer Loans assigned in the first quarter of 2023.
•An increase in our average cost of debt
Our average cost of debt increased from 4.7% to 7.0%, primarily a result of higher interest rates on recently-completed or -extended secured financings and recently-issued senior notes and the repayment of older secured financings and senior notes with lower interest rates.
•A decrease in common shares outstanding due to stock repurchases
Since the first quarter of 2023, we have repurchased approximately 728,000 shares, or 5.7% of the shares outstanding as of March 31, 2023.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate for each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our aggregated forecast of Consumer Loan collection rates as of March 31, 2024, with the aggregated forecasts as of December 31, 2023 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2024	December 31, 2023	Initial Forecast	December 31, 2023	Initial Forecast
2015	65.3%	65.2%	67.7%	0.1%	-2.4%
2016	63.8%	63.8%	65.4%	0.0%	-1.6%
2017	64.7%	64.7%	64.0%	0.0%	0.7%
2018	65.5%	65.5%	63.6%	0.0%	1.9%
2019	67.0%	66.9%	64.0%	0.1%	3.0%
2020	67.7%	67.6%	63.4%	0.1%	4.3%
2021	64.3%	64.5%	66.3%	-0.2%	-2.0%
2022	62.1%	62.7%	67.5%	-0.6%	-5.4%
2023	67.2%	67.4%	67.5%	-0.2%	-0.3%
2024	66.9%	—	66.9%	—	0.0%
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

Consumer Loans assigned in 2018 through 2020 have yielded forecasted collection results significantly better than our initial estimates, while Consumer Loans assigned in 2015, 2016, 2021, and 2022 have yielded forecasted collection results significantly worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates. For the three months ended March 31, 2024, forecasted collection rates declined for Consumer Loans assigned in 2021 through 2023 and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three months ended March 31, 2024 and 2023 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(Dollars in millions)	For the Three Months Ended March 31,
Increase (Decrease) in Forecasted Net Cash Flows	2024	2023
Dealer loans	$(27.0)	$(7.2)
Purchased loans	(3.8)	16.6
Total	$(30.8)	$9.4
% change from forecast at beginning of period	-0.3%	0.1%

We have experienced increased levels of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio since the beginning of 2020, with realized collections underperforming our expectations during the early stages of the COVID-19 pandemic, outperforming our expectations following the distribution of federal stimulus payments and enhanced unemployment benefits, and underperforming our expectations during the current economic environment. Forecasting collection rates accurately is challenging, so we have designed our business model to produce acceptable levels of profitability across our portfolio, even if Loan performance is less than forecasted in the aggregate. For the period from January 1, 2020 through March 31, 2024, the cumulative change to our forecast of future net cash flows from our Loan portfolio has been a decrease of $17.0 million, or 0.2%, as shown in the following table:

(Dollars in millions)	Increase (Decrease) in Forecasted Net Cash Flows
Three Months Ended	Total Loans	% Change from Forecast at Beginning of Period
March 31, 2020	$(206.5)	-2.3%
June 30, 2020	24.4	0.3%
September 30, 2020	138.5	1.5%
December 31, 2020	(2.7)	0.0%
March 31, 2021	107.4	1.1%
June 30, 2021	104.5	1.1%
September 30, 2021	82.3	0.9%
December 31, 2021	31.9	0.3%
March 31, 2022	110.2	1.2%
June 30, 2022	(43.4)	-0.5%
September 30, 2022	(85.4)	-0.9%
December 31, 2022	(41.1)	-0.5%
March 31, 2023	9.4	0.1%
June 30, 2023	(89.3)	-0.9%
September 30, 2023	(69.4)	-0.7%
December 31, 2023	(57.0)	-0.6%
March 31, 2024	(30.8)	-0.3%
Total	$(17.0)	-0.2%

The following table presents information on Consumer Loan assignments for each of the last 10 years:

	Average			Total Assignment Volume
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)	Unit Volume	Dollar Volume (2) (in millions)
2015	$16,354	$7,272	50	298,288	$2,167.0
2016	18,218	7,976	53	330,710	2,635.5
2017	20,230	8,746	55	328,507	2,873.1
2018	22,158	9,635	57	373,329	3,595.8
2019	23,139	10,174	57	369,805	3,772.2
2020	24,262	10,656	59	341,967	3,641.2
2021	25,632	11,790	59	268,730	3,167.8
2022	27,242	12,924	60	280,467	3,625.3
2023	27,025	12,475	61	332,499	4,147.8
2024 (3)	26,318	11,813	61	111,488	1,317.0

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
(3)Represents activity for the three months ended March 31, 2024. Information in this table for each of the years prior to 2024 represents activity for all 12 months of that year.

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2024, as well as forecasted collection rates and spreads at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection % as of			Spread % as of
Consumer Loan Assignment Year	March 31, 2024	Initial Forecast	Advance % (1)	March 31, 2024	Initial Forecast	% of Forecast Realized (2)
2015	65.3%	67.7%	44.5%	20.8%	23.2%	99.5%
2016	63.8%	65.4%	43.8%	20.0%	21.6%	99.2%
2017	64.7%	64.0%	43.2%	21.5%	20.8%	98.8%
2018	65.5%	63.6%	43.5%	22.0%	20.1%	97.5%
2019	67.0%	64.0%	44.0%	23.0%	20.0%	93.9%
2020	67.7%	63.4%	43.9%	23.8%	19.5%	86.3%
2021	64.3%	66.3%	46.0%	18.3%	20.3%	73.4%
2022	62.1%	67.5%	47.4%	14.7%	20.1%	49.9%
2023	67.2%	67.5%	46.2%	21.0%	21.3%	21.8%
2024	66.9%	66.9%	44.9%	22.0%	22.0%	2.5%
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

The spread between the forecasted collection rate as of March 31, 2024 and the advance rate ranges from 14.7% to 23.8%, on an annual basis, for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The spread with respect to 2022 Consumer Loans has been negatively impacted by Consumer Loan performance, which has been lower than our initial estimates by a greater margin than the other years presented. The higher spread for 2024 Consumer Loans relative to 2023 Consumer Loans as of March 31, 2024 was primarily a result of a higher initial spread on 2024 Consumer Loans, which was due to a decrease in the advance rate, partially offset by a lower initial forecast. Additionally, the performance of 2023 Consumer Loans has been lower than our initial estimates.

The following table compares our forecast of aggregate Consumer Loan collection rates as of March 31, 2024 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	March 31, 2024	Initial Forecast	Variance	March 31, 2024	Initial Forecast	Variance
2015	64.6%	67.5%	-2.9%	68.9%	68.5%	0.4%
2016	63.0%	65.1%	-2.1%	66.1%	66.5%	-0.4%
2017	64.0%	63.8%	0.2%	66.3%	64.6%	1.7%
2018	64.9%	63.6%	1.3%	66.8%	63.5%	3.3%
2019	66.7%	63.9%	2.8%	67.7%	64.2%	3.5%
2020	67.5%	63.3%	4.2%	67.9%	63.6%	4.3%
2021	64.1%	66.3%	-2.2%	64.8%	66.3%	-1.5%
2022	61.4%	67.3%	-5.9%	63.8%	68.0%	-4.2%
2023	66.1%	66.8%	-0.7%	70.0%	69.4%	0.6%
2024	66.0%	66.0%	0.0%	70.0%	69.9%	0.1%

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate) as of March 31, 2024 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2015	64.6%	43.4%	21.2%	68.9%	50.2%	18.7%
2016	63.0%	42.1%	20.9%	66.1%	48.6%	17.5%
2017	64.0%	42.1%	21.9%	66.3%	45.8%	20.5%
2018	64.9%	42.7%	22.2%	66.8%	45.2%	21.6%
2019	66.7%	43.1%	23.6%	67.7%	45.6%	22.1%
2020	67.5%	43.0%	24.5%	67.9%	45.5%	22.4%
2021	64.1%	45.1%	19.0%	64.8%	47.7%	17.1%
2022	61.4%	46.4%	15.0%	63.8%	50.1%	13.7%
2023	66.1%	44.8%	21.3%	70.0%	49.8%	20.2%
2024	66.0%	44.0%	22.0%	70.0%	48.3%	21.7%

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

The spread as of March 31, 2024 on 2024 Dealer Loans was 22.0%, as compared to a spread of 21.3% on 2023 Dealer Loans. The increase was due to Consumer Loan performance, as the performance of 2023 Dealer Loans has been lower than our initial estimates.

The spread as of March 31, 2024 on 2024 Purchased Loans was 21.7%, as compared to a spread of 20.2% on 2023 Purchased Loans. The increase was primarily a result of a higher initial spread on 2024 Purchased Loans, due to a lower advance rate and higher initial forecast. The increase was partially offset by Consumer Loan performance, as the performance of 2023 Purchased Loans has exceeded our initial estimates.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio was 3.4 to 1 as of March 31, 2024. We currently utilize the following primary forms of debt financing: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2023	22.8%	18.6%
June 30, 2023	12.8%	8.3%
September 30, 2023	13.0%	10.5%
December 31, 2023	26.7%	21.3%
March 31, 2024	24.1%	20.2%

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

Unit and dollar volumes grew 24.1% and 20.2%, respectively, during the first quarter of 2024 as the number of active Dealers grew 10.5% and the average unit volume per active Dealer increased 12.0%. Dollar volume increased less than unit volume during the first quarter of 2024 due to a decrease in the average advance paid, due to decreases in the average advance rate and the average size of Consumer Loans assigned. Unit volume for the 28-day period ended April 28, 2024 grew 11.4% compared to the same period in 2023.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2024	2023	% Change
Consumer Loan unit volume	111,488	89,821	24.1%
Active Dealers (1)	10,805	9,775	10.5%
Average volume per active Dealer	10.3	9.2	12.0%

Consumer Loan unit volume from Dealers active both periods	86,596	75,422	14.8%
Dealers active both periods	6,744	6,744	—
Average volume per Dealer active both periods	12.8	11.2	14.8%

Consumer Loan unit volume from Dealers not active both periods	24,892	14,399	72.9%
Dealers not active both periods	4,061	3,031	34.0%
Average volume per Dealer not active both periods	6.1	4.8	27.1%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2024	2023	% Change
Consumer Loan unit volume from new active Dealers	5,193	5,268	-1.4%
New active Dealers (1)	1,310	1,158	13.1%
Average volume per new active Dealer	4.0	4.5	-11.1%

Attrition (2)	-16.0%	-13.8%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last five quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2023	72.1%	27.9%	68.1%	31.9%
June 30, 2023	72.4%	27.6%	68.6%	31.4%
September 30, 2023	74.8%	25.2%	71.7%	28.3%
December 31, 2023	77.2%	22.8%	75.0%	25.0%
March 31, 2024	78.2%	21.8%	76.6%	23.4%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of March 31, 2024 and December 31, 2023, the net Dealer Loans receivable balance was 69.2% and 67.7%, respectively, of the total net Loans receivable balance.

Results of Operations

The net Loan income (finance charge revenue less provision for credit losses expense) that we recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. We believe the economics of our business are best exhibited by recognizing net Loan income on a level-yield basis over the life of the Loan based on expected future net cash flows. Under the GAAP methodology we employ, which is known as the current expected credit loss model, or CECL, we are required to recognize:
•a significant provision for credit losses expense at the time of the Loan’s assignment to us for contractual net cash flows we do not expect to realize; and
•finance charge revenue in subsequent periods that is significantly in excess of our expected yield.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue:
Finance charges	$469.2	$421.1	$48.1	11.4%
Premiums earned	21.9	17.4	4.5	25.9%
Other income	16.9	15.3	1.6	10.5%
Total revenue	508.0	453.8	54.2	11.9%
Costs and expenses:
Salaries and wages	78.5	77.2	1.3	1.7%
General and administrative	23.7	18.0	5.7	31.7%
Sales and marketing	23.9	22.1	1.8	8.1%
Total operating expenses	126.1	117.3	8.8	7.5%

Provision for credit losses on forecast changes	87.2	44.3	42.9	96.8%
Provision for credit losses on new Consumer Loan assignments	98.8	93.1	5.7	6.1%
Total provision for credit losses	186.0	137.4	48.6	35.4%

Interest	92.5	54.4	38.1	70.0%
Provision for claims	17.0	17.9	(0.9)	-5.0%
Total costs and expenses	421.6	327.0	94.6	28.9%
Income before provision for income taxes	86.4	126.8	(40.4)	-31.9%
Provision for income taxes	22.1	27.3	(5.2)	-19.0%
Net income	$64.3	$99.5	$(35.2)	-35.4%
Net income per share:
Basic	$5.15	$7.62	$(2.47)	-32.4%
Diluted	$5.08	$7.61	$(2.53)	-33.2%
Weighted average shares outstanding:
Basic	12,481,139	13,057,617	(576,478)	-4.4%
Diluted	12,646,529	13,073,316	(426,787)	-3.3%

Finance Charges. The increase of $48.1 million, or 11.4%, was primarily due to an increase in the average net Loans receivable balance, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2024	2023	Change
Average net Loans receivable balance	$7,101.3	$6,356.0	$745.3
Average yield on our Loan portfolio	26.4%	26.5%	-0.1%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2024:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2024
Due to an increase in the average net Loans receivable balance	$49.4
Due to a decrease in the average yield	(1.3)
Total increase in finance charges	$48.1

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable.

Premiums Earned. The increase of $4.5 million, or 25.9%, was primarily due to growth in the size of our reinsurance portfolio, which resulted from growth in new Consumer Loan assignments and an increase in the average premium written per reinsured vehicle service contract in recent periods.

Operating Expenses. The increase of $8.8 million, or 7.5%, was primarily due to an increase in general and administrative expenses of $5.7 million, or 31.7%, primarily due to increases in legal and technology systems expenses.

Provision for Credit Losses. The increase of $48.6 million, or 35.4%, was due to increases in provision for credit losses on forecast changes and provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Three Months Ended March 31,
Provision for Credit Losses	2024	2023	Change
Forecast changes	$87.2	$44.3	$42.9
New Consumer Loan assignments	98.8	93.1	5.7
Total	$186.0	$137.4	$48.6

The increase in provision for credit losses related to forecast changes was due to a decline in Consumer Loan performance and slower net cash flow timing during the first quarter of 2024 compared to the first quarter of 2023. During the first quarter of 2024, we decreased our estimate of future net cash flows by $30.8 million, or 0.3%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments, which remain at below-average levels. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. During the first quarter of 2023, we increased our estimate of future net cash flows by $9.4 million, or 0.1%, to reflect stable forecasted collection rates during the period; however, we slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments.

The increase in provision for credit losses related to new Consumer Loan assignments was primarily due to a 24.1% increase in Consumer Loan assignment unit volume, partially offset by a 14.5% decrease in the average provision per Consumer Loan assignment. The decrease in the average provision per Consumer Loan assignment was primarily due to a decrease in the average advance rate for 2024 Consumer Loans.

Interest. The increase in interest expense of $38.1 million, or 70.0%, was due to:
•An increase in our average cost of debt, which was primarily a result of higher interest rates on recently-completed or -extended secured financings and recently-issued senior notes and the repayment of older secured financings and senior notes with lower interest rates.
•An increase in the average outstanding debt principal balance, which was primarily due to borrowing used to fund the growth of our loan portfolio and stock repurchases.

The following table presents the change in interest expense, average outstanding debt principal balance, and average cost of debt for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023:

(Dollars in millions)	For the Three Months Ended March 31,
	2024	2023	Change
Interest expense	$92.5	$54.4	$38.1
Average outstanding debt balance (1)	5,306.8	4,594.7	712.1
Average cost of debt	7.0%	4.7%	2.3%
(1) Includes the unamortized debt discount.

Provision for Income Taxes. For the three months ended March 31, 2024, the effective income tax rate increased to 25.6% from 21.5% for the same period in 2023. The increase was primarily due to the impact of tax benefits recognized in 2023 related to our stock-based compensation plan. For additional information, see Note 12 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Properties

The COVID-19 pandemic had a significant impact on our work environment, as the vast majority of our team members began working remotely. Because our remote operations and processes proved successful early on, we now pursue a “remote first” strategy to take advantage of the national talent pool and an increased rate of team member satisfaction. While remote work has become the primary experience for most of our team members, we do have team members that, due to their personal preference or the nature of their responsibilities, have continued to work primarily in one of our office properties. Additionally, we have various on-site meetings, events, and team building activities for which in-person attendance is encouraged. Therefore, we believe we have a continuing need for some amount of office space.

As a result of the “remote first” strategy, we have significant excess space in the two office buildings that we own, which are located in Southfield, Michigan. After exploring options to reduce our office space, we have made the preliminary decision to sell the larger building and consolidate into the smaller building that has served as our headquarters since 1993.

The building that we intend to sell is currently scheduled for auction in mid-May 2024. As there is currently a significant amount of unoccupied office space in our region, we do not know whether the auction will result in a sale of the building. Additionally, we believe the market value of the building and its improvements, together with the related land and land improvements and office furniture and equipment, is significantly less than the carrying value of $27.5 million. We have evaluated the facts and circumstances of the potential auction sale, and we do not believe that the building currently meets all of the criteria necessary for us to reclassify it as held for sale. If we were to reclassify the building as held for sale, we would record an impairment charge to reduce its carrying value to its estimated market value less costs to sell.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement, and we were in compliance with those covenants as of March 31, 2024. For information regarding these financings and the covenants included in the related documents, see Note 10 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On February 16, 2024, we extended the $100.0 million Term ABS financing that we entered into on January 29, 2021 and to which we refer as Term ABS 2021-1. Under the amendment effecting the extension, the date on which the financing will cease to revolve has been extended from December 16, 2024 to February 17, 2026.

On February 27, 2024, we completed a $200.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 7.8% (including placement agent fees and other costs), and it will revolve for 36 months, after which it will amortize based upon the cash flows on the underlying Loans.

On March 28, 2024, we completed a $500.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 6.4% (including initial purchasers' fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

Cash and cash equivalents were $8.4 million as of March 31, 2024 and $13.2 million as of December 31, 2023. As of March 31, 2024 and December 31, 2023, we had $1,355.5 million and $1,505.8 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased to $5,611.5 million as of March 31, 2024 from $5,067.5 million as of December 31, 2023.

A summary of our scheduled principal debt maturities as of March 31, 2024 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2024	$627.8
2025	1,800.9
2026	2,094.4
2027	519.1
2028	610.1
Over five years	—
Total	$5,652.3
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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, other risk factors discussed herein or listed from time to time in our reports filed with the SEC, and the following:

Industry, Operational, and Macroeconomic Risks
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
•An outbreak of contagious disease or other public health emergency could materially and adversely affect our business, financial condition, liquidity, and results of operations.
•The concentration of Dealers in several states could adversely affect us.
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
•We depend on secure information technology, and a breach of our systems or those of our third-party service providers could result in our experiencing significant financial, legal, and reputational exposure and could materially adversely affect our business, financial condition, and results of operations.
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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended March 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2024	224,118	(3)	$533.54	223,808	1,582,199
February 1 to February 29, 2024	50,063	(4)	549.11	48,296	1,533,903
March 1 to March 31, 2024	77,187	(5)	548.88	77,152	1,456,751
Total	351,368		$539.13	349,256

(1)    Average price paid per share excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders’ Equity.
(2)    On August 21, 2023, our board of directors authorized the repurchase by us from time to time of up to two million shares of our common stock (the "August 2023 Authorization"). The August 2023 Authorization, which was announced on August 24, 2023, does not have a specified expiration date. Repurchases under the August 2023 Authorization may be made in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5‑1 under the Securities Exchange Act of 1934 or otherwise.
(3)    Amount includes 310 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in shares of common stock and the vesting of restricted stock units.
(4)    Amount includes 1,767 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in shares of common stock and the vesting of restricted stock units.
(5)    Amount includes 35 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in shares of common stock and the vesting of restricted stock units.

ITEM 5.          OTHER INFORMATION

During the quarter ended March 31, 2024, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of Credit Acceptance Corporation.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.132	Fifth Amendment to Loan and Security Agreement, dated as of February 16, 2024, among the Company, Credit Acceptance Funding LLC 2021-1, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.132 to the Company's Current Report on Form 8-K filed February 22, 2024).
4.133	Sale and Servicing Agreement, dated as of February 27, 2024 among the Company, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Funding LLC 2024-A, and Computershare Trust Company, N.A.(incorporated by reference to Exhibit 4.133 to the Company's Current Report on Form 8-K filed February 29, 2024).
4.134	Backup Servicing Agreement dated as of February 27, 2024 among the Company, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Funding LLC 2024-A, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.134 to the Company's Current Report on Form 8-K filed February 29, 2024).
4.135	Amended and Restated Intercreditor Agreement dated February 27, 2024 among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2024-A, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Funding LLC 2023-A, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Auto Loan Trust 2023-5, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Auto Loan Trust 2023-2,Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Auto Loan Trust 2021-3, Credit Acceptance Auto Loan Trust 2021-2, Computershare Trust Company, N.A., Fifth Third Bank, National Association, Bank of Montreal, Comerica Bank, Flagstar Bank, National Association, and Citizens Bank, N.A., (incorporated by reference to Exhibit 4.135 to the Company's Current Report on Form 8-K filed February 29, 2024).
4.136	Sale and Contribution Agreement dated as of February 27, 2024, between the Company and Credit Acceptance Funding LLC 2024-A (incorporated by reference to Exhibit 4.136 to the Company's Current Report on Form 8-K filed February 29, 2024).
4.137	Amended and Restated Trust Agreement, dated as of February 27, 2024, among Credit Acceptance Funding LLC 2024-A, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.137 to the Company's Current Report on Form 8-K filed February 29, 2024).
4.138	Indenture, dated as of February 27, 2024, between Credit Acceptance Auto Loan Trust 2024-A and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.138 to the Company's Current Report on Form 8-K filed February 29, 2024).
4.139	Indenture, dated as of March 28, 2024, between Credit Acceptance Auto Loan Trust 2024-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.139 to the Company's Current Report on Form 8 K filed April 3, 2024).
4.140	Backup Servicing Agreement, dated as of March 28, 2024, among the Company, Credit Acceptance Auto Loan Trust 2024-1, Credit Acceptance Funding LLC 2024-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.140 to the Company's Current Report on Form 8-K filed April 3, 2024).
4.141	Amended and Restated Intercreditor Agreement, dated March 28, 2024, among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2024-1, Credit Acceptance Funding LLC 2024-A, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Funding LLC 2023-A, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Funding LLC 2021-2, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2024-1, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Auto Loan Trust 2023-5, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Auto Loan Trust 2021-3, Credit Acceptance Auto Loan Trust 2021-2, Computershare Trust Company, N.A., Fifth Third Bank, National Association, Bank of Montreal, Comerica Bank, Flagstar Bank, National Association, and Citizens Bank, N.A. (incorporated by reference to Exhibit 4.141 to the Company’s Current Report on Form 8-K filed April 3, 2024).
4.142	Sale and Contribution Agreement, dated as of March 28, 2024, between the Company and Credit Acceptance Funding LLC 2024-1 (incorporated by reference to Exhibit 4.142 to the Company’s Current Report on Form 8 K filed April 3, 2024).

4.143	Amended and Restated Trust Agreement, dated as of March 28, 2024, among Credit Acceptance Funding LLC 2024-1, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.143 to the Company's Current Report on Form 8-K filed April 3, 2024).
4.144	Sale and Servicing Agreement, dated as of March 28, 2024, among the Company, Credit Acceptance Auto Loan Trust 2024-1, Credit Acceptance Funding LLC 2024-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.144 to the Company's Current Report on Form 8-K filed April 3, 2024).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Chief Financial Officer
(Principal Financial Officer)
Date:	April 30, 2024