Form 10-Q
period 2024-06-30
CREDIT ACCEPTANCE CORP
filed 2024-07-31
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of shares of Common Stock, $.01 par value, outstanding on July 24, 2024 was 12,111,173.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	June 30, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$8.3	$13.2
Restricted cash and cash equivalents	509.3	457.7
Restricted securities available for sale	106.1	93.2

Loans receivable	10,884.2	10,020.1
Allowance for credit losses	(3,336.5)	(3,064.8)
Loans receivable, net	7,547.7	6,955.3

Property and equipment, net	16.1	46.5
Income taxes receivable	39.9	4.3
Other assets	28.0	40.0
Total assets	$8,255.4	$7,610.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$344.2	$318.8
Revolving secured lines of credit	84.3	79.2
Secured financing	4,872.2	3,990.9
Senior notes	990.1	989.0
Mortgage note	—	8.4
Deferred income taxes, net	409.5	389.2
Income taxes payable	0.2	81.0
Total liabilities	6,700.5	5,856.5

Commitments and Contingencies - See Note 16
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 12,111,128 and 12,522,397 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	0.1	0.1
Paid-in capital	313.8	279.0
Retained earnings	1,242.2	1,475.6
Accumulated other comprehensive loss	(1.2)	(1.0)
Total shareholders’ equity	1,554.9	1,753.7
Total liabilities and shareholders’ equity	$8,255.4	$7,610.2

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Finance charges	$497.7	$441.0	$966.9	$862.1
Premiums earned	24.3	19.8	46.2	37.2
Other income	16.2	17.1	33.1	32.4
Total revenue	538.2	477.9	1,046.2	931.7
Costs and expenses:
Salaries and wages	75.8	70.2	154.3	147.4
General and administrative	23.2	20.5	46.9	38.5
Sales and marketing	25.4	26.3	49.3	48.4
Total operating expenses	124.4	117.0	250.5	234.3

Provision for credit losses on forecast changes	237.8	168.8	325.0	213.1
Provision for credit losses on new Consumer Loan assignments	82.8	81.7	181.6	174.8
Total provision for credit losses	320.6	250.5	506.6	387.9

Interest	104.5	62.8	197.0	117.2
Provision for claims	20.3	19.7	37.3	37.6
Loss on sale of building	23.7	—	23.7	—
Total costs and expenses	593.5	450.0	1,015.1	777.0
Income (loss) before provision (benefit) for income taxes	(55.3)	27.9	31.1	154.7
Provision (benefit) for income taxes	(8.2)	5.7	13.9	33.0
Net income (loss)	$(47.1)	$22.2	$17.2	$121.7
Net income (loss) per share:
Basic	$(3.83)	$1.70	$1.39	$9.32
Diluted	$(3.83)	$1.69	$1.37	$9.30
Weighted average shares outstanding:
Basic	12,282,174	13,049,935	12,381,656	13,053,755
Diluted	12,282,174	13,099,961	12,533,246	13,085,988

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(47.1)	$22.2	$17.2	$121.7
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	—	(0.6)	(0.2)	0.2
Other comprehensive gain (loss)	—	(0.6)	(0.2)	0.2
Comprehensive income (loss)	$(47.1)	$21.6	$17.0	$121.9

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended June 30, 2024
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,220,580	$0.1	$303.5	$1,349.8	$(1.2)	$1,652.2
Net loss	—	—	—	(47.1)	—	(47.1)
Stock-based compensation	—	—	10.6	—	—	10.6
Repurchase of common stock	(110,677)	—	(0.3)	(60.5)	—	(60.8)
Restricted stock units settled in common stock	1,225	—	—	—	—	—
Balance, end of period	12,111,128	$0.1	$313.8	$1,242.2	$(1.2)	$1,554.9

(Dollars in millions)	For the Three Months Ended June 30, 2023
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,836,907	$0.1	$252.1	$1,473.3	$(2.1)	$1,723.4
Net income	—	—	—	22.2	—	22.2
Other comprehensive loss	—	—	—	—	(0.6)	(0.6)
Stock-based compensation	—	—	9.8	—	—	9.8
Repurchase of common stock	(16,226)	—	(0.2)	(7.6)	—	(7.8)
Restricted stock units settled in common stock	1,000	—	—	—	—	—
Balance, end of period	12,821,681	$0.1	$261.7	$1,487.9	$(2.7)	$1,747.0

(Dollars in millions)	For the Six Months Ended June 30, 2024
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,522,397	$0.1	$279.0	$1,475.6	$(1.0)	$1,753.7
Net income	—	—	—	17.2	—	17.2
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	21.5	—	—	21.5
Repurchase of common stock	(462,045)	—	(1.3)	(250.6)	—	(251.9)
Restricted stock units settled to common stock	8,350	—	—	—	—	—
Stock options exercised	42,426	—	14.6	—	—	14.6
Balance, end of period	12,111,128	$0.1	$313.8	$1,242.2	$(1.2)	$1,554.9

(Dollars in millions)	For the Six Months Ended June 30, 2023
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,756,885	$0.1	$245.7	$1,381.1	$(2.9)	$1,624.0
Net income	—	—	—	121.7	—	121.7
Other comprehensive income	—	—	—	—	0.2	0.2
Stock-based compensation	—	—	19.7	—	—	19.7
Repurchase of common stock	(49,261)	—	(7.8)	(14.9)	—	(22.7)
Restricted stock units settled to common stock	101,757	—	—	—	—	—
Stock options exercised	12,300	—	4.1	—	—	4.1
Balance, end of period	12,821,681	$0.1	$261.7	$1,487.9	$(2.7)	$1,747.0

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$17.2	$121.7
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	506.6	387.9
Depreciation	4.2	4.4
Amortization	9.8	8.4
Provision for deferred income taxes	20.3	21.8
Stock-based compensation	21.5	19.7
Loss on sale of building	23.7	—
Other	0.4	0.4
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	14.2	3.3
Increase in income taxes receivable	(35.6)	(5.0)
Decrease in income taxes payable	(80.8)	(2.3)
Decrease in other assets	12.5	18.9
Net cash provided by operating activities	514.0	579.2
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(34.3)	(20.9)
Proceeds from sale of restricted securities available for sale	16.0	7.6
Maturities of restricted securities available for sale	4.9	4.2
Principal collected on Loans receivable	1,610.4	1,593.7
Advances to Dealers	(1,959.1)	(1,470.4)
Purchases of Consumer Loans	(586.4)	(680.9)
Accelerated payments of Dealer Holdback	(33.4)	(24.6)
Payments of Dealer Holdback	(130.5)	(118.3)
Purchases of property and equipment	(0.7)	(2.4)
Proceeds from sale of building	3.2	—
Net cash used in investing activities	(1,109.9)	(712.0)
Cash Flows From Financing Activities:
Borrowings under revolving secured lines of credit	4,505.7	3,509.5
Repayments under revolving secured lines of credit	(4,500.6)	(3,371.5)
Proceeds from secured financing	2,249.9	1,201.0
Repayments of secured financing	(1,365.6)	(1,181.1)
Payments of debt issuance costs	(13.0)	(11.2)
Repurchase of common stock	(251.9)	(22.7)
Proceeds from stock options exercised	14.6	4.1
Other	3.5	(1.0)
Net cash provided by financing activities	642.6	127.1
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	46.7	(5.7)
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	470.9	417.7
Cash and cash equivalents and restricted cash and cash equivalents end of period	$517.6	$412.0
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$182.6	$107.5
Cash paid during the period for income taxes, net of refunds	$101.2	$18.3

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2024 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items that would require disclosure in or adjustment to the consolidated financial statements.

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

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consumer Loan Assignment Volume	2024	2023	2024	2023
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	80.2%	80.4%	81.8%	82.8%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2023	72.1%	27.9%	68.1%	31.9%
June 30, 2023	72.4%	27.6%	68.6%	31.4%
September 30, 2023	74.8%	25.2%	71.7%	28.3%
December 31, 2023	77.2%	22.8%	75.0%	25.0%
March 31, 2024	78.2%	21.8%	76.6%	23.4%
June 30, 2024	78.5%	21.5%	77.3%	22.7%
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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of June 30, 2024 and December 31, 2023, we had $8.0 million and $12.8 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of June 30, 2024 and December 31, 2023, we had $504.5 million and $453.7 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$8.3	$13.2	$3.2	$7.7
Restricted cash and cash equivalents	509.3	457.7	408.8	410.0
Total cash and cash equivalents and restricted cash and cash equivalents	$517.6	$470.9	$412.0	$417.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Recognition and Measurement Policy. On January 1, 2020, we adopted Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, which is known as the current expected credit loss model, or CECL. Loans outstanding prior to the adoption date are no longer material to our consolidated financial statements. Consumer Loans assigned to us on or subsequent to January 1, 2020 are accounted for as originated financial assets (“Originated Method”).

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

Loans Receivable. Amounts advanced to Dealers for Consumer Loans assigned under the Portfolio Program are recorded as Dealer Loans and are aggregated by Dealer for purposes of recognizing revenue and measuring credit losses. Amounts paid to Dealers for Consumer Loans assigned under the Purchase Program are recorded as Purchased Loans and, for purposes of recognizing revenue and measuring credit losses, are not aggregated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

Methodology Changes. During the second quarter of 2024, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2022 through 2024. During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. For additional information, see Note 6. For the three and six months ended June 30, 2024 and 2023, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

Recognition Policy. We recognize finance charges under the interest method such that revenue is recognized on a level-yield basis over the life of the Loan. We calculate finance charges on a monthly basis by applying the effective interest rate of the Loan to the net carrying amount of the Loan (Loan receivable less the related allowance for credit losses). The effective interest rate is based on contractual future net cash flows.

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
(UNAUDITED)
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

Mortgage Note. The fair value was determined by calculating the present value of the debt instrument based on current rates for debt with a similar risk profile and maturity.

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of June 30, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$8.3	$8.3	$13.2	$13.2
Restricted cash and cash equivalents	509.3	509.3	457.7	457.7
Restricted securities available for sale	106.1	106.1	93.2	93.2
Loans receivable, net	7,547.7	8,613.3	6,955.3	7,759.1
Liabilities
Revolving secured lines of credit	$84.3	$84.3	$79.2	$79.2
Secured financing	4,872.2	4,913.2	3,990.9	4,025.9
Senior notes	990.1	1,034.6	989.0	1,039.8
Mortgage note	—	—	8.4	8.4

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$8.3	$—	$—	$8.3
Restricted cash and cash equivalents (1)	509.3	—	—	509.3
Restricted securities available for sale (2)	86.3	19.8	—	106.1
Loans receivable, net (1)	—	—	8,613.3	8,613.3
Liabilities
Revolving secured lines of credit (1)	$—	$84.3	$—	$84.3
Secured financing (1)	3,953.0	960.2	—	4,913.2
Senior notes (1)	1,034.6	—	—	1,034.6

(In millions)	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$13.2	$—	$—	$13.2
Restricted cash and cash equivalents (1)	457.7	—	—	457.7
Restricted securities available for sale (2)	75.1	18.1	—	93.2
Loans receivable, net (1)	—	—	7,759.1	7,759.1
Liabilities
Revolving secured lines of credit (1)	$—	$79.2	$—	$79.2
Secured financing (1)	3,225.8	800.1	—	4,025.9
Senior notes (1)	1,039.8	—	—	1,039.8
Mortgage note (1)	—	8.4	—	8.4

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$46.8	$0.1	$(0.7)	$46.2
U.S. Government and agency securities	40.2	—	(0.9)	39.3
Asset-backed securities	19.8	0.1	(0.2)	19.7
Municipal securities	0.8	—	—	0.8
Mortgage-backed securities	0.1	—	—	0.1
Total restricted securities available for sale	$107.7	$0.2	$(1.8)	$106.1

(In millions)	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$40.5	$0.3	$(0.9)	$39.9
U.S. Government and agency securities	35.2	0.2	(0.9)	34.5
Asset-backed securities	18.0	0.1	(0.2)	17.9
Municipal securities	0.7	—	—	0.7
Mortgage-backed securities	0.2	—	—	0.2
Total restricted securities available for sale	$94.6	$0.6	$(2.0)	$93.2

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of June 30, 2024
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$20.0	$(0.1)	$12.8	$(0.6)	$32.8	$(0.7)
U.S. Government and agency securities	16.1	(0.1)	17.2	(0.8)	33.3	(0.9)
Asset-backed securities	8.1	—	6.1	(0.2)	14.2	(0.2)
Mortgage-backed securities	—	—	0.1	—	0.1	—
Total restricted securities available for sale	$44.2	$(0.2)	$36.2	$(1.6)	$80.4	$(1.8)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2023
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$2.7	$—	$18.4	$(0.9)	$21.1	$(0.9)
U.S. Government and agency securities	6.8	(0.1)	16.4	(0.8)	23.2	(0.9)
Asset-backed securities	1.6	—	7.3	(0.2)	8.9	(0.2)
Mortgage-backed securities	—	—	0.2	—	0.2	—
Total restricted securities available for sale	$11.1	$(0.1)	$42.3	$(1.9)	$53.4	$(2.0)

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

(In millions)	As of
	June 30, 2024		December 31, 2023
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$9.5	$9.3	$6.9	$6.8
Over one year to five years	88.4	87.0	80.5	79.1
Over five years to ten years	9.7	9.7	7.1	7.2
Over ten years	0.1	0.1	0.1	0.1
Total restricted securities available for sale	$107.7	$106.1	$94.6	$93.2

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of June 30, 2024
	Dealer Loans	Purchased Loans	Total
Loans receivable	$7,980.6	$2,903.6	$10,884.2
Allowance for credit losses	(2,659.5)	(677.0)	(3,336.5)
Loans receivable, net	$5,321.1	$2,226.6	$7,547.7

(In millions)	As of December 31, 2023
	Dealer Loans	Purchased Loans	Total
Loans receivable	$7,065.5	$2,954.6	$10,020.1
Allowance for credit losses	(2,355.7)	(709.1)	(3,064.8)
Loans receivable, net	$4,709.8	$2,245.5	$6,955.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended June 30, 2024
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,553.0	$2,930.5	$10,483.5	$(2,471.2)	$(666.7)	$(3,137.9)	$5,081.8	$2,263.8	$7,345.6
Finance charges	473.5	229.0	702.5	(157.0)	(47.8)	(204.8)	316.5	181.2	497.7
Provision for credit losses	—	—	—	(212.3)	(108.3)	(320.6)	(212.3)	(108.3)	(320.6)
New Consumer Loan assignments (1)	949.7	278.8	1,228.5	—	—	—	949.7	278.8	1,228.5
Collections (2)	(879.0)	(412.5)	(1,291.5)	—	—	—	(879.0)	(412.5)	(1,291.5)
Accelerated Dealer Holdback payments	18.3	—	18.3	—	—	—	18.3	—	18.3
Dealer Holdback payments	65.6	—	65.6	—	—	—	65.6	—	65.6
Transfers (3)	(34.5)	34.5	—	10.9	(10.9)	—	(23.6)	23.6	—
Write-offs	(171.2)	(157.8)	(329.0)	171.2	157.8	329.0	—	—	—
Recoveries (4)	1.1	1.1	2.2	(1.1)	(1.1)	(2.2)	—	—	—
Deferral of Loan origination costs	4.1	—	4.1	—	—	—	4.1	—	4.1
Balance, end of period	$7,980.6	$2,903.6	$10,884.2	$(2,659.5)	$(677.0)	$(3,336.5)	$5,321.1	$2,226.6	$7,547.7

	For the Three Months Ended June 30, 2023
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,314.4	$3,069.9	$9,384.3	$(2,073.2)	$(810.8)	$(2,884.0)	$4,241.2	$2,259.1	$6,500.3
Finance charges	387.5	235.9	623.4	(128.1)	(54.3)	(182.4)	259.4	181.6	441.0
Provision for credit losses	—	—	—	(144.6)	(105.9)	(250.5)	(144.6)	(105.9)	(250.5)
New Consumer Loan assignments (1)	724.5	331.5	1,056.0	—	—	—	724.5	331.5	1,056.0
Collections (2)	(792.9)	(421.8)	(1,214.7)	—	—	—	(792.9)	(421.8)	(1,214.7)
Accelerated Dealer Holdback payments	13.8	—	13.8	—	—	—	13.8	—	13.8
Dealer Holdback payments	61.1	—	61.1	—	—	—	61.1	—	61.1
Transfers (3)	(32.4)	32.4	—	12.3	(12.3)	—	(20.1)	20.1	—
Write-offs	(145.8)	(183.6)	(329.4)	145.8	183.6	329.4	—	—	—
Recoveries (4)	0.6	1.2	1.8	(0.6)	(1.2)	(1.8)	—	—	—
Deferral of Loan origination costs	3.3	—	3.3	—	—	—	3.3	—	3.3
Balance, end of period	$6,534.1	$3,065.5	$9,599.6	$(2,188.4)	$(800.9)	$(2,989.3)	$4,345.7	$2,264.6	$6,610.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	For the Six Months Ended June 30, 2024
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,065.5	$2,954.6	$10,020.1	$(2,355.7)	$(709.1)	$(3,064.8)	$4,709.8	$2,245.5	$6,955.3
Finance charges	912.0	457.0	1,369.0	(305.2)	(96.9)	(402.1)	606.8	360.1	966.9
Provision for credit losses	—	—	—	(334.0)	(172.6)	(506.6)	(334.0)	(172.6)	(506.6)
New Consumer Loan assignments (1)	1,959.1	586.4	2,545.5	—	—	—	1,959.1	586.4	2,545.5
Collections (2)	(1,743.9)	(841.3)	(2,585.2)	—	—	—	(1,743.9)	(841.3)	(2,585.2)
Accelerated Dealer Holdback payments	33.4	—	33.4	—	—	—	33.4	—	33.4
Dealer Holdback payments	130.5	—	130.5	—	—	—	130.5	—	130.5
Transfers (3)	(71.4)	71.4	—	22.9	(22.9)	—	(48.5)	48.5	—
Write-offs	(314.0)	(326.4)	(640.4)	314.0	326.4	640.4	—	—	—
Recoveries (4)	1.5	1.9	3.4	(1.5)	(1.9)	(3.4)	—	—	—
Deferral of Loan origination costs	7.9	—	7.9	—	—	—	7.9	—	7.9
Balance, end of period	$7,980.6	$2,903.6	$10,884.2	$(2,659.5)	$(677.0)	$(3,336.5)	$5,321.1	$2,226.6	$7,547.7

	For the Six Months Ended June 30, 2023
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,074.8	$3,090.7	$9,165.5	$(2,000.0)	$(867.8)	$(2,867.8)	$4,074.8	$2,222.9	$6,297.7
Finance charges	755.8	467.0	1,222.8	(250.7)	(110.0)	(360.7)	505.1	357.0	862.1
Provision for credit losses	—	—	—	(219.3)	(168.6)	(387.9)	(219.3)	(168.6)	(387.9)
New Consumer Loan assignments (1)	1,470.4	680.9	2,151.3	—	—	—	1,470.4	680.9	2,151.3
Collections (2)	(1,601.5)	(860.2)	(2,461.7)	—	—	—	(1,601.5)	(860.2)	(2,461.7)
Accelerated Dealer Holdback payments	24.6	—	24.6	—	—	—	24.6	—	24.6
Dealer Holdback payments	118.3	—	118.3	—	—	—	118.3	—	118.3
Transfers (3)	(51.6)	51.6	—	19.0	(19.0)	—	(32.6)	32.6	—
Write-offs	(263.5)	(366.5)	(630.0)	263.5	366.5	630.0	—	—	—
Recoveries (4)	0.9	2.0	2.9	(0.9)	(2.0)	(2.9)	—	—	—
Deferral of Loan origination costs	5.9	—	5.9	—	—	—	5.9	—	5.9
Balance, end of period	$6,534.1	$3,065.5	$9,599.6	$(2,188.4)	$(800.9)	$(2,989.3)	$4,345.7	$2,264.6	$6,610.3

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

(In millions)	For the Three Months Ended June 30, 2024
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$48.6	$34.2	$82.8
Forecast changes	163.7	74.1	237.8
Total	$212.3	$108.3	$320.6

(In millions)	For the Three Months Ended June 30, 2023
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$33.8	$47.9	$81.7
Forecast changes	110.8	58.0	168.8
Total	$144.6	$105.9	$250.5

(In millions)	For the Six Months Ended June 30, 2024
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$106.0	$75.6	$181.6
Forecast changes	228.0	97.0	325.0
Total	$334.0	$172.6	$506.6

(In millions)	For the Six Months Ended June 30, 2023
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$71.5	$103.3	$174.8
Forecast changes	147.8	65.3	213.1
Total	$219.3	$168.6	$387.9

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
•finance charge revenue in subsequent periods that is significantly in excess of our expected yield.

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended June 30, 2024
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,474.4	$565.4	$2,039.8
Expected net cash flows at the time of assignment (2)	1,341.6	404.8	1,746.4
Loans receivable at the time of assignment (3)	949.7	278.8	1,228.5

Provision for credit losses expense at the time of assignment	$(48.6)	$(34.2)	$(82.8)
Expected future finance charges at the time of assignment (4)	440.5	160.2	600.7
Expected net Loan income at the time of assignment (5)	$391.9	$126.0	$517.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended June 30, 2023
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,121.5	$657.6	$1,779.1
Expected net cash flows at the time of assignment (2)	1,018.9	461.3	1,480.2
Loans receivable at the time of assignment (3)	724.5	331.5	1,056.0

Provision for credit losses expense at the time of assignment	$(33.8)	$(47.9)	$(81.7)
Expected future finance charges at the time of assignment (4)	328.2	177.7	505.9
Expected net Loan income at the time of assignment (5)	$294.4	$129.8	$424.2

(In millions)	For the Six Months Ended June 30, 2024
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,060.6	$1,201.9	$4,262.5
Expected net cash flows at the time of assignment (2)	2,779.4	853.0	3,632.4
Loans receivable at the time of assignment (3)	1,959.1	586.4	2,545.5

Provision for credit losses expense at the time of assignment	$(106.0)	$(75.6)	$(181.6)
Expected future finance charges at the time of assignment (4)	926.3	342.2	1,268.5
Expected net Loan income at the time of assignment (5)	$820.3	$266.6	$1,086.9

(In millions)	For the Six Months Ended June 30, 2023
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,294.3	$1,371.2	$3,665.5
Expected net cash flows at the time of assignment (2)	2,083.0	950.1	3,033.1
Loans receivable at the time of assignment (3)	1,470.4	680.9	2,151.3

Provision for credit losses expense at the time of assignment	$(71.5)	$(103.3)	$(174.8)
Expected future finance charges at the time of assignment (4)	684.1	372.5	1,056.6
Expected net Loan income at the time of assignment (5)	$612.6	$269.2	$881.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended June 30, 2024
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,295.9	$3,527.1	$10,823.0
New Consumer Loan assignments (1)	1,341.6	404.8	1,746.4
Realized net cash flows (2)	(795.1)	(412.5)	(1,207.6)
Forecast changes	(102.4)	(86.9)	(189.3)
Transfers (3)	(35.4)	37.3	1.9
Balance, end of period	$7,704.6	$3,469.8	$11,174.4

(In millions)	For the Three Months Ended June 30, 2023
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,935.7	$3,484.6	$9,420.3
New Consumer Loan assignments (1)	1,018.9	461.3	1,480.2
Realized net cash flows (2)	(718.0)	(421.8)	(1,139.8)
Forecast changes	(41.8)	(47.5)	(89.3)
Transfers (3)	(28.4)	33.3	4.9
Balance, end of period	$6,166.4	$3,509.9	$9,676.3

(In millions)	For the Six Months Ended June 30, 2024
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,707.2	$3,472.0	$10,179.2
New Consumer Loan assignments (1)	2,779.4	853.0	3,632.4
Realized net cash flows (2)	(1,580.0)	(841.3)	(2,421.3)
Forecast changes	(129.4)	(90.7)	(220.1)
Transfers (3)	(72.6)	76.8	4.2
Balance, end of period	$7,704.6	$3,469.8	$11,174.4

(In millions)	For the Six Months Ended June 30, 2023
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,637.9	$3,395.5	$9,033.4
New Consumer Loan assignments (1)	2,083.0	950.1	3,033.1
Realized net cash flows (2)	(1,458.6)	(860.2)	(2,318.8)
Forecast changes	(49.0)	(30.9)	(79.9)
Transfers (3)	(46.9)	55.4	8.5
Balance, end of period	$6,166.4	$3,509.9	$9,676.3

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

The following table compares our aggregated forecast of Consumer Loan collection rates as of June 30, 2024 with the aggregated forecasts as of March 31, 2024, December 31, 2023, and at the time of assignment, segmented by year of assignment:

	Total Loans
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2024	March 31, 2024	December 31, 2023	Initial Forecast	March 31, 2024	December 31, 2023	Initial Forecast
2015	65.3%	65.3%	65.2%	67.7%	0.0%	0.1%	-2.4%
2016	63.9%	63.8%	63.8%	65.4%	0.1%	0.1%	-1.5%
2017	64.7%	64.7%	64.7%	64.0%	0.0%	0.0%	0.7%
2018	65.5%	65.5%	65.5%	63.6%	0.0%	0.0%	1.9%
2019	67.1%	67.0%	66.9%	64.0%	0.1%	0.2%	3.1%
2020	67.7%	67.7%	67.6%	63.4%	0.0%	0.1%	4.3%
2021	64.1%	64.3%	64.5%	66.3%	-0.2%	-0.4%	-2.2%
2022	61.1%	62.1%	62.7%	67.5%	-1.0%	-1.6%	-6.4%
2023	64.5%	67.2%	67.4%	67.5%	-2.7%	-2.9%	-3.0%
2024	66.6%	66.9%	—	67.2%	-0.3%	—	-0.6%

	Dealer Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2024	March 31, 2024	December 31, 2023	Initial Forecast	March 31, 2024	December 31, 2023	Initial Forecast
2015	64.6%	64.6%	64.6%	67.5%	0.0%	0.0%	-2.9%
2016	63.1%	63.0%	63.0%	65.1%	0.1%	0.1%	-2.0%
2017	64.1%	64.0%	64.0%	63.8%	0.1%	0.1%	0.3%
2018	65.0%	64.9%	64.9%	63.6%	0.1%	0.1%	1.4%
2019	66.8%	66.7%	66.5%	63.9%	0.1%	0.3%	2.9%
2020	67.5%	67.5%	67.4%	63.3%	0.0%	0.1%	4.2%
2021	63.8%	64.1%	64.2%	66.3%	-0.3%	-0.4%	-2.5%
2022	60.4%	61.4%	62.0%	67.3%	-1.0%	-1.6%	-6.9%
2023	63.3%	66.1%	66.4%	66.8%	-2.8%	-3.1%	-3.5%
2024	65.6%	66.0%	—	66.3%	-0.4%	—	-0.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Purchased Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2024	March 31, 2024	December 31, 2023	Initial Forecast	March 31, 2024	December 31, 2023	Initial Forecast
2015	69.0%	68.9%	68.9%	68.5%	0.1%	0.1%	0.5%
2016	66.1%	66.1%	66.1%	66.5%	0.0%	0.0%	-0.4%
2017	66.3%	66.3%	66.3%	64.6%	0.0%	0.0%	1.7%
2018	66.8%	66.8%	66.8%	63.5%	0.0%	0.0%	3.3%
2019	67.8%	67.7%	67.5%	64.2%	0.1%	0.3%	3.6%
2020	67.9%	67.9%	67.8%	63.6%	0.0%	0.1%	4.3%
2021	64.7%	64.8%	65.0%	66.3%	-0.1%	-0.3%	-1.6%
2022	62.9%	63.8%	64.3%	68.0%	-0.9%	-1.4%	-5.1%
2023	67.7%	70.0%	70.1%	69.4%	-2.3%	-2.4%	-1.7%
2024	70.1%	70.0%	—	70.5%	0.1%	—	-0.4%

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

We evaluate and adjust the expected collection rate for each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of June 30, 2024 and December 31, 2023, segmented by year of assignment:

(In millions)	Total Loans as of June 30, 2024 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$79.4	$47.8	$183.9	$249.7	$560.8
2020	210.4	105.0	239.6	14.9	569.9
2021	426.6	178.0	307.5	1.8	913.9
2022	1,128.4	355.5	393.3	0.2	1,877.4
2023	2,777.4	647.1	288.0	—	3,712.5
2024	2,916.9	321.8	11.0	—	3,249.7
	$7,539.1	$1,655.2	$1,423.3	$266.6	$10,884.2

(In millions)	Dealer Loans as of June 30, 2024 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$36.1	$21.3	$86.0	$141.8	$285.2
2020	127.0	62.0	144.0	10.8	343.8
2021	288.2	117.1	203.2	1.5	610.0
2022	813.8	251.8	279.4	0.2	1,345.2
2023	2,063.5	489.1	214.0	—	2,766.6
2024	2,353.1	267.3	9.4	—	2,629.8
	$5,681.7	$1,208.6	$936.0	$154.3	$7,980.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Purchased Loans as of June 30, 2024 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$43.3	$26.5	$97.9	$107.9	$275.6
2020	83.4	43.0	95.6	4.1	226.1
2021	138.4	60.9	104.3	0.3	303.9
2022	314.6	103.7	113.9	—	532.2
2023	713.9	158.0	74.0	—	945.9
2024	563.8	54.5	1.6	—	619.9
	$1,857.4	$446.6	$487.3	$112.3	$2,903.6

(In millions)	Total Loans as of December 31, 2023 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$24.2	$16.8	$73.5	$204.9	$319.4
2019	150.7	83.8	237.6	39.5	511.6
2020	328.9	165.5	314.5	4.6	813.5
2021	596.6	262.1	368.7	0.7	1,228.1
2022	1,518.0	499.8	422.5	—	2,440.3
2023	3,888.7	666.5	152.0	—	4,707.2
	$6,507.1	$1,694.5	$1,568.8	$249.7	$10,020.1

(In millions)	Dealer Loans as of December 31, 2023 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$11.7	$7.9	$35.0	$117.8	$172.4
2019	69.9	38.0	111.2	22.0	241.1
2020	201.7	98.0	190.4	3.5	493.6
2021	407.3	173.4	245.0	0.6	826.3
2022	1,109.4	360.4	303.5	—	1,773.3
2023	2,942.3	503.6	112.9	—	3,558.8
	$4,742.3	$1,181.3	$998.0	$143.9	$7,065.5

(In millions)	Purchased Loans as of December 31, 2023 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$12.5	$8.9	$38.5	$87.1	$147.0
2019	80.8	45.8	126.4	17.5	270.5
2020	127.2	67.5	124.1	1.1	319.9
2021	189.3	88.7	123.7	0.1	401.8
2022	408.6	139.4	119.0	—	667.0
2023	946.4	162.9	39.1	—	1,148.4
	$1,764.8	$513.2	$570.8	$105.8	$2,954.6

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

The following table summarizes the write-offs for Consumer Loan assignments for the three and six months ended June 30, 2024 and 2023, segmented by year of assignment:

(In millions)	For the Three Months Ended June 30, 2024
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2019 and prior	$46.4	$35.8	$82.2
2020	28.8	19.2	48.0
2021	35.0	22.9	57.9
2022	45.9	36.1	82.0
2023	13.2	37.6	50.8
2024	1.9	6.2	8.1
	$171.2	$157.8	$329.0

(In millions)	For the Three Months Ended June 30, 2023
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2018 and prior	$33.9	$28.0	$61.9
2019	27.1	50.8	77.9
2020	27.6	26.1	53.7
2021	26.6	29.2	55.8
2022	27.3	40.1	67.4
2023	3.3	9.4	12.7
	$145.8	$183.6	$329.4

(In millions)	For the Six Months Ended June 30, 2024
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2019 and prior	$91.6	$77.3	$168.9
2020	54.1	41.0	95.1
2021	63.9	50.8	114.7
2022	79.1	76.2	155.3
2023	22.2	73.5	95.7
2024	3.1	7.6	10.7
	$314.0	$326.4	$640.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Six Months Ended June 30, 2023
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2018 and prior	$65.5	$59.5	$125.0
2019	50.8	99.1	149.9
2020	51.3	54.9	106.2
2021	45.4	62.2	107.6
2022	46.3	80.4	126.7
2023	4.2	10.4	14.6
	$263.5	$366.5	$630.0

During the second quarter of 2024, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2022 through 2024. Consumer Loans assigned in 2022 have continued to underperform our expectations for the past several quarters. More recently, Consumer Loans assigned in 2023 have also begun exhibiting similar trends of underperformance, although not as severe as Consumer Loans assigned in 2022. During the second quarter of 2024, we determined that we had sufficient Consumer Loan performance experience to estimate the magnitude by which we expect Consumer Loans assigned in 2022 through 2024 will likely underperform our historical collection rates on Consumer Loans with similar characteristics. Accordingly, we applied an adjustment to Consumer Loans assigned in 2022 through 2024 to reduce forecasted collection rates to what we believe the ultimate collection rates will be based on these trends. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of this forecast adjustment during the second quarter of 2024 reduced forecasted net cash flows by $147.2 million, or 1.4%, and increased provision for credit losses by $127.5 million.

During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. We had experienced a decrease in Consumer Loan prepayments to below-average levels and as a result, slowed our forecasted net cash flow timing. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of the adjustment to our forecasting methodology during the second quarter of 2023 reduced forecasted net cash flows by $44.5 million, or 0.5%, and increased provision for credit losses by $71.3 million.

7.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of
	June 30, 2024	December 31, 2023
Land and land improvements	$2.7	$2.9
Building and improvements	17.2	58.8
Data processing equipment and software	45.8	50.0
Office furniture and equipment	2.5	2.6
Total property and equipment	68.2	114.3
Less: Accumulated depreciation on property and equipment	(52.1)	(67.8)
Total property and equipment, net	$16.1	$46.5

As the vast majority of our team members now work remotely, we had significant excess space in the two office buildings that we owned in Southfield, Michigan. During the second quarter of 2024, we sold the larger building for net sales proceeds of $3.2 million, and recognized a loss on sale of the building of $23.7 million. The loss on sale of the building represented the amount by which the $26.9 million carrying value of the building and its improvements, the related land and land improvements, and office furniture and equipment exceeded the net sales proceeds of $3.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
8.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net assumed written premiums	$27.3	$23.5	$58.5	$48.9
Net premiums earned	24.3	19.8	46.2	37.2
Provision for claims	20.3	19.7	37.3	37.6
Amortization of capitalized acquisition costs	0.6	0.5	1.2	1.0

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet Location	June 30, 2024	December 31, 2023
Trust assets	Restricted cash and cash equivalents	$1.5	$1.4
Trust assets	Restricted securities available for sale	106.1	93.2
Unearned premium	Accounts payable and accrued liabilities	79.9	67.6
Claims reserve (1)	Accounts payable and accrued liabilities	6.5	5.6

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

9.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Ancillary product profit sharing	$6.4	$9.1	$13.7	$16.6
Interest	6.4	4.9	12.2	9.0
Remarketing fees	2.9	2.7	6.2	5.7
Other	0.5	0.4	1.0	1.1
Total	$16.2	$17.1	$33.1	$32.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended June 30, 2024
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$6.4	$6.4	$—	$0.1	$12.9
Dealers	—	—	2.9	0.4	3.3
Total	$6.4	$6.4	$2.9	$0.5	$16.2

Timing of Revenue Recognition
Over time	$6.4	$6.4	$—	$0.2	$13.0
At a point in time	—	—	2.9	0.3	3.2
Total	$6.4	$6.4	$2.9	$0.5	$16.2

(In millions)	For the Six Months Ended June 30, 2024
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$13.7	$12.2	$—	$0.2	$26.1
Dealers	—	—	6.2	0.8	7.0
Total	$13.7	$12.2	$6.2	$1.0	$33.1

Timing of Revenue Recognition
Over time	$13.7	$12.2	$—	$0.4	$26.3
At a point in time	—	—	6.2	0.6	6.8
Total	$13.7	$12.2	$6.2	$1.0	$33.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.           DEBT

Debt consists of the following:

(In millions)	As of June 30, 2024
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$84.3	$—	$—	$84.3
Secured financing (2)	4,903.3	(29.2)	(1.9)	4,872.2
Senior notes	1,000.0	(9.9)	—	990.1
Mortgage note	—	—	—	—
Total debt	$5,987.6	$(39.1)	$(1.9)	$5,946.6

(In millions)	As of December 31, 2023
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$79.2	$—	$—	$79.2
Secured financing (2)	4,019.0	(25.6)	(2.5)	3,990.9
Senior notes	1,000.0	(11.0)	—	989.0
Mortgage note	8.4	—	—	8.4
Total debt	$5,106.6	$(36.6)	$(2.5)	$5,067.5

(1)Excludes deferred debt issuance costs of $5.2 million and $4.2 million as of June 30, 2024 and December 31, 2023, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of June 30, 2024 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of June 30, 2024
Revolving Secured Line of Credit Facility	n/a	06/22/2027		$390.0	At our option, either the Secured Overnight Financing Rate (SOFR) plus 197.5 basis points or the prime rate plus 87.5 basis points
RTP Facility	n/a	—	(1)	20.0	SOFR plus 197.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	04/30/2026	(3)	400.0	SOFR plus 230.0 basis points
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	12/29/2026	(3)	300.0	SOFR plus 221.4 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/2025	(5)	200.0	SOFR plus 245.0 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2026	(3)	75.0	The Bloomberg Short-Term Bank Yield Index rate (BSBY) plus 200 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/21/2026	(3)	200.0	SOFR plus 225.0 basis points (4)
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	08/15/2025	(6)	500.0	Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/17/2026	(6)	100.0	SOFR plus 220.0 basis points
Term ABS 2021-3 (2)	Credit Acceptance Funding LLC 2021-3	05/15/2023	(3)	450.0	Fixed rate
Term ABS 2021-4 (2)	Credit Acceptance Funding LLC 2021-4	10/16/2023	(3)	250.1	Fixed rate
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/2024	(3)	350.0	Fixed rate
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	06/15/2027	(6)	300.0	SOFR plus 246.4 basis points
Term ABS 2022-3 (2)	Credit Acceptance Funding LLC 2022-3	10/15/2024	(3)	389.9	Fixed rate
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/2025	(3)	400.0	Fixed rate
Term ABS 2023-2 (2)	Credit Acceptance Funding LLC 2023-2	5/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-3 (2)	Credit Acceptance Funding LLC 2023-3	8/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-A (2)	Credit Acceptance Funding LLC 2023-A	12/15/2025	(6)	200.0	Fixed rate
Term ABS 2023-5 (2)	Credit Acceptance Funding LLC 2023-5	12/15/2025	(3)	294.0	Fixed rate
Term ABS 2024-A (2)	Credit Acceptance Funding LLC 2024-A	02/15/2027	(6)	200.0	Fixed rate
Term ABS 2024-1 (2)	Credit Acceptance Funding LLC 2024-1	03/16/2026	(3)	500.0	Fixed rate
Term ABS 2024-2 (2)	Credit Acceptance Funding LLC 2024-2	06/15/2026	(3)	550.0	Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0	Fixed rate
2028 Senior Notes	n/a	12/15/2028		600.0	Fixed rate
(1)Borrowings are subject to repayment on demand.
(2)Financing made available only to a specified subsidiary of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revolving Secured Lines of Credit
Maximum outstanding principal balance	$342.0	$355.5	$342.0	$355.5
Average outstanding principal balance	212.0	162.5	189.4	142.9
Warehouse Facility II
Maximum outstanding principal balance	251.0	201.0	251.0	201.0
Average outstanding principal balance	142.0	59.6	135.1	39.4
Warehouse Facility IV
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility V
Maximum outstanding principal balance	100.0	—	100.0	—
Average outstanding principal balance	23.1	—	11.5	—
Warehouse Facility VI
Maximum outstanding principal balance	60.0	—	60.0	—
Average outstanding principal balance	55.4	—	42.5	—
Warehouse Facility VIII
Maximum outstanding principal balance	100.0	—	100.0	—
Average outstanding principal balance	47.3	—	39.0	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2024	December 31, 2023
Revolving Secured Lines of Credit
Principal balance outstanding	$84.3	$79.2
Amount available for borrowing (1)	325.7	330.8
Interest rate	7.32%	7.33%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	400.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	2.6	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.5
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$60.0	$—
Amount available for borrowing (1)	15.0	75.0
Loans pledged as collateral	106.0	—
Restricted cash and cash equivalents pledged as collateral	3.6	—
Interest rate	7.37%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.3	0.8
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	521.3	597.3
Restricted cash and cash equivalents pledged as collateral	43.5	47.6
Interest rate	5.15%	5.15%
Term ABS 2020-3
Principal balance outstanding	$—	$110.3
Loans pledged as collateral	—	418.4
Restricted cash and cash equivalents pledged as collateral	—	42.3
Interest rate	—%	2.06%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2024	December 31, 2023
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	113.7	112.8
Restricted cash and cash equivalents pledged as collateral	8.9	8.8
Interest rate	7.53%	7.56%
Term ABS 2021-2
Principal balance outstanding	$—	$188.2
Loans pledged as collateral	—	415.5
Restricted cash and cash equivalents pledged as collateral	—	37.3
Interest rate	—%	1.38%
Term ABS 2021-3
Principal balance outstanding	$124.1	$265.0
Loans pledged as collateral	306.4	396.3
Restricted cash and cash equivalents pledged as collateral	29.9	33.8
Interest rate	1.51%	1.24%
Term ABS 2021-4
Principal balance outstanding	$135.3	$221.6
Loans pledged as collateral	210.3	255.2
Restricted cash and cash equivalents pledged as collateral	18.8	21.0
Interest rate	1.59%	1.46%
Term ABS 2022-1
Principal balance outstanding	$350.0	$350.0
Loans pledged as collateral	374.5	378.2
Restricted cash and cash equivalents pledged as collateral	27.2	27.4
Interest rate	5.03%	5.03%
Term ABS 2022-2
Principal balance outstanding	$300.0	$200.0
Loans pledged as collateral	387.8	212.1
Restricted cash and cash equivalents pledged as collateral	23.7	14.7
Interest rate	7.77%	7.66%
Term ABS 2022-3
Principal balance outstanding	$389.9	$389.9
Loans pledged as collateral	419.1	418.9
Restricted cash and cash equivalents pledged as collateral	30.4	28.9
Interest rate	7.68%	7.68%
Term ABS 2023-1
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	533.3	611.6
Restricted cash and cash equivalents pledged as collateral	37.3	38.5
Interest rate	6.92%	6.92%
Term ABS 2023-2
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	626.9	701.7
Restricted cash and cash equivalents pledged as collateral	40.7	42.0
Interest rate	6.39%	6.39%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2024	December 31, 2023
Term ABS 2023-3
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	604.0	643.8
Restricted cash and cash equivalents pledged as collateral	40.4	40.3
Interest rate	6.86%	6.86%
Term ABS 2023-A
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	287.5	273.4
Restricted cash and cash equivalents pledged as collateral	18.9	17.2
Interest rate	7.51%	7.51%
Term ABS 2023-5
Principal balance outstanding	$294.0	$294.0
Loans pledged as collateral	455.7	433.9
Restricted cash and cash equivalents pledged as collateral	35.6	52.2
Interest rate	6.54%	6.54%
Term ABS 2024-A
Principal balance outstanding	$200.0	$—
Loans pledged as collateral	279.0	—
Restricted cash and cash equivalents pledged as collateral	19.4	—
Interest rate	7.45%	—%
Term ABS 2024-1
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	585.2	—
Restricted cash and cash equivalents pledged as collateral	50.3	—
Interest rate	6.01%	—%
Term ABS 2024-2
Principal balance outstanding	$550.0	$—
Loans pledged as collateral	767.0	—
Restricted cash and cash equivalents pledged as collateral	73.3	—
Interest rate	6.21%	—%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
2028 Senior Notes
Principal balance outstanding	$600.0	$600.0
Interest rate	9.250%	9.250%
Mortgage Note
Principal balance outstanding	$—	$8.4
Interest rate	—%	6.88%
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

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with each of these transactions, we conveyed Loans on an arms-length basis to a Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than the Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2023-A financings, conveyed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2023-A financings pledged the Loans for the benefit of their respective lenders. The Term ABS 2021-3, 2021-4, 2023-1, 2023-2, 2023-3, 2023-A, 2023-5, 2024-A, 2024-1, and 2024-2 financings each consist of three classes of notes (or, in the case of the Term ABS 2023-A, three classes of loans), while the Term ABS 2022-1 and Term ABS 2022-3 financings consist of four classes of notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

The table below sets forth certain additional details regarding the outstanding Term ABS financings:

(Dollars in millions)
Term ABS Financings	Closing Date	Net Book Value of Loans Conveyed at Closing	Revolving Period
Term ABS 2019-2	August 28, 2019	$625.1	Through August 15, 2025
Term ABS 2021-1	January 29, 2021	125.1	Through February 17, 2026
Term ABS 2021-3	May 20, 2021	562.6	Through May 15, 2023
Term ABS 2021-4	October 28, 2021	312.6	Through October 16, 2023
Term ABS 2022-1	June 16, 2022	437.6	Through June 17, 2024
Term ABS 2022-2	December 15, 2022	250.1	Through June 15, 2027
Term ABS 2022-3	November 3, 2022	500.1	Through October 15, 2024
Term ABS 2023-1	March 16, 2023	500.2	Through March 17, 2025
Term ABS 2023-2	May 25, 2023	500.1	Through May 15, 2025
Term ABS 2023-3	August 24, 2023	500.1	Through August 15, 2025
Term ABS 2023-A	November 30, 2023	252.0	Through December 15, 2025
Term ABS 2023-5	December 21, 2023	375.1	Through December 15, 2025
Term ABS 2024-A	February 27, 2024	250.1	Through February 15, 2027
Term ABS 2024-1	March 28, 2024	625.2	Through March 16, 2026
Term ABS 2024-2	June 20, 2024	687.7	Through June 15, 2026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

Mortgage Note

We had a $9.0 million mortgage note with a commercial bank that was secured by a first mortgage lien on a building acquired by us and an assignment of all leases, rents, revenues, and profits under all present and future leases of the building. The note was paid off in full during the second quarter of 2024 in connection with the sale of the related building.

Debt Covenants

As of June 30, 2024, we were in compliance with our covenants under our revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization, and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the conveyed assets.

Our Term ABS financings also contain covenants that measure the performance of the conveyed assets. As of June 30, 2024, we were in compliance with all such covenants. As of the end of the quarter, we were also in compliance with our covenants under the senior notes indentures and the RTP facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of June 30, 2024 and December 31, 2023:

(Dollars in millions)
As of June 30, 2024
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$300.0	Warehouse Facility IV	Cap Floating Rate	05/2023	11/2024	$300.0	7.50%
200.0	Warehouse Facility V	Cap Floating Rate	04/2023	01/2026	71.0	5.44%
200.0	Warehouse Facility VIII	Cap Floating Rate	09/2022	09/2025	200.0	5.42%

(Dollars in millions)
As of December 31, 2023
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$300.0	Warehouse Facility IV	Cap Floating Rate	05/2023	11/2024	$300.0	7.50%
200.0	Warehouse Facility V	Cap Floating Rate	04/2023	01/2026	94.0	5.44%
200.0	Warehouse Facility VIII	Cap Floating Rate	09/2022	9/2025	200.0	5.42%
100.0	Term ABS 2021-1	Cap Floating Rate	04/2023	06/2024	37.5	5.46%
200.0	Term ABS 2022-2	Cap Floating Rate	12/2022	06/2024	200.0	6.50%

(1)Rate excludes the spread over the corresponding benchmark rate.

The interest rate caps have not been designated as hedging instruments. As of June 30, 2024 and December 31, 2023, the interest rate caps had a fair value of $0.1 million, as the capped rates were above market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
12.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes	-3.7%	-4.3%	16.9%	1.9%
Non-deductible executive compensation expense	-2.6%	3.6%	8.2%	1.8%
Excess tax benefits from stock-based compensation	0.0%	0.1%	-1.7%	-3.5%
Other	0.1%	0.0%	0.3%	0.1%
Effective income tax rate	14.8%	20.4%	44.7%	21.3%

State and local income taxes

For the three months ended June 30, 2024 and 2023, state and local income taxes reduced our effective income tax rate primarily due to:
•Changes in state tax laws enacted during the second quarter of 2024 that were effective retroactively to the beginning of 2024 increased our state income taxes and reduced, rather than increased, our effective income tax rate, as we had a pre-tax loss this quarter compared to pre-tax income for the second quarter of 2023.
•The settlement of an uncertain tax position for state income taxes during the second quarter of 2023 decreased our effective income tax rate for that period.

For the six months ended June 30, 2024, the impact of state and local income taxes on our effective income tax rate increased from the same period in 2023 primarily due to:
•The increased impact of an adjustment to an uncertain tax position for state income taxes in the second quarter of 2024 primarily due to a decrease in pre-tax income.
•Changes in state tax laws enacted during the second quarter of 2024 that were effective retroactively to the beginning of 2024.
•The settlement of an uncertain tax position for state income taxes in the second quarter of 2023.

Non-deductible executive compensation expense

We recognize non-deductible executive compensation expense as an increase of provision for income taxes or a reduction of benefit for income taxes. For the second quarter of 2024, the impact of non-deductible executive compensation expense reduced, rather than increased, our effective income tax rate, as we had a pre-tax loss in the period, compared to pre-tax income in the second quarter of 2023. For the six months ended June 30, 2024, the impact of non-deductible executive compensation expense on our effective income tax rate increased from the same period in 2023 primarily due to a decrease in pre-tax income.

Excess tax benefits from stock-based compensation

We recognize an excess tax benefit or tax deficiency when the deduction for the stock-based compensation expense of a stock award for tax purposes differs from the cumulative stock-based compensation expense recognized in the financial statements. The excess tax benefit or tax deficiency is recognized in provision for income taxes in the period in which the amount of the deduction is determined, which is when restricted stock units are settled in common stock or stock options are exercised. Excess tax benefits reduce our effective income tax rate, while tax deficiencies increase our effective income tax rate. The decrease in the impact of excess tax benefits on our effective income tax rate for the six months ended June 30, 2024 was primarily due to a decrease in the number of restricted stock units that were settled in common stock during the first quarter of 2024 as compared to the first quarter of 2023 due to the timing of long-term stock award grants, partially offset by a decrease in pre-tax income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
13.         NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share has been computed by dividing net income (loss) by the basic number of weighted average shares outstanding. Diluted net income (loss) per share has been computed by dividing net income (loss) by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares outstanding:
Common shares	12,118,832	12,832,945	12,218,419	12,821,478
Vested restricted stock units	163,342	216,990	163,237	232,277
Basic number of weighted average shares outstanding	12,282,174	13,049,935	12,381,656	13,053,755
Dilutive effect of restricted stock units and stock options	—	50,026	151,590	32,233
Dilutive number of weighted average shares outstanding	12,282,174	13,099,961	12,533,246	13,085,988

The potential effects of stock options and restricted stock units were excluded from the diluted earnings per share calculation for the three months ended June 30, 2024 because their inclusion in a net loss period would have reduced the net loss per share.

The following outstanding stock awards were excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	195,324	228,625	67,750	241,201
Restricted stock units	22,222	6,031	2,173	5,814
Total	217,546	234,656	69,923	247,015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
14.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three and six months ended June 30, 2024 and 2023:

(Dollars in millions)	For the Three Months Ended June 30,
	2024		2023
Stock Repurchases	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)
Open Market (2)	110,181	$60.6	15,802	$7.6
Other (3)	496	0.2	424	0.2
Total	110,677	$60.8	16,226	$7.8

(Dollars in millions)	For the Six Months Ended June 30,
	2024		2023
Stock Repurchases	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)
Open Market (2)	459,437	$250.5	15,802	$7.6
Other (3)	2,608	1.4	33,459	15.1
Total	462,045	$251.9	49,261	$22.7

(1)    Total cost of repurchases includes excise tax.
(2)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or otherwise. On August 21, 2023, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of June 30, 2024, we had authorization to repurchase 1,346,570 shares of our common stock.
(3)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
15.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$8.2	$8.6	$16.4	$17.1
Restricted stock units	2.4	1.2	5.1	2.6
Total	$10.6	$9.8	$21.5	$19.7

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

(in millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2024	$21.7
2025	13.2
2026	7.1
2027	0.7
2028	—
Total	$42.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)
On January 4, 2023, the Office of the New York State Attorney General and the Bureau jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the CFPA, 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. On March 14, 2023, the Company filed a motion to dismiss the complaint. On August 7, 2023, the court stayed the action pending the U.S. Supreme Court’s decision in Consumer Financial Protection Bureau v. Community Financial Services Association of America, Ltd., No. 22-448 (“CFSA”). On July 1, 2024, the court lifted the stay in view of the decision in CFSA and requested revised briefing on the Company’s motion to dismiss that would address the intervening legal developments and sharpen the issues for resolution. We are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this litigation. The Company intends to vigorously defend itself in this matter.

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

For the three months ended June 30, 2024, consolidated net loss was $47.1 million, or $3.83 per diluted share, compared to consolidated net income of $22.2 million, or $1.69 per diluted share, for the same period in 2023, primarily due to increases in provision for credit losses on forecast changes and interest expense, partially offset by an increase in finance charges. Our results for the three months ended June 30, 2024 included:

•A larger decrease in forecasted collection rates
The decrease in forecasted collection rates decreased forecasted net cash flows from our Loan portfolio by $189.3 million, or 1.7%, compared to a decrease in forecasted collection rates during the second quarter of 2023 that decreased forecasted net cash flows from our Loan portfolio by $89.3 million, or 0.9%. The $189.3 million decrease in forecasted net cash flows for the second quarter of 2024 was comprised of an ordinary decrease in forecasted net cash flows of $42.1 million, or 0.3%, and an adjustment applied to our forecasting methodology, which upon implementation, reduced forecasted net cash flows by $147.2 million, or 1.4%. The $89.3 million decrease in forecasted net cash flows for the second quarter of 2023 was comprised of an ordinary decrease in forecasted net cash flows of $44.8 million, or 0.4%, and an adjustment to our forecasting methodology, which upon implementation, reduced forecasted net cash flows by $44.5 million, or 0.5%.
•A decrease in forecasted profitability for Consumer Loans assigned in 2021 through 2024
Forecasted profitability was lower than our estimates at June 30, 2023, due to a decline in forecasted collection rates since the second quarter of 2023 and slower forecasted net cash flow timing during 2023 and the first six months of 2024, primarily as a result of a decrease in Consumer Loan prepayments, which remain at below-average levels.
•Growth in Consumer Loan assignment volume and the average balance of our Loan portfolio
Unit and dollar volumes grew 20.9% and 16.3%, respectively, as compared to the second quarter of 2023. The average balance of our Loan portfolio, which is our largest-ever, increased 13.7% as compared to the second quarter of 2023.
•An increase in the initial spread on Consumer Loan assignments
The initial spread increased to 22.0% compared to 21.2% on Consumer Loans assigned in the second quarter of 2023.
•An increase in our average cost of debt
Our average cost of debt increased from 5.3% to 7.2%, primarily a result of higher interest rates on recently-completed or -extended secured financings and recently-issued senior notes and the repayment of older secured financings and senior notes with lower interest rates.
•A decrease in common shares outstanding due to stock repurchases
Since the second quarter of 2023, we have repurchased approximately 822,000 shares, or 6.4% of the shares outstanding as of June 30, 2023.
•Loss on sale of building
We recognized a $23.7 million loss during the second quarter of 2024 related to the sale of one of our two office buildings. The building was sold to reduce excess office space and eliminate the associated annual operating costs of approximately $2.1 million.

For the six months ended June 30, 2024, consolidated net income was $17.2 million, or $1.37 per diluted share, compared to consolidated net income of $121.7 million, or $9.30 per diluted share, for the same period in 2023, primarily due to increases in provision for credit losses on forecast changes and interest expense, partially offset by an increase in finance charges. Our results for the six months ended June 30, 2024 included:

•A larger decrease in forecasted collection rates
The decrease in forecasted collection rates decreased forecasted net cash flows from our Loan portfolio by $220.1 million, or 2.2%, compared to a decrease in forecasted collection rates during the first six months of 2023 that decreased forecasted net cash flows from our Loan portfolio by $79.9 million, or 0.9%. The $220.1 million decrease in forecasted net cash flows for the first six months of 2024 was comprised of an ordinary decrease in forecasted net cash flows of $72.9 million, or 0.8%, and an adjustment applied to our forecasting methodology, which upon implementation, reduced forecasted net cash flows by $147.2 million, or 1.4%. The $79.9 million decrease in forecasted net cash flows for the first six months of 2023 was comprised of an ordinary decrease in forecasted net cash flows of $35.4 million, or 0.4%, and an adjustment to our forecasting methodology, which upon implementation, reduced forecasted net cash flows by $44.5 million, or 0.5%.
•A decrease in forecasted profitability for Consumer Loans assigned in 2021 through 2024
Forecasted profitability was lower than our estimates at June 30, 2023, due to a decline in forecasted collection rates since the first six months of 2023 and slower forecasted net cash flow timing during 2023 and the first six months of 2024, primarily as a result of a decrease in Consumer Loan prepayments, which remain at below-average levels.
•Growth in Consumer Loan assignment volume and the average balance of our Loan portfolio
Unit and dollar volumes grew 22.6% and 18.3%, respectively, as compared to the first six months of 2023. The average balance of our Loan portfolio, which is our largest-ever, increased 12.7% as compared to the first six months of 2023.
•An increase in the initial spread on Consumer Loan assignments
The initial spread increased to 22.0% compared to 21.1% on Consumer Loans assigned in the first six months of 2023.
•An increase in our average cost of debt
Our average cost of debt increased from 5.0% to 7.1%, primarily a result of higher interest rates on recently-completed or -extended secured financings and recently-issued senior notes and the repayment of older secured financings and senior notes with lower interest rates.
•A decrease in common shares outstanding due to stock repurchases
Since the second quarter of 2023, we have repurchased approximately 822,000 shares, or 6.4% of the shares outstanding as of June 30, 2023.
•Loss on sale of building
We recognized a $23.7 million loss during the second quarter of 2024 as described above.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate for each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our aggregated forecast of Consumer Loan collection rates as of June 30, 2024, with the aggregated forecasts as of March 31, 2024, as of December 31, 2023, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2024	March 31, 2024	December 31, 2023	Initial Forecast	March 31, 2024	December 31, 2023	Initial Forecast
2015	65.3%	65.3%	65.2%	67.7%	0.0%	0.1%	-2.4%
2016	63.9%	63.8%	63.8%	65.4%	0.1%	0.1%	-1.5%
2017	64.7%	64.7%	64.7%	64.0%	0.0%	0.0%	0.7%
2018	65.5%	65.5%	65.5%	63.6%	0.0%	0.0%	1.9%
2019	67.1%	67.0%	66.9%	64.0%	0.1%	0.2%	3.1%
2020	67.7%	67.7%	67.6%	63.4%	0.0%	0.1%	4.3%
2021	64.1%	64.3%	64.5%	66.3%	-0.2%	-0.4%	-2.2%
2022	61.1%	62.1%	62.7%	67.5%	-1.0%	-1.6%	-6.4%
2023	64.5%	67.2%	67.4%	67.5%	-2.7%	-2.9%	-3.0%
2024 (2)	66.6%	66.9%	—	67.2%	-0.3%	—	-0.6%
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
(2)The forecasted collection rate for 2024 Consumer Loans as of June 30, 2024 includes both Consumer Loans that were in our portfolio as of March 31, 2024 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2024 Consumer Loan Assignment Period	June 30, 2024	March 31, 2024	Initial Forecast	March 31, 2024	Initial Forecast
January 1, 2024 through March 31, 2024	65.9%	66.9%	66.9%	-1.0%	-1.0%
April 1, 2024 through June 30, 2024	67.3%	—	67.6%	—	-0.3%

Consumer Loans assigned in 2018 through 2020 have yielded forecasted collection results significantly better than our initial estimates, while Consumer Loans assigned in 2015, 2016, and 2021 through 2023 have yielded forecasted collection results significantly worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates. For the three months ended June 30, 2024, forecasted collection rates declined for Consumer Loans assigned in 2021 through 2024 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the six months ended June 30, 2024, forecasted collection rates improved for Consumer Loans assigned in 2019, declined for Consumer Loans assigned in 2021 through 2024, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three and six months ended June 30, 2024 and 2023 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(Dollars in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Decrease in Forecasted Net Cash Flows	2024	2023	2024	2023
Dealer loans	$(102.4)	$(41.8)	$(129.4)	$(49.0)
Purchased loans	(86.9)	(47.5)	(90.7)	(30.9)
Total	$(189.3)	$(89.3)	$(220.1)	$(79.9)
% change from forecast at beginning of period	-1.7%	-0.9%	-2.2%	-0.9%

During the second quarter of 2024, we applied an adjustment to our estimate of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2022 through 2024. Consumer Loans assigned in 2022 have continued to underperform our expectations for the past several quarters. More recently, Consumer Loans assigned in 2023 have also begun exhibiting similar trends of underperformance, although not as severe as Consumer Loans assigned in 2022. During the second quarter of 2024, we determined that we had sufficient Consumer Loan performance experience to estimate the magnitude by which we expect Consumer Loans assigned in 2022 through 2024 will likely underperform our historical collection rates on Consumer Loans with similar characteristics. Accordingly, we applied an adjustment to Consumer Loans assigned in 2022 through 2024 to reduce forecasted collection rates to what we believe the ultimate collection rates will be based on these trends. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of this forecast adjustment during the second quarter of 2024 reduced forecasted net cash flows by $147.2 million, or 1.4%, and increased provision for credit losses by $127.5 million.

During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. We had experienced a decrease in Consumer Loan prepayments to below-average levels and as a result, slowed our forecasted net cash flow timing. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of the adjustment to our forecasting methodology during the second quarter of 2023 reduced forecasted net cash flows by $44.5 million, or 0.5%, and increased provision for credit losses by $71.3 million.

We have experienced increased levels of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio since the beginning of 2020, with realized collections underperforming our expectations during the early stages of the COVID-19 pandemic, outperforming our expectations following the distribution of federal stimulus payments and enhanced unemployment benefits, and underperforming our expectations during the current economic environment. For the period from January 1, 2020 through June 30, 2024, the cumulative change to our forecast of future net cash flows from our Loan portfolio has been a decrease of $206.3 million, or 2.3%, as shown in the following table:

(Dollars in millions)	Increase (Decrease) in Forecasted Net Cash Flows
Three Months Ended	Total Loans	% Change from Forecast at Beginning of Period
March 31, 2020	$(206.5)	-2.3%
June 30, 2020	24.4	0.3%
September 30, 2020	138.5	1.5%
December 31, 2020	(2.7)	0.0%
March 31, 2021	107.4	1.1%
June 30, 2021	104.5	1.1%
September 30, 2021	82.3	0.9%
December 31, 2021	31.9	0.3%
March 31, 2022	110.2	1.2%
June 30, 2022	(43.4)	-0.5%
September 30, 2022	(85.4)	-0.9%
December 31, 2022	(41.1)	-0.5%
March 31, 2023	9.4	0.1%
June 30, 2023	(89.3)	-0.9%
September 30, 2023	(69.4)	-0.7%
December 31, 2023	(57.0)	-0.6%
March 31, 2024	(30.8)	-0.3%
June 30, 2024	(189.3)	-1.7%
Total	$(206.3)	-2.3%

The following table presents information on Consumer Loan assignments for each of the last 10 years:

	Average			Total Assignment Volume
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)	Unit Volume	Dollar Volume (2) (in millions)
2015	$16,354	$7,272	50	298,288	$2,167.0
2016	18,218	7,976	53	330,710	2,635.5
2017	20,230	8,746	55	328,507	2,873.1
2018	22,158	9,635	57	373,329	3,595.8
2019	23,139	10,174	57	369,805	3,772.2
2020	24,262	10,656	59	341,967	3,641.2
2021	25,632	11,790	59	268,730	3,167.8
2022	27,242	12,924	60	280,467	3,625.3
2023	27,025	12,475	61	332,499	4,147.8
2024 (3)(4)	26,554	12,033	61	211,545	2,545.5

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
(3)Represents activity for the six months ended June 30, 2024. Information in this table for each of the years prior to 2024 represents activity for all 12 months of that year.
(4)The averages for 2024 Consumer Loans include both Consumer Loans that were in our portfolio as of March 31, 2024 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2024 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2024 through March 31, 2024	$26,318	$11,813	61
April 1, 2024 through June 30, 2024	26,816	12,278	61

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2024, as well as forecasted collection rates and spreads at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection % as of			Spread % as of
Consumer Loan Assignment Year	June 30, 2024	Initial Forecast	Advance % (1)	June 30, 2024	Initial Forecast	% of Forecast Realized (2)
2015	65.3%	67.7%	44.5%	20.8%	23.2%	99.6%
2016	63.9%	65.4%	43.8%	20.1%	21.6%	99.3%
2017	64.7%	64.0%	43.2%	21.5%	20.8%	99.0%
2018	65.5%	63.6%	43.5%	22.0%	20.1%	98.0%
2019	67.1%	64.0%	44.0%	23.1%	20.0%	95.1%
2020	67.7%	63.4%	43.9%	23.8%	19.5%	88.7%
2021	64.1%	66.3%	46.0%	18.1%	20.3%	77.2%
2022	61.1%	67.5%	47.4%	13.7%	20.1%	56.0%
2023	64.5%	67.5%	46.2%	18.3%	21.3%	30.0%
2024 (3)	66.6%	67.2%	45.2%	21.4%	22.0%	6.6%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Presented as a percentage of total forecasted collections.
(3)The forecasted collection rate, advance rate and spread for 2024 Consumer Loans as of June 30, 2024 include both Consumer Loans that were in our portfolio as of March 31, 2024 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates, and spreads for each of these segments:

	Forecasted Collection % as of			Spread % as of
2024 Consumer Loan Assignment Period	June 30, 2024	Initial Forecast	Advance %	June 30, 2024	Initial Forecast
January 1, 2024 through March 31, 2024	65.9%	66.9%	44.9%	21.0%	22.0%
April 1, 2024 through June 30, 2024	67.3%	67.6%	45.6%	21.7%	22.0%

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

The spread between the forecasted collection rate as of June 30, 2024 and the advance rate ranges from 13.7% to 23.8%, on an annual basis, for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The spread with respect to 2022 Consumer Loans has been negatively impacted by Consumer Loan performance, which has been lower than our initial estimates by a greater margin than the other years presented. The higher spread for 2024 Consumer Loans relative to 2023 Consumer Loans as of June 30, 2024 was primarily a result of Consumer Loan performance, as the performance of 2023 Consumer Loans has been lower than our initial estimates by a greater margin than 2024 Consumer Loans. Additionally, 2024 Consumer Loans had a higher initial spread, which was due to a decrease in the advance rate, partially offset by a lower initial forecast.

The following table compares our forecast of aggregate Consumer Loan collection rates as of June 30, 2024 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	June 30, 2024	Initial Forecast	Variance	June 30, 2024	Initial Forecast	Variance
2015	64.6%	67.5%	-2.9%	69.0%	68.5%	0.5%
2016	63.1%	65.1%	-2.0%	66.1%	66.5%	-0.4%
2017	64.1%	63.8%	0.3%	66.3%	64.6%	1.7%
2018	65.0%	63.6%	1.4%	66.8%	63.5%	3.3%
2019	66.8%	63.9%	2.9%	67.8%	64.2%	3.6%
2020	67.5%	63.3%	4.2%	67.9%	63.6%	4.3%
2021	63.8%	66.3%	-2.5%	64.7%	66.3%	-1.6%
2022	60.4%	67.3%	-6.9%	62.9%	68.0%	-5.1%
2023	63.3%	66.8%	-3.5%	67.7%	69.4%	-1.7%
2024	65.6%	66.3%	-0.7%	70.1%	70.5%	-0.4%

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate) as of June 30, 2024 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2015	64.6%	43.4%	21.2%	69.0%	50.2%	18.8%
2016	63.1%	42.1%	21.0%	66.1%	48.6%	17.5%
2017	64.1%	42.1%	22.0%	66.3%	45.8%	20.5%
2018	65.0%	42.7%	22.3%	66.8%	45.2%	21.6%
2019	66.8%	43.1%	23.7%	67.8%	45.6%	22.2%
2020	67.5%	43.0%	24.5%	67.9%	45.5%	22.4%
2021	63.8%	45.1%	18.7%	64.7%	47.7%	17.0%
2022	60.4%	46.4%	14.0%	62.9%	50.1%	12.8%
2023	63.3%	44.8%	18.5%	67.7%	49.8%	17.9%
2024	65.6%	44.3%	21.3%	70.1%	48.8%	21.3%

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

The spread as of June 30, 2024 on 2024 Dealer Loans was 21.3%, as compared to a spread of 18.5% on 2023 Dealer Loans. The increase was due to Consumer Loan performance, as the performance of 2023 Dealer Loans has been lower than our initial estimates by a greater margin than 2024 Dealer Loans.

The spread as of June 30, 2024 on 2024 Purchased Loans was 21.3%, as compared to a spread of 17.9% on 2023 Purchased Loans. The increase was primarily a result of a higher initial spread on 2024 Purchased Loans, due to a higher initial forecast and lower advance rate. Additionally, the performance of 2023 Purchased Loans has been lower than our initial estimates by a greater margin than 2024 Purchased Loans.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio was 3.8 to 1 as of June 30, 2024. We currently utilize the following primary forms of debt financing: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last six quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2023	22.8%	18.6%
June 30, 2023	12.8%	8.3%
September 30, 2023	13.0%	10.5%
December 31, 2023	26.7%	21.3%
March 31, 2024	24.1%	20.2%
June 30, 2024	20.9%	16.3%

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

Unit and dollar volumes grew 20.9% and 16.3%, respectively, during the second quarter of 2024 as the number of active Dealers grew 8.9% and the average unit volume per active Dealer increased 10.7%. Dollar volume increased less than unit volume during the second quarter of 2024 due to a decrease in the average advance paid, due to decreases in the average advance rate and the average size of Consumer Loans assigned. Unit volume for the 28-day period ended July 28, 2024 grew 27.7% compared to the same period in 2023.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Consumer Loan unit volume	100,057	82,727	20.9%	211,545	172,548	22.6%
Active Dealers (1)	10,736	9,860	8.9%	12,875	11,618	10.8%
Average volume per active Dealer	9.3	8.4	10.7%	16.4	14.9	10.1%

Consumer Loan unit volume from Dealers active both periods	77,123	68,912	11.9%	172,856	151,358	14.2%
Dealers active both periods	6,662	6,662	—	8,381	8,381	—
Average volume per Dealer active both periods	11.6	10.3	11.9%	20.6	18.1	14.2%

Consumer Loan unit volume from Dealers not active both periods	22,934	13,815	66.0%	38,689	21,190	82.6%
Dealers not active both periods	4,074	3,198	27.4%	4,494	3,237	38.8%
Average volume per Dealer not active both periods	5.6	4.3	30.2%	8.6	6.5	32.3%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Consumer Loan unit volume from new active Dealers	3,820	3,377	13.1%	15,483	14,812	4.5%
New active Dealers (1)	1,080	954	13.2%	2,390	2,112	13.2%
Average volume per new active Dealer	3.5	3.5	0.0%	6.5	7.0	-7.1%

Attrition (2)	-16.7%	-16.0%		-12.3%	-10.9%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last six quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2023	72.1%	27.9%	68.1%	31.9%
June 30, 2023	72.4%	27.6%	68.6%	31.4%
September 30, 2023	74.8%	25.2%	71.7%	28.3%
December 31, 2023	77.2%	22.8%	75.0%	25.0%
March 31, 2024	78.2%	21.8%	76.6%	23.4%
June 30, 2024	78.5%	21.5%	77.3%	22.7%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of June 30, 2024 and December 31, 2023, the net Dealer Loans receivable balance was 70.5% and 67.7%, respectively, of the total net Loans receivable balance.

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

Due to the GAAP treatment of contractual net cash flows we do not expect to realize at the time of loan assignment (i.e. significant expense at the time of loan assignment, which is offset by higher revenue in subsequent periods), we do not believe the GAAP methodology we employ provides sufficient transparency into the economics of our business, including our results of operations, financial condition, and financial leverage. For additional information, see Note 3 and Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue:
Finance charges	$497.7	$441.0	$56.7	12.9%
Premiums earned	24.3	19.8	4.5	22.7%
Other income	16.2	17.1	(0.9)	-5.3%
Total revenue	538.2	477.9	60.3	12.6%
Costs and expenses:
Salaries and wages	75.8	70.2	5.6	8.0%
General and administrative	23.2	20.5	2.7	13.2%
Sales and marketing	25.4	26.3	(0.9)	-3.4%
Total operating expenses	124.4	117.0	7.4	6.3%

Provision for credit losses on forecast changes	237.8	168.8	69.0	40.9%
Provision for credit losses on new Consumer Loan assignments	82.8	81.7	1.1	1.3%
Total provision for credit losses	320.6	250.5	70.1	28.0%

Interest	104.5	62.8	41.7	66.4%
Provision for claims	20.3	19.7	0.6	3.0%
Loss on sale of building	23.7	—	23.7	—%
Total costs and expenses	593.5	450.0	143.5	31.9%
Income (loss) before provision (benefit) for income taxes	(55.3)	27.9	(83.2)	-298.2%
Provision (benefit) for income taxes	(8.2)	5.7	(13.9)	-243.9%
Net income (loss)	$(47.1)	$22.2	$(69.3)	-312.2%
Net income (loss) per share:
Basic	$(3.83)	$1.70	$(5.53)	-325.3%
Diluted	$(3.83)	$1.69	$(5.52)	-326.6%
Weighted average shares outstanding:
Basic	12,282,174	13,049,935	(767,761)	-5.9%
Diluted	12,282,174	13,099,961	(817,787)	-6.2%

Finance Charges. The increase of $56.7 million, or 12.9%, was primarily due to an increase in the average net Loans receivable balance, as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2024	2023	Change
Average net Loans receivable balance	$7,499.2	$6,596.6	$902.6
Average yield on our Loan portfolio	26.5%	26.7%	-0.2%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended June 30, 2024:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended June 30, 2024
Due to an increase in the average net Loans receivable balance	$60.3
Due to a decrease in the average yield	(3.6)
Total increase in finance charges	$56.7

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable.

Premiums Earned. The increase of $4.5 million, or 22.7%, was primarily due to growth in the size of our reinsurance portfolio, which resulted from growth in new Consumer Loan assignments and an increase in the average premium written per reinsured vehicle service contract in recent periods.

Operating Expenses. The increase of $7.4 million, or 6.3%, was primarily due to:
•An increase in salaries and wages expense of $5.6 million, or 8.0%, primarily due to an increase in the number of team members as we are investing in our business with the goal of increasing the speed at which we enhance our product for Dealers and consumers.
•An increase in general and administrative expense of $2.7 million, or 13.2%, primarily due to an increase in technology systems expenses.

Provision for Credit Losses. The increase of $70.1 million, or 28.0%, was primarily due to an increase in provision for credit losses on forecast changes.

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

(In millions)	For the Three Months Ended June 30,
Provision for Credit Losses	2024	2023	Change
Forecast changes	$237.8	$168.8	$69.0
New Consumer Loan assignments	82.8	81.7	1.1
Total	$320.6	$250.5	$70.1

The increase in provision for credit losses related to forecast changes was primarily due to a greater decline in Consumer Loan performance during the second quarter of 2024 compared to the second quarter of 2023.

During the second quarter of 2024, we decreased our estimate of future net cash flows by $189.3 million, or 1.7%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments, which remain at below-average levels. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. The $189.3 million decrease in forecasted net cash flows for the second quarter of 2024 was comprised of an ordinary decrease in forecasted net cash flows of $42.1 million, or 0.3%, and an adjustment applied to our forecasting methodology, which upon implementation, reduced forecasted net cash flows by $147.2 million, or 1.4%, and increased our provision for credit losses by $127.5 million. Consumer Loans assigned in 2022 have continued to underperform our expectations for the past several quarters. More recently, Consumer Loans assigned in 2023 have also begun exhibiting similar trends of underperformance, although not as severe as Consumer Loans assigned in 2022. During the second quarter of 2024, we determined that we had sufficient Consumer Loan performance experience to estimate the magnitude by which we expect Consumer Loans assigned in 2022 through 2024 will likely underperform our historical collection rates on Consumer Loans with similar characteristics. Accordingly, we applied an adjustment to Consumer Loans assigned in 2022 through 2024 to reduce forecasted collection rates to what we believe the ultimate collection rates will be based on these trends.

During the second quarter of 2023, we decreased our estimate of future net cash flows by $89.3 million, or 0.9%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments to below-average levels. The $89.3 million decrease in forecasted net cash flows for the second quarter of 2023 was comprised of an ordinary decrease in forecasted net cash flows of $44.8 million, or 0.4%, and an adjustment to our forecasting methodology, which upon implementation, decreased our estimate of future net cash flows by $44.5 million, or 0.5%, and increased our provision for credit losses by $71.3 million. We adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data.

For additional information, see Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

The increase in provision for credit losses related to new Consumer Loan assignments was primarily due to a 20.9% increase in Consumer Loan assignment unit volume, partially offset by a 16.2% decrease in the average provision per Consumer Loan assignment. The decrease in the average provision per Consumer Loan assignment was primarily due to a decrease in the average advance rate for 2024 Consumer Loans.

Interest. The increase in interest expense of $41.7 million, or 66.4%, was due to:
•An increase in our average cost of debt, which increased interest expense by $27.3 million. The increase in our cost of debt was primarily a result of higher interest rates on recently-completed or -extended secured financings and recently-issued senior notes and the repayment of older secured financings and senior notes with lower interest rates.
•An increase in our average outstanding debt balance, which increased interest expense by $14.4 million. The increase in our average outstanding debt balance was primarily due to borrowings used to fund the growth of our Loan portfolio and stock repurchases.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023:

(Dollars in millions)	For the Three Months Ended June 30,
	2024	2023	Change
Interest expense	$104.5	$62.8	$41.7
Average outstanding debt balance	5,818.2	4,730.3	1,087.9
Average cost of debt	7.2%	5.3%	1.9%

Loss on Sale of Building. For the three months ended June 30, 2024, we recognized a loss on sale of a building of $23.7 million. For additional information, see Note 7 to the consolidated financial statements contained in Part I - Item 1 of this Form 10-Q, which is incorporated herein by reference.

Provision for Income Taxes. For the three months ended June 30, 2024, the effective income tax rate decreased to 14.8% from 20.4% for the same period in 2023. The decrease was primarily due to the impact of non-deductible executive compensation expense, which in the second quarter of 2024 reduced, rather than increased, our effective income tax rate, as we had a pre-tax loss in the period, compared to pre-tax income in the second quarter of 2023. For additional information, see Note 12 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue:
Finance charges	$966.9	$862.1	$104.8	12.2%
Premiums earned	46.2	37.2	9.0	24.2%
Other income	33.1	32.4	0.7	2.2%
Total revenue	1,046.2	931.7	114.5	12.3%
Costs and expenses:
Salaries and wages	154.3	147.4	6.9	4.7%
General and administrative	46.9	38.5	8.4	21.8%
Sales and marketing	49.3	48.4	0.9	1.9%
Total operating expenses	250.5	234.3	16.2	6.9%

Provision for credit losses on forecast changes	325.0	213.1	111.9	52.5%
Provision for credit losses on new Consumer Loan assignments	181.6	174.8	6.8	3.9%
Total provision for credit losses	506.6	387.9	118.7	30.6%

Interest	197.0	117.2	79.8	68.1%
Provision for claims	37.3	37.6	(0.3)	-0.8%
Loss on sale of building	23.7	—	23.7	—%
Total costs and expenses	1,015.1	777.0	238.1	30.6%
Income before provision for income taxes	31.1	154.7	(123.6)	-79.9%
Provision for income taxes	13.9	33.0	(19.1)	-57.9%
Net income	$17.2	$121.7	$(104.5)	-85.9%
Net income per share:
Basic	$1.39	$9.32	$(7.93)	-85.1%
Diluted	$1.37	$9.30	$(7.93)	-85.3%
Weighted average shares outstanding:
Basic	12,381,656	13,053,755	(672,099)	-5.1%
Diluted	12,533,246	13,085,988	(552,742)	-4.2%

Finance Charges. The increase of $104.8 million, or 12.2%, was primarily a result of an increase in the average net Loans receivable balance, as follows:

(Dollars in millions)	For the Six Months Ended June 30,
	2024	2023	Change
Average net Loans receivable balance	$7,300.2	$6,476.3	$823.9
Average yield on our Loan portfolio	26.5%	26.6%	-0.1%

The following table summarizes the impact each component had on the overall increase in finance charges for the six months ended June 30, 2024:

(In millions)	Year over Year Change
Impact on finance charges:	For the Six Months Ended June 30, 2024
Due to an increase in the average net Loans receivable balance	$109.7
Due to a decrease in the average yield	(4.9)
Total increase in finance charges	$104.8

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable.

Premiums Earned. The increase of $9.0 million, or 24.2%, was primarily due to growth in the size of our reinsurance portfolio, which resulted from growth in new Consumer Loan assignments and an increase in the average premium written per reinsured vehicle service contract in recent periods.
Operating Expenses. The increase of $16.2 million, or 6.9%, was primarily due to:
•An increase in general and administrative expense of $8.4 million, or 21.8%, primarily due to increases in legal and technology systems expenses.
•An increase in salaries and wages expense of $6.9 million, or 4.7%, primarily due to an increase in the number of team members as we are investing in our business with the goal of increasing the speed at which we enhance our product for Dealers and consumers.

Provision for Credit Losses. The increase of $118.7 million, or 30.6%, was primarily due to an increase in provision for credit losses on forecast changes.

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

(In millions)	For the Six Months Ended June 30,
Provision for Credit Losses	2024	2023	Change
Forecast changes	$325.0	$213.1	$111.9
New Consumer Loan assignments	181.6	174.8	6.8
Total	$506.6	$387.9	$118.7

The increase in provision for credit losses related to forecast changes was primarily due to a greater decline in Consumer Loan performance during the first six months of 2024 compared to the first six months of 2023.

During the first six months of 2024, we decreased our estimate of future net cash flows by $220.1 million, or 2.2%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments, which remain at below-average levels. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. The $220.1 million decrease in forecasted net cash flows for the first six months of 2024 was comprised of an ordinary decrease in forecasted net cash flows of $72.9 million, or 0.8%, and an adjustment applied to our forecasting methodology, which upon implementation, reduced forecasted net cash flows by $147.2 million, or 1.4%, and increased our provision for credit losses by $127.5 million. Consumer Loans assigned in 2022 have continued to underperform our expectations for the past several quarters. More recently, Consumer Loans assigned in 2023 have also begun exhibiting similar trends of underperformance, although not as severe as Consumer Loans assigned in 2022. During the second quarter of 2024, we determined that we had sufficient Consumer Loan performance experience to estimate the magnitude by which we expect Consumer Loans assigned in 2022 through 2024 will likely underperform our historical collection rates on Consumer Loans with similar characteristics. Accordingly, we applied an adjustment to Consumer Loans assigned in 2022 through 2024 to reduce forecasted collection rates to what we believe the ultimate collection rates will be based on these trends.

During the first six months of 2023, we decreased our estimate of future net cash flows by $79.9 million, or 0.9%, to reflect a decline in Consumer Loan prepayments to below-average levels. The $79.9 million decrease in forecasted net cash flows for the first six months of 2023 was comprised of an ordinary decrease in forecasted net cash flows of $35.4 million, or 0.4%, and an adjustment to our forecasting methodology, which upon implementation, decreased our estimate of future net cash flows by $44.5 million, or 0.5%, and increased our provision for credit losses by $71.3 million. We adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data.

For additional information, see Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

The increase in provision for credit losses related to new Consumer Loan assignments was due to a 22.6% increase in Consumer Loan assignment unit volume, partially offset by a 15.3% decrease in the average provision per Consumer Loan assignment. The decrease in the average provision per Consumer Loan assignment was primarily due to a decrease in the average advance rate for 2024 Consumer Loans.

Interest. The increase in interest expense of $79.8 million, or 68.1%, was due to:
•An increase in our average cost of debt, which increased interest expense by $57.2 million. The increase in our cost of debt was primarily a result of higher interest rates on recently-completed or -extended secured financings and recently-issued senior notes and the repayment of older secured financings and senior notes with lower interest rates.
•An increase in our average outstanding debt balance, which increased interest expense by $22.6 million. The increase in our average outstanding debt balance was primarily due to borrowings used to fund the growth of our Loan portfolio and stock repurchases.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023:

(Dollars in millions)	For the Six Months Ended June 30,
	2024	2023	Change
Interest expense	$197.0	$117.2	$79.8
Average outstanding debt balance	5,562.5	4,662.5	900.0
Average cost of debt	7.1%	5.0%	2.1%

Loss on Sale of Building. For the six months ended June 30, 2024, we recognized a loss on the sale of a building of $23.7 million. For additional information, see Note 7 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Provision for Income Taxes. For the six months ended June 30, 2024, our effective income tax rate increased to 44.7% from 21.3% for the six months ended June 30, 2023. The increase was primarily due to a decrease in pre-tax income, which increased the impact of an adjustment to an uncertain tax position for state income taxes recorded in the second quarter of 2024 and non-deductible executive compensation expense on our 2024 effective income tax rate. For additional information, see Note 12 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

As the vast majority of our team members now work remotely, we had significant excess space in the two office buildings that we owned in Southfield, Michigan. During the second quarter of 2024, we sold the larger building for net sales proceeds of $3.2 million, and recognized a loss on sale of the building of $23.7 million. The loss on sale of the building represented the amount by which the $26.9 million carrying value of the building and its improvements, the related land and land improvements, and office furniture and equipment exceeded the net sales proceeds of $3.2 million.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement, and we were in compliance with those covenants as of June 30, 2024. For information regarding these financings and the covenants included in the related documents, see Note 10 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On February 16, 2024, we extended the $100.0 million Term ABS 2021-1 financing and extended the date on which the financing will cease to revolve from December 16, 2024 to February 17, 2026.

On February 27, 2024, we completed a $200.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 7.8% (including placement agent fees and other costs), and it will revolve for 36 months, after which it will amortize based upon the cash flows on the underlying Loans.

On March 28, 2024, we completed a $500.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 6.4% (including initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

On June 17, 2024, we extended the maturity of our revolving secured line of credit facility from June 22, 2026 to June 22, 2027. The interest rate on borrowings under the facility has changed from BSBY plus 187.5 basis points to SOFR plus 197.5 basis points.

On June 20, 2024, we completed a $550.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 6.5% (including initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

On June 21, 2024, we increased the financing amount on the Term ABS 2022-2 financing from $200.0 million to $300.0 million and extended the date on which the financing will cease to revolve from December 15, 2025 to June 15, 2027.

Cash and cash equivalents were $8.3 million as of June 30, 2024 and $13.2 million as of December 31, 2023. As of June 30, 2024 and December 31, 2023, we had $1,440.7 million and $1,505.8 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased to $5,946.6 million as of June 30, 2024 from $5,067.5 million as of December 31, 2023, primarily due to the growth in new Consumer Loan assignments and stock repurchases.

A summary of our scheduled principal debt maturities as of June 30, 2024 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2024	$385.8
2025	1,820.8
2026	1,944.4
2027	1,232.8
2028	603.8
Over five years	—
Total	$5,987.6
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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, except as described below.

During the second quarter of 2024, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2022 through 2024. Consumer Loans assigned in 2022 have continued to underperform our expectations for the past several quarters. More recently, Consumer Loans assigned in 2023 have also begun exhibiting similar trends of underperformance, although not as severe as Consumer Loans assigned in 2022. During the second quarter of 2024, we determined that we had sufficient Consumer Loan performance experience to estimate the magnitude by which we expect Consumer Loans assigned in 2022 through 2024 will likely underperform our historical collection rates on Consumer Loans with similar characteristics. Accordingly, we applied an adjustment to Consumer Loans assigned in 2022 through 2024 to reduce forecasted collection rates to what we believe the ultimate collection rates will be based on these trends. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of this forecast adjustment during the second quarter of 2024 reduced forecasted net cash flows by $147.2 million, or 1.4%, and increased provision for credit losses by $127.5 million.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended June 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30, 2024	110,604	(3)	$543.71	110,181	1,346,570
May 1 to May 31, 2024	73	(4)	492.58	—	1,346,570
June 1 to June 30, 2024	—		—	—	1,346,570
Total	110,677		$543.67	110,181

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
(3)    Amount includes 423 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in shares of common stock and the vesting of restricted stock units.
(4)    Consists of shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in shares of common stock and the vesting of restricted stock units.

ITEM 5.          OTHER INFORMATION

During the quarter ended June 30, 2024, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of Credit Acceptance Corporation.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.145	Twelfth Amendment to the Sixth Amended and Restated Credit Agreement dated as of June 17, 2024, among the Company, Comerica Bank and the other banks signatory thereto, and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.145 to the Company’s Current Report on Form 8-K filed June 20, 2024).
4.146	Indenture, dated as of June 20, 2024, between Credit Acceptance Auto Loan Trust 2024-2 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.146 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.147	Backup Servicing Agreement, dated as of June 20, 2024, among the Company, Credit Acceptance Funding LLC 2024-2, Credit Acceptance Auto Loan Trust 2024-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.147 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.148	Amended and Restated Intercreditor Agreement dated June 20, 2024, among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2024-2, Credit Acceptance Funding LLC 2024-1,Credit Acceptance Funding LLC 2024-A, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Funding LLC 2023-A, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2024-2, Credit Acceptance Auto Loan Trust 2024-1, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Auto Loan Trust 2023-5, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Auto Loan Trust 2021-3, Computershare Trust Company, N.A., Fifth Third Bank, National Association, Bank of Montreal, Flagstar Bank, National Association, Citizens Bank, N.A., and Comerica Bank (incorporated by reference to Exhibit 4.148 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.149	Sale and Contribution Agreement, dated as of June 20, 2024, between the Company and Credit Acceptance Funding LLC 2024-2 (incorporated by reference to Exhibit 4.149 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.150	Amended and Restated Trust Agreement, dated as of June 20, 2024, among Credit Acceptance Funding LLC 2024-2, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.150 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.151	Sale and Servicing Agreement, dated as of June 20, 2024, among the Company, Credit Acceptance Auto Loan Trust 2024-2, Credit Acceptance Funding LLC 2024-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.151 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.152	Second Amendment to Loan and Security Agreement, dated as of June 21, 2024, among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, Fairway Finance Company, LLC, and BMO Capital Markets Corp. (incorporated by reference to Exhibit 4.152 to the Company’s Current Report on Form 8-K filed June 26, 2024).
10.22*	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended effective June 5, 2024.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Chief Financial Officer
(Principal Financial Officer)
Date:	July 31, 2024