Form 10-Q
period 2024-09-30
CREDIT ACCEPTANCE CORP
filed 2024-10-30
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of shares of Common Stock, $.01 par value, outstanding on October 23, 2024 was 12,112,144.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	September 30, 2024	December 31, 2023
ASSETS:
Cash and cash equivalents	$159.7	$13.2
Restricted cash and cash equivalents	556.6	457.7
Restricted securities available for sale	113.9	93.2

Loans receivable	11,197.6	10,020.1
Allowance for credit losses	(3,416.1)	(3,064.8)
Loans receivable, net	7,781.5	6,955.3

Property and equipment, net	15.2	46.5
Income taxes receivable	26.4	4.3
Other assets	29.9	40.0
Total assets	$8,683.2	$7,610.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$364.4	$318.8
Revolving secured lines of credit	1.0	79.2
Secured financing	5,257.1	3,990.9
Senior notes	990.8	989.0
Mortgage note	—	8.4
Deferred income taxes, net	423.2	389.2
Income taxes payable	0.2	81.0
Total liabilities	7,036.7	5,856.5

Commitments and Contingencies - See Note 16
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 12,111,600 and 12,522,397 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	0.1	0.1
Paid-in capital	324.5	279.0
Retained earnings	1,321.0	1,475.6
Accumulated other comprehensive income (loss)	0.9	(1.0)
Total shareholders’ equity	1,646.5	1,753.7
Total liabilities and shareholders’ equity	$8,683.2	$7,610.2

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Finance charges	$507.6	$441.7	$1,474.5	$1,303.8
Premiums earned	25.1	20.8	71.3	58.0
Other income	17.6	16.1	50.7	48.5
Total revenue	550.3	478.6	1,596.5	1,410.3
Costs and expenses:
Salaries and wages	77.3	66.7	231.6	214.1
General and administrative	29.0	21.3	75.9	59.8
Sales and marketing	23.1	22.5	72.4	70.9
Total operating expenses	129.4	110.5	379.9	344.8

Provision for credit losses on forecast changes	105.9	106.3	430.9	319.4
Provision for credit losses on new Consumer Loan assignments	78.8	78.3	260.4	253.1
Total provision for credit losses	184.7	184.6	691.3	572.5

Interest	111.2	70.5	308.2	187.7
Provision for claims	18.5	16.5	55.8	54.1
Loss on sale of building	—	—	23.7	—
Total costs and expenses	443.8	382.1	1,458.9	1,159.1
Income before provision for income taxes	106.5	96.5	137.6	251.2
Provision for income taxes	27.7	25.7	41.6	58.7
Net income	$78.8	$70.8	$96.0	$192.5
Net income per share:
Basic	$6.42	$5.47	$7.78	$14.79
Diluted	$6.35	$5.43	$7.68	$14.73
Weighted average shares outstanding:
Basic	12,274,685	12,933,377	12,345,739	13,013,344
Diluted	12,415,143	13,039,638	12,494,011	13,068,998

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$78.8	$70.8	$96.0	$192.5
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	2.1	(0.2)	1.9	—
Other comprehensive gain (loss)	2.1	(0.2)	1.9	—
Comprehensive income	$80.9	$70.6	$97.9	$192.5

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended September 30, 2024
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,111,128	$0.1	$313.8	$1,242.2	$(1.2)	$1,554.9
Net income	—	—	—	78.8	—	78.8
Other comprehensive income	—	—	—	—	2.1	2.1
Stock-based compensation	—	—	10.7	—	—	10.7
Repurchase of common stock	(86)	—	—	—	—	—
Restricted stock units settled in common stock	558	—	—	—	—	—
Balance, end of period	12,111,600	$0.1	$324.5	$1,321.0	$0.9	$1,646.5

(Dollars in millions)	For the Three Months Ended September 30, 2023
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,821,681	$0.1	$261.7	$1,487.9	$(2.7)	$1,747.0
Net income	—	—	—	70.8	—	70.8
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	9.3	—	—	9.3
Repurchase of common stock	(256,232)	—	—	(126.3)	—	(126.3)
Stock options exercised	770	—	0.3	—	—	0.3
Balance, end of period	12,566,219	$0.1	$271.3	$1,432.4	$(2.9)	$1,700.9

(Dollars in millions)	For the Nine Months Ended September 30, 2024
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,522,397	$0.1	$279.0	$1,475.6	$(1.0)	$1,753.7
Net income	—	—	—	96.0	—	96.0
Other comprehensive income	—	—	—	—	1.9	1.9
Stock-based compensation	—	—	32.2	—	—	32.2
Repurchase of common stock	(462,131)	—	(1.3)	(250.6)	—	(251.9)
Restricted stock units settled to common stock	8,908	—	—	—	—	—
Stock options exercised	42,426	—	14.6	—	—	14.6
Balance, end of period	12,111,600	$0.1	$324.5	$1,321.0	$0.9	$1,646.5

(Dollars in millions)	For the Nine Months Ended September 30, 2023
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,756,885	$0.1	$245.7	$1,381.1	$(2.9)	$1,624.0
Net income	—	—	—	192.5	—	192.5
Stock-based compensation	—	—	29.0	—	—	29.0
Repurchase of common stock	(305,493)	—	(7.8)	(141.2)	—	(149.0)
Restricted stock units settled to common stock	101,757	—	—	—	—	—
Stock options exercised	13,070	—	4.4	—	—	4.4
Balance, end of period	12,566,219	$0.1	$271.3	$1,432.4	$(2.9)	$1,700.9

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$96.0	$192.5
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	691.3	572.5
Depreciation	5.5	6.6
Amortization	15.4	13.3
Provision for deferred income taxes	33.4	35.1
Stock-based compensation	32.2	29.0
Loss on sale of building	23.7	—
Other	0.5	0.5
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	26.7	14.6
Increase in income taxes receivable	(22.1)	(5.5)
Increase (decrease) in income taxes payable	(80.8)	7.0
Decrease in other assets	9.9	27.0
Net cash provided by operating activities	831.7	892.6
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(51.7)	(34.7)
Proceeds from sale of restricted securities available for sale	25.8	12.3
Maturities of restricted securities available for sale	7.4	8.1
Principal collected on Loans receivable	2,409.6	2,330.8
Advances to Dealers	(2,858.3)	(2,202.9)
Purchases of Consumer Loans	(833.8)	(970.6)
Accelerated payments of Dealer Holdback	(46.9)	(35.3)
Payments of Dealer Holdback	(188.1)	(177.3)
Purchases of property and equipment	(1.1)	(2.3)
Proceeds from sale of building	3.2	—
Net cash used in investing activities	(1,533.9)	(1,071.9)
Cash Flows From Financing Activities:
Borrowings under revolving secured lines of credit	5,988.3	5,529.1
Repayments under revolving secured lines of credit	(6,066.5)	(5,457.9)
Proceeds from secured financing	2,865.4	2,004.0
Repayments of secured financing	(1,594.7)	(1,722.9)
Payments of debt issuance costs	(19.1)	(16.0)
Repurchase of common stock	(251.9)	(149.0)
Proceeds from stock options exercised	14.6	4.4
Other	11.5	8.1
Net cash provided by financing activities	947.6	199.8
Net increase in cash and cash equivalents and restricted cash and cash equivalents	245.4	20.5
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	470.9	417.7
Cash and cash equivalents and restricted cash and cash equivalents end of period	$716.3	$438.2
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$280.0	$172.7
Cash paid during the period for income taxes, net of refunds	$102.0	$19.7

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2024 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items that would require disclosure in or adjustment to the consolidated financial statements.

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

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consumer Loan Assignment Volume	2024	2023	2024	2023
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	79.1%	78.6%	81.0%	81.5%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2023	72.1%	27.9%	68.1%	31.9%
June 30, 2023	72.4%	27.6%	68.6%	31.4%
September 30, 2023	74.8%	25.2%	71.7%	28.3%
December 31, 2023	77.2%	22.8%	75.0%	25.0%
March 31, 2024	78.2%	21.8%	76.6%	23.4%
June 30, 2024	78.5%	21.5%	77.3%	22.7%
September 30, 2024	79.5%	20.5%	78.4%	21.6%
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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of September 30, 2024 and December 31, 2023, we had $158.6 million and $12.8 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of September 30, 2024 and December 31, 2023, we had $551.8 million and $453.7 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$159.7	$13.2	$3.1	$7.7
Restricted cash and cash equivalents	556.6	457.7	435.1	410.0
Total cash and cash equivalents and restricted cash and cash equivalents	$716.3	$470.9	$438.2	$417.7

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

Methodology Changes. During the second quarter of 2024, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2022 through 2024. During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. For additional information, see Note 6. For the three and nine months ended September 30, 2024 and 2023, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of September 30, 2024		As of December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$159.7	$159.7	$13.2	$13.2
Restricted cash and cash equivalents	556.6	556.6	457.7	457.7
Restricted securities available for sale	113.9	113.9	93.2	93.2
Loans receivable, net	7,781.5	8,882.3	6,955.3	7,759.1
Liabilities
Revolving secured lines of credit	$1.0	$1.0	$79.2	$79.2
Secured financing	5,257.1	5,360.4	3,990.9	4,025.9
Senior notes	990.8	1,042.8	989.0	1,039.8
Mortgage note	—	—	8.4	8.4

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of September 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$159.7	$—	$—	$159.7
Restricted cash and cash equivalents (1)	556.6	—	—	556.6
Restricted securities available for sale (2)	90.7	23.2	—	113.9
Loans receivable, net (1)	—	—	8,882.3	8,882.3
Liabilities
Revolving secured lines of credit (1)	$—	$1.0	$—	$1.0
Secured financing (1)	4,460.2	900.2	—	5,360.4
Senior notes (1)	1,042.8	—	—	1,042.8

(In millions)	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$13.2	$—	$—	$13.2
Restricted cash and cash equivalents (1)	457.7	—	—	457.7
Restricted securities available for sale (2)	75.1	18.1	—	93.2
Loans receivable, net (1)	—	—	7,759.1	7,759.1
Liabilities
Revolving secured lines of credit (1)	$—	$79.2	$—	$79.2
Secured financing (1)	3,225.8	800.1	—	4,025.9
Senior notes (1)	1,039.8	—	—	1,039.8
Mortgage note (1)	—	8.4	—	8.4

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$50.3	$0.9	$(0.3)	$50.9
U.S. Government and agency securities	39.5	0.6	(0.3)	39.8
Asset-backed securities	21.2	0.2	—	21.4
Mortgage-backed securities	1.8	—	—	1.8
Total restricted securities available for sale	$112.8	$1.7	$(0.6)	$113.9

(In millions)	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$40.5	$0.3	$(0.9)	$39.9
U.S. Government and agency securities	35.2	0.2	(0.9)	34.5
Asset-backed securities	18.0	0.1	(0.2)	17.9
Municipal securities	0.7	—	—	0.7
Mortgage-backed securities	0.2	—	—	0.2
Total restricted securities available for sale	$94.6	$0.6	$(2.0)	$93.2

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of September 30, 2024
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$2.9	$—	$9.6	$(0.3)	$12.5	$(0.3)
U.S. Government and agency securities	0.5	—	10.4	(0.3)	10.9	(0.3)
Asset-backed securities	—	—	3.6	—	3.6	—
Mortgage-backed securities	—	—	0.1	—	0.1	—
Total restricted securities available for sale	$3.4	$—	$23.7	$(0.6)	$27.1	$(0.6)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2023
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$2.7	$—	$18.4	$(0.9)	$21.1	$(0.9)
U.S. Government and agency securities	6.8	(0.1)	16.4	(0.8)	23.2	(0.9)
Asset-backed securities	1.6	—	7.3	(0.2)	8.9	(0.2)
Mortgage-backed securities	—	—	0.2	—	0.2	—
Total restricted securities available for sale	$11.1	$(0.1)	$42.3	$(1.9)	$53.4	$(2.0)

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

(In millions)	As of
	September 30, 2024		December 31, 2023
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$8.8	$8.7	$6.9	$6.8
Over one year to five years	93.6	94.6	80.5	79.1
Over five years to ten years	10.3	10.6	7.1	7.2
Over ten years	0.1	—	0.1	0.1
Total restricted securities available for sale	$112.8	$113.9	$94.6	$93.2

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of September 30, 2024
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,348.7	$2,848.9	$11,197.6
Allowance for credit losses	(2,775.3)	(640.8)	(3,416.1)
Loans receivable, net	$5,573.4	$2,208.1	$7,781.5

(In millions)	As of December 31, 2023
	Dealer Loans	Purchased Loans	Total
Loans receivable	$7,065.5	$2,954.6	$10,020.1
Allowance for credit losses	(2,355.7)	(709.1)	(3,064.8)
Loans receivable, net	$4,709.8	$2,245.5	$6,955.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended September 30, 2024
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,980.6	$2,903.6	$10,884.2	$(2,659.5)	$(677.0)	$(3,336.5)	$5,321.1	$2,226.6	$7,547.7
Finance charges	499.8	226.8	726.6	(169.7)	(49.3)	(219.0)	330.1	177.5	507.6
Provision for credit losses	—	—	—	(123.5)	(61.2)	(184.7)	(123.5)	(61.2)	(184.7)
New Consumer Loan assignments (1)	899.2	247.4	1,146.6	—	—	—	899.2	247.4	1,146.6
Collections (2)	(906.6)	(403.9)	(1,310.5)	—	—	—	(906.6)	(403.9)	(1,310.5)
Accelerated Dealer Holdback payments	13.5	—	13.5	—	—	—	13.5	—	13.5
Dealer Holdback payments	57.6	—	57.6	—	—	—	57.6	—	57.6
Transfers (3)	(33.6)	33.6	—	11.9	(11.9)	—	(21.7)	21.7	—
Write-offs	(167.0)	(159.8)	(326.8)	167.0	159.8	326.8	—	—	—
Recoveries (4)	1.5	1.2	2.7	(1.5)	(1.2)	(2.7)	—	—	—
Deferral of Loan origination costs	3.7	—	3.7	—	—	—	3.7	—	3.7
Balance, end of period	$8,348.7	$2,848.9	$11,197.6	$(2,775.3)	$(640.8)	$(3,416.1)	$5,573.4	$2,208.1	$7,781.5

	For the Three Months Ended September 30, 2023
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,534.1	$3,065.5	$9,599.6	$(2,188.4)	$(800.9)	$(2,989.3)	$4,345.7	$2,264.6	$6,610.3
Finance charges	401.0	231.1	632.1	(136.0)	(54.4)	(190.4)	265.0	176.7	441.7
Provision for credit losses	—	—	—	(108.0)	(76.6)	(184.6)	(108.0)	(76.6)	(184.6)
New Consumer Loan assignments (1)	732.5	289.7	1,022.2	—	—	—	732.5	289.7	1,022.2
Collections (2)	(775.4)	(406.7)	(1,182.1)	—	—	—	(775.4)	(406.7)	(1,182.1)
Accelerated Dealer Holdback payments	10.7	—	10.7	—	—	—	10.7	—	10.7
Dealer Holdback payments	59.0	—	59.0	—	—	—	59.0	—	59.0
Transfers (3)	(27.3)	27.3	—	9.5	(9.5)	—	(17.8)	17.8	—
Write-offs	(153.7)	(180.2)	(333.9)	153.7	180.2	333.9	—	—	—
Recoveries (4)	0.4	0.9	1.3	(0.4)	(0.9)	(1.3)	—	—	—
Deferral of Loan origination costs	3.3	—	3.3	—	—	—	3.3	—	3.3
Balance, end of period	$6,784.6	$3,027.6	$9,812.2	$(2,269.6)	$(762.1)	$(3,031.7)	$4,515.0	$2,265.5	$6,780.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended September 30, 2024
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,065.5	$2,954.6	$10,020.1	$(2,355.7)	$(709.1)	$(3,064.8)	$4,709.8	$2,245.5	$6,955.3
Finance charges	1,411.8	683.8	2,095.6	(474.9)	(146.2)	(621.1)	936.9	537.6	1,474.5
Provision for credit losses	—	—	—	(457.5)	(233.8)	(691.3)	(457.5)	(233.8)	(691.3)
New Consumer Loan assignments (1)	2,858.3	833.8	3,692.1	—	—	—	2,858.3	833.8	3,692.1
Collections (2)	(2,650.5)	(1,245.2)	(3,895.7)	—	—	—	(2,650.5)	(1,245.2)	(3,895.7)
Accelerated Dealer Holdback payments	46.9	—	46.9	—	—	—	46.9	—	46.9
Dealer Holdback payments	188.1	—	188.1	—	—	—	188.1	—	188.1
Transfers (3)	(105.0)	105.0	—	34.8	(34.8)	—	(70.2)	70.2	—
Write-offs	(481.0)	(486.2)	(967.2)	481.0	486.2	967.2	—	—	—
Recoveries (4)	3.0	3.1	6.1	(3.0)	(3.1)	(6.1)	—	—	—
Deferral of Loan origination costs	11.6	—	11.6	—	—	—	11.6	—	11.6
Balance, end of period	$8,348.7	$2,848.9	$11,197.6	$(2,775.3)	$(640.8)	$(3,416.1)	$5,573.4	$2,208.1	$7,781.5

	For the Nine Months Ended September 30, 2023
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,074.8	$3,090.7	$9,165.5	$(2,000.0)	$(867.8)	$(2,867.8)	$4,074.8	$2,222.9	$6,297.7
Finance charges	1,156.8	698.1	1,854.9	(386.7)	(164.4)	(551.1)	770.1	533.7	1,303.8
Provision for credit losses	—	—	—	(327.3)	(245.2)	(572.5)	(327.3)	(245.2)	(572.5)
New Consumer Loan assignments (1)	2,202.9	970.6	3,173.5	—	—	—	2,202.9	970.6	3,173.5
Collections (2)	(2,376.9)	(1,266.9)	(3,643.8)	—	—	—	(2,376.9)	(1,266.9)	(3,643.8)
Accelerated Dealer Holdback payments	35.3	—	35.3	—	—	—	35.3	—	35.3
Dealer Holdback payments	177.3	—	177.3	—	—	—	177.3	—	177.3
Transfers (3)	(78.9)	78.9	—	28.5	(28.5)	—	(50.4)	50.4	—
Write-offs	(417.2)	(546.7)	(963.9)	417.2	546.7	963.9	—	—	—
Recoveries (4)	1.3	2.9	4.2	(1.3)	(2.9)	(4.2)	—	—	—
Deferral of Loan origination costs	9.2	—	9.2	—	—	—	9.2	—	9.2
Balance, end of period	$6,784.6	$3,027.6	$9,812.2	$(2,269.6)	$(762.1)	$(3,031.7)	$4,515.0	$2,265.5	$6,780.5

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

(In millions)	For the Three Months Ended September 30, 2024
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$49.4	$29.4	$78.8
Forecast changes	74.1	31.8	105.9
Total	$123.5	$61.2	$184.7

(In millions)	For the Three Months Ended September 30, 2023
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$37.4	$40.9	$78.3
Forecast changes	70.6	35.7	106.3
Total	$108.0	$76.6	$184.6

(In millions)	For the Nine Months Ended September 30, 2024
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$155.4	$105.0	$260.4
Forecast changes	302.1	128.8	430.9
Total	$457.5	$233.8	$691.3

(In millions)	For the Nine Months Ended September 30, 2023
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$108.9	$144.2	$253.1
Forecast changes	218.4	101.0	319.4
Total	$327.3	$245.2	$572.5

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
•finance charge revenue in subsequent periods that is significantly in excess of our expected yield.

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended September 30, 2024
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,418.3	$501.2	$1,919.5
Expected net cash flows at the time of assignment (2)	1,284.8	360.2	1,645.0
Loans receivable at the time of assignment (3)	899.2	247.4	1,146.6

Provision for credit losses expense at the time of assignment	$(49.4)	$(29.4)	$(78.8)
Expected future finance charges at the time of assignment (4)	435.0	142.2	577.2
Expected net Loan income at the time of assignment (5)	$385.6	$112.8	$498.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended September 30, 2023
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,140.8	$577.7	$1,718.5
Expected net cash flows at the time of assignment (2)	1,035.1	407.6	1,442.7
Loans receivable at the time of assignment (3)	732.5	289.7	1,022.2

Provision for credit losses expense at the time of assignment	$(37.4)	$(40.9)	$(78.3)
Expected future finance charges at the time of assignment (4)	340.0	158.8	498.8
Expected net Loan income at the time of assignment (5)	$302.6	$117.9	$420.5

(In millions)	For the Nine Months Ended September 30, 2024
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$4,478.9	$1,703.1	$6,182.0
Expected net cash flows at the time of assignment (2)	4,064.2	1,213.2	5,277.4
Loans receivable at the time of assignment (3)	2,858.3	833.8	3,692.1

Provision for credit losses expense at the time of assignment	$(155.4)	$(105.0)	$(260.4)
Expected future finance charges at the time of assignment (4)	1,361.3	484.4	1,845.7
Expected net Loan income at the time of assignment (5)	$1,205.9	$379.4	$1,585.3

(In millions)	For the Nine Months Ended September 30, 2023
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,435.1	$1,948.9	$5,384.0
Expected net cash flows at the time of assignment (2)	3,118.1	1,357.7	4,475.8
Loans receivable at the time of assignment (3)	2,202.9	970.6	3,173.5

Provision for credit losses expense at the time of assignment	$(108.9)	$(144.2)	$(253.1)
Expected future finance charges at the time of assignment (4)	1,024.1	531.3	1,555.4
Expected net Loan income at the time of assignment (5)	$915.2	$387.1	$1,302.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended September 30, 2024
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,704.6	$3,469.8	$11,174.4
New Consumer Loan assignments (1)	1,284.8	360.2	1,645.0
Realized net cash flows (2)	(835.5)	(403.9)	(1,239.4)
Forecast changes	(43.6)	(19.2)	(62.8)
Transfers (3)	(33.2)	34.1	0.9
Balance, end of period	$8,077.1	$3,441.0	$11,518.1

(In millions)	For the Three Months Ended September 30, 2023
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,166.4	$3,509.9	$9,676.3
New Consumer Loan assignments (1)	1,035.1	407.6	1,442.7
Realized net cash flows (2)	(705.7)	(406.7)	(1,112.4)
Forecast changes	(40.3)	(29.1)	(69.4)
Transfers (3)	(26.5)	28.5	2.0
Balance, end of period	$6,429.0	$3,510.2	$9,939.2

(In millions)	For the Nine Months Ended September 30, 2024
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,707.2	$3,472.0	$10,179.2
New Consumer Loan assignments (1)	4,064.2	1,213.2	5,277.4
Realized net cash flows (2)	(2,415.5)	(1,245.2)	(3,660.7)
Forecast changes	(173.0)	(109.9)	(282.9)
Transfers (3)	(105.8)	110.9	5.1
Balance, end of period	$8,077.1	$3,441.0	$11,518.1

(In millions)	For the Nine Months Ended September 30, 2023
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,637.9	$3,395.5	$9,033.4
New Consumer Loan assignments (1)	3,118.1	1,357.7	4,475.8
Realized net cash flows (2)	(2,164.3)	(1,266.9)	(3,431.2)
Forecast changes	(89.3)	(60.0)	(149.3)
Transfers (3)	(73.4)	83.9	10.5
Balance, end of period	$6,429.0	$3,510.2	$9,939.2

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

The following table compares our aggregated forecast of Consumer Loan collection rates as of September 30, 2024 with the aggregated forecasts as of June 30, 2024, December 31, 2023, and at the time of assignment, segmented by year of assignment:

	Total Loans
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2024	June 30, 2024	December 31, 2023	Initial Forecast	June 30, 2024	December 31, 2023	Initial Forecast
2015	65.3%	65.3%	65.2%	67.7%	0.0%	0.1%	-2.4%
2016	63.9%	63.9%	63.8%	65.4%	0.0%	0.1%	-1.5%
2017	64.7%	64.7%	64.7%	64.0%	0.0%	0.0%	0.7%
2018	65.5%	65.5%	65.5%	63.6%	0.0%	0.0%	1.9%
2019	67.2%	67.1%	66.9%	64.0%	0.1%	0.3%	3.2%
2020	67.6%	67.7%	67.6%	63.4%	-0.1%	0.0%	4.2%
2021	63.8%	64.1%	64.5%	66.3%	-0.3%	-0.7%	-2.5%
2022	60.6%	61.1%	62.7%	67.5%	-0.5%	-2.1%	-6.9%
2023	64.3%	64.5%	67.4%	67.5%	-0.2%	-3.1%	-3.2%
2024	66.6%	66.6%	—	67.3%	0.0%	—	-0.7%

	Dealer Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2024	June 30, 2024	December 31, 2023	Initial Forecast	June 30, 2024	December 31, 2023	Initial Forecast
2015	64.6%	64.6%	64.6%	67.5%	0.0%	0.0%	-2.9%
2016	63.1%	63.1%	63.0%	65.1%	0.0%	0.1%	-2.0%
2017	64.0%	64.1%	64.0%	63.8%	-0.1%	0.0%	0.2%
2018	64.9%	65.0%	64.9%	63.6%	-0.1%	0.0%	1.3%
2019	66.8%	66.8%	66.5%	63.9%	0.0%	0.3%	2.9%
2020	67.5%	67.5%	67.4%	63.3%	0.0%	0.1%	4.2%
2021	63.5%	63.8%	64.2%	66.3%	-0.3%	-0.7%	-2.8%
2022	59.8%	60.4%	62.0%	67.3%	-0.6%	-2.2%	-7.5%
2023	63.1%	63.3%	66.4%	66.8%	-0.2%	-3.3%	-3.7%
2024	65.5%	65.6%	—	66.3%	-0.1%	—	-0.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Purchased Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2024	June 30, 2024	December 31, 2023	Initial Forecast	June 30, 2024	December 31, 2023	Initial Forecast
2015	69.0%	69.0%	68.9%	68.5%	0.0%	0.1%	0.5%
2016	66.1%	66.1%	66.1%	66.5%	0.0%	0.0%	-0.4%
2017	66.3%	66.3%	66.3%	64.6%	0.0%	0.0%	1.7%
2018	66.8%	66.8%	66.8%	63.5%	0.0%	0.0%	3.3%
2019	67.9%	67.8%	67.5%	64.2%	0.1%	0.4%	3.7%
2020	67.9%	67.9%	67.8%	63.6%	0.0%	0.1%	4.3%
2021	64.3%	64.7%	65.0%	66.3%	-0.4%	-0.7%	-2.0%
2022	62.4%	62.9%	64.3%	68.0%	-0.5%	-1.9%	-5.6%
2023	67.6%	67.7%	70.1%	69.4%	-0.1%	-2.5%	-1.8%
2024	70.5%	70.1%	—	70.7%	0.4%	—	-0.2%

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

We evaluate and adjust the expected collection rate for each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of September 30, 2024 and December 31, 2023, segmented by year of assignment:

(In millions)	Total Loans as of September 30, 2024 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$47.5	$30.9	$133.7	$241.4	$453.5
2020	156.2	81.8	207.9	20.7	466.6
2021	339.9	145.2	280.9	2.6	768.6
2022	948.8	304.8	386.2	0.5	1,640.3
2023	2,375.7	608.6	368.2	—	3,352.5
2024	3,868.3	575.6	72.2	—	4,516.1
	$7,736.4	$1,746.9	$1,449.1	$265.2	$11,197.6

(In millions)	Dealer Loans as of September 30, 2024 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$21.2	$13.5	$61.8	$135.0	$231.5
2020	93.5	48.4	124.1	15.0	281.0
2021	229.4	95.0	185.3	2.1	511.8
2022	681.0	215.0	273.1	0.4	1,169.5
2023	1,749.8	458.8	272.6	—	2,481.2
2024	3,132.4	480.9	60.4	—	3,673.7
	$5,907.3	$1,311.6	$977.3	$152.5	$8,348.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Purchased Loans as of September 30, 2024 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$26.3	$17.4	$71.9	$106.4	$222.0
2020	62.7	33.4	83.8	5.7	185.6
2021	110.5	50.2	95.6	0.5	256.8
2022	267.8	89.8	113.1	0.1	470.8
2023	625.9	149.8	95.6	—	871.3
2024	735.9	94.7	11.8	—	842.4
	$1,829.1	$435.3	$471.8	$112.7	$2,848.9

(In millions)	Total Loans as of December 31, 2023 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$24.2	$16.8	$73.5	$204.9	$319.4
2019	150.7	83.8	237.6	39.5	511.6
2020	328.9	165.5	314.5	4.6	813.5
2021	596.6	262.1	368.7	0.7	1,228.1
2022	1,518.0	499.8	422.5	—	2,440.3
2023	3,888.7	666.5	152.0	—	4,707.2
	$6,507.1	$1,694.5	$1,568.8	$249.7	$10,020.1

(In millions)	Dealer Loans as of December 31, 2023 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$11.7	$7.9	$35.0	$117.8	$172.4
2019	69.9	38.0	111.2	22.0	241.1
2020	201.7	98.0	190.4	3.5	493.6
2021	407.3	173.4	245.0	0.6	826.3
2022	1,109.4	360.4	303.5	—	1,773.3
2023	2,942.3	503.6	112.9	—	3,558.8
	$4,742.3	$1,181.3	$998.0	$143.9	$7,065.5

(In millions)	Purchased Loans as of December 31, 2023 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$12.5	$8.9	$38.5	$87.1	$147.0
2019	80.8	45.8	126.4	17.5	270.5
2020	127.2	67.5	124.1	1.1	319.9
2021	189.3	88.7	123.7	0.1	401.8
2022	408.6	139.4	119.0	—	667.0
2023	946.4	162.9	39.1	—	1,148.4
	$1,764.8	$513.2	$570.8	$105.8	$2,954.6

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

The following table summarizes the write-offs for Consumer Loan assignments for the three and nine months ended September 30, 2024 and 2023, segmented by year of assignment:

(In millions)	For the Three Months Ended September 30, 2024
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2019 and prior	$43.4	$31.7	$75.1
2020	27.9	17.5	45.4
2021	33.2	22.7	55.9
2022	47.0	33.4	80.4
2023	11.5	36.6	48.1
2024	4.0	17.9	21.9
	$167.0	$159.8	$326.8

(In millions)	For the Three Months Ended September 30, 2023
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2018 and prior	$29.5	$24.3	$53.8
2019	26.2	43.2	69.4
2020	28.9	23.8	52.7
2021	30.3	28.7	59.0
2022	31.7	38.5	70.2
2023	7.1	21.7	28.8
	$153.7	$180.2	$333.9

(In millions)	For the Nine Months Ended September 30, 2024
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2019 and prior	$135.0	$109.0	$244.0
2020	82.0	58.6	140.6
2021	97.1	73.4	170.5
2022	126.1	109.6	235.7
2023	33.7	110.1	143.8
2024	7.1	25.5	32.6
	$481.0	$486.2	$967.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30, 2023
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2018 and prior	$95.1	$83.7	$178.8
2019	76.9	142.3	219.2
2020	80.2	78.7	158.9
2021	75.7	90.9	166.6
2022	78	118.9	196.9
2023	11.3	32.2	43.5
	$417.2	$546.7	$963.9

During the second quarter of 2024, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2022 through 2024. Consumer Loans assigned in 2022 had continued to underperform our expectations for several quarters. More recently, Consumer Loans assigned in 2023 had also begun exhibiting similar trends of underperformance, although not as severe as Consumer Loans assigned in 2022. During the second quarter of 2024, we determined that we had sufficient Consumer Loan performance experience to estimate the magnitude by which we expected Consumer Loans assigned in 2022 through 2024 would likely underperform our historical collection rates on Consumer Loans with similar characteristics. Accordingly, we applied an adjustment to Consumer Loans assigned in 2022 through 2024 to reduce forecasted collection rates to what we believed the ultimate collection rates would be based on these trends. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of this forecast adjustment during the second quarter of 2024 reduced forecasted net cash flows by $147.2 million, or 1.4%, and increased provision for credit losses by $127.5 million.

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

7.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of
	September 30, 2024	December 31, 2023
Land and land improvements	$2.7	$2.9
Building and improvements	17.5	58.8
Data processing equipment and software	45.4	50.0
Office furniture and equipment	2.2	2.6
Total property and equipment	67.8	114.3
Less: Accumulated depreciation on property and equipment	(52.6)	(67.8)
Total property and equipment, net	$15.2	$46.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
8.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net assumed written premiums	$25.7	$22.6	$84.2	$71.5
Net premiums earned	25.1	20.8	71.3	58.0
Provision for claims	18.5	16.5	55.8	54.1
Amortization of capitalized acquisition costs	0.6	0.3	1.8	1.3

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet Location	September 30, 2024	December 31, 2023
Trust assets	Restricted cash and cash equivalents	$0.2	$1.4
Trust assets	Restricted securities available for sale	113.9	93.2
Unearned premium	Accounts payable and accrued liabilities	80.5	67.6
Claims reserve (1)	Accounts payable and accrued liabilities	6.2	5.6

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

9.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Ancillary product profit sharing	$8.0	$7.8	$21.7	$24.4
Interest	6.4	5.3	18.6	14.3
Remarketing fees	2.9	2.5	9.1	8.2
Other	0.3	0.5	1.3	1.6
Total	$17.6	$16.1	$50.7	$48.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended September 30, 2024
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$8.0	$6.4	$—	$—	$14.4
Dealers	—	—	2.9	0.3	3.2
Total	$8.0	$6.4	$2.9	$0.3	$17.6

Timing of Revenue Recognition
Over time	$8.0	$6.4	$—	$0.1	$14.5
At a point in time	—	—	2.9	0.2	3.1
Total	$8.0	$6.4	$2.9	$0.3	$17.6

(In millions)	For the Nine Months Ended September 30, 2024
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$21.7	$18.6	$—	$0.2	$40.5
Dealers	—	—	9.1	1.1	10.2
Total	$21.7	$18.6	$9.1	$1.3	$50.7

Timing of Revenue Recognition
Over time	$21.7	$18.6	$—	$0.5	$40.8
At a point in time	—	—	9.1	0.8	9.9
Total	$21.7	$18.6	$9.1	$1.3	$50.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.           DEBT

Debt consists of the following:

(In millions)	As of September 30, 2024
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$1.0	$—	$—	$1.0
Secured financing (2)	5,289.6	(30.9)	(1.6)	5,257.1
Senior notes	1,000.0	(9.2)	—	990.8
Mortgage note	—	—	—	—
Total debt	$6,290.6	$(40.1)	$(1.6)	$6,248.9

(In millions)	As of December 31, 2023
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$79.2	$—	$—	$79.2
Secured financing (2)	4,019.0	(25.6)	(2.5)	3,990.9
Senior notes	1,000.0	(11.0)	—	989.0
Mortgage note	8.4	—	—	8.4
Total debt	$5,106.6	$(36.6)	$(2.5)	$5,067.5

(1)Excludes deferred debt issuance costs of $4.8 million and $4.2 million as of September 30, 2024 and December 31, 2023, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of September 30, 2024 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of September 30, 2024
Revolving Secured Line of Credit Facility	n/a	06/22/2027		$390.0	At our option, either the Secured Overnight Financing Rate (SOFR) plus 197.5 basis points or the prime rate plus 87.5 basis points
RTP Facility	n/a	—	(1)	20.0	SOFR plus 197.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	09/20/2027	(3)	500.0	SOFR plus 185.0 basis points
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	12/29/2026	(3)	300.0	SOFR plus 221.4 basis points (4)
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/2025	(5)	200.0	SOFR plus 245.0 basis points (4)
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2026	(3)	75.0	SOFR plus 210 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/21/2026	(3)	200.0	SOFR plus 225.0 basis points (4)
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	09/15/2026	(6)	500.0	Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/17/2026	(6)	100.0	SOFR plus 220.0 basis points
Term ABS 2021-3 (2)	Credit Acceptance Funding LLC 2021-3	05/15/2023	(3)	450.0	Fixed rate
Term ABS 2021-4 (2)	Credit Acceptance Funding LLC 2021-4	10/16/2023	(3)	250.1	Fixed rate
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/2024	(3)	350.0	Fixed rate
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	06/15/2027	(6)	300.0	SOFR plus 246.4 basis points
Term ABS 2022-3 (2)	Credit Acceptance Funding LLC 2022-3	10/15/2024	(3)	389.9	Fixed rate
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/2025	(3)	400.0	Fixed rate
Term ABS 2023-2 (2)	Credit Acceptance Funding LLC 2023-2	05/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-3 (2)	Credit Acceptance Funding LLC 2023-3	08/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-A (2)	Credit Acceptance Funding LLC 2023-A	12/15/2025	(6)	200.0	Fixed rate
Term ABS 2023-5 (2)	Credit Acceptance Funding LLC 2023-5	12/15/2025	(3)	294.0	Fixed rate
Term ABS 2024-A (2)	Credit Acceptance Funding LLC 2024-A	02/15/2027	(6)	200.0	Fixed rate
Term ABS 2024-1 (2)	Credit Acceptance Funding LLC 2024-1	03/16/2026	(3)	500.0	Fixed rate
Term ABS 2024-2 (2)	Credit Acceptance Funding LLC 2024-2	06/15/2026	(3)	550.0	Fixed rate
Term ABS 2024-3 (2)	Credit Acceptance Funding LLC 2024-3	09/15/2026	(3)	600.0	Fixed rate
2026 Senior Notes	n/a	03/15/2026		400.0	Fixed rate
2028 Senior Notes	n/a	12/15/2028		600.0	Fixed rate

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

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revolving Secured Lines of Credit
Maximum outstanding principal balance	$300.1	$302.2	$342.0	$355.5
Average outstanding principal balance	125.6	171.1	168.0	152.4
Warehouse Facility II
Maximum outstanding principal balance	201.0	201.0	251.0	201.0
Average outstanding principal balance	102.8	86.2	124.2	55.2
Warehouse Facility IV
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility V
Maximum outstanding principal balance	—	—	100.0	—
Average outstanding principal balance	—	—	7.7	—
Warehouse Facility VI
Maximum outstanding principal balance	75.0	—	75.0	—
Average outstanding principal balance	61.1	—	48.8	—
Warehouse Facility VIII
Maximum outstanding principal balance	—	—	100.0	—
Average outstanding principal balance	—	—	25.9	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2024	December 31, 2023
Revolving Secured Lines of Credit
Principal balance outstanding	$1.0	$79.2
Amount available for borrowing (1)	409.0	330.8
Interest rate	6.71%	7.33%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	500.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	2.0	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.5
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	0.8	—
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	0.8
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	525.7	597.3
Restricted cash and cash equivalents pledged as collateral	43.8	47.6
Interest rate	5.43%	5.15%
Term ABS 2020-3
Principal balance outstanding	$—	$110.3
Loans pledged as collateral	—	418.4
Restricted cash and cash equivalents pledged as collateral	—	42.3
Interest rate	—%	2.06%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2024	December 31, 2023
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	111.8	112.8
Restricted cash and cash equivalents pledged as collateral	9.2	8.8
Interest rate	7.30%	7.56%
Term ABS 2021-2
Principal balance outstanding	$—	$188.2
Loans pledged as collateral	—	415.5
Restricted cash and cash equivalents pledged as collateral	—	37.3
Interest rate	—%	1.38%
Term ABS 2021-3
Principal balance outstanding	$65.1	$265.0
Loans pledged as collateral	268.0	396.3
Restricted cash and cash equivalents pledged as collateral	28.5	33.8
Interest rate	1.63%	1.24%
Term ABS 2021-4
Principal balance outstanding	$98.1	$221.6
Loans pledged as collateral	187.6	255.2
Restricted cash and cash equivalents pledged as collateral	17.6	21.0
Interest rate	1.72%	1.46%
Term ABS 2022-1
Principal balance outstanding	$292.5	$350.0
Loans pledged as collateral	342.9	378.2
Restricted cash and cash equivalents pledged as collateral	26.9	27.4
Interest rate	5.12%	5.03%
Term ABS 2022-2
Principal balance outstanding	$300.0	$200.0
Loans pledged as collateral	417.5	212.1
Restricted cash and cash equivalents pledged as collateral	25.5	14.7
Interest rate	7.29%	7.66%
Term ABS 2022-3
Principal balance outstanding	$389.9	$389.9
Loans pledged as collateral	421.2	418.9
Restricted cash and cash equivalents pledged as collateral	31.0	28.9
Interest rate	7.68%	7.68%
Term ABS 2023-1
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	494.3	611.6
Restricted cash and cash equivalents pledged as collateral	36.2	38.5
Interest rate	6.92%	6.92%
Term ABS 2023-2
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	582.5	701.7
Restricted cash and cash equivalents pledged as collateral	39.8	42.0
Interest rate	6.39%	6.39%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2024	December 31, 2023
Term ABS 2023-3
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	566.7	643.8
Restricted cash and cash equivalents pledged as collateral	39.6	40.3
Interest rate	6.86%	6.86%
Term ABS 2023-A
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	272.9	273.4
Restricted cash and cash equivalents pledged as collateral	18.9	17.2
Interest rate	7.51%	7.51%
Term ABS 2023-5
Principal balance outstanding	$294.0	$294.0
Loans pledged as collateral	430.9	433.9
Restricted cash and cash equivalents pledged as collateral	35.4	52.2
Interest rate	6.54%	6.54%
Term ABS 2024-A
Principal balance outstanding	$200.0	$—
Loans pledged as collateral	266.9	—
Restricted cash and cash equivalents pledged as collateral	19.6	—
Interest rate	7.45%	—%
Term ABS 2024-1
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	565.3	—
Restricted cash and cash equivalents pledged as collateral	47.4	—
Interest rate	6.01%	—%
Term ABS 2024-2
Principal balance outstanding	$550.0	$—
Loans pledged as collateral	641.3	—
Restricted cash and cash equivalents pledged as collateral	45.2	—
Interest rate	6.21%	—%
Term ABS 2024-3
Principal balance outstanding	$600.0	$—
Loans pledged as collateral	847.2	—
Restricted cash and cash equivalents pledged as collateral	87.0	—
Interest rate	4.91%	—%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
2028 Senior Notes
Principal balance outstanding	$600.0	$600.0
Interest rate	9.250%	9.250%
Mortgage Note
Principal balance outstanding	$—	$8.4
Interest rate	—%	6.88%
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

Warehouse Facilities

We have five Warehouse facilities with total borrowing capacity of $1,275.0 million. Each of the facilities is with a different lender or group of lenders. Under each Warehouse facility, we can convey Loans to the applicable wholly owned subsidiary in return for cash and/or an increase in the value of our equity in such subsidiary. In turn, each such subsidiary pledges the Loans as collateral to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to each such subsidiary under the applicable facility is generally limited to the lesser of 80% of the outstanding balance of the conveyed Loans, as determined in accordance with the applicable agreement, plus certain restricted cash and cash equivalents pledged as collateral, or the facility limit.

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

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with each of these transactions, we conveyed Loans on an arms-length basis to a Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than the Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2023-A financings, conveyed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2023-A financings pledged the Loans for the benefit of their respective lenders. The Term ABS 2021-3, 2021-4, 2023-1, 2023-2, 2023-3, 2023-A, 2023-5, 2024-A, 2024-1, 2024-2, and 2024-3 financings each consist of three classes of notes (or, in the case of the Term ABS 2023-A, three classes of loans), while the Term ABS 2022-1 and Term ABS 2022-3 financings consist of four classes of notes.

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

The Term ABS financings create indebtedness for which the applicable trust or Funding LLC is liable and which is secured by all the assets of the applicable trust or Funding LLC. Such indebtedness is non-recourse to us (other than customary, limited recourse to us in the form of repurchase obligations or indemnification obligations for any violations by us of our representations or obligations as seller, servicer, or custodian), even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs. Because the trusts and the Funding LLCs are organized as bankruptcy-remote legal entities separate from us, their assets (including the conveyed Loans) are not available to any creditors other than the creditors of the applicable subsidiary. We receive a monthly servicing fee on each financing equal to either 4% or 6%, depending upon the financing, of the collections received with respect to the conveyed Loans. The fee is paid out of the collections. Except for the servicing fee and Dealer Holdback payments due to Dealers, if a Term ABS financing is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees, and other related costs have been paid in full. If a Term ABS financing is in its revolving period, the applicable trust or Funding LLC is entitled to the portion of such collections available after application of any amounts necessary to acquire additional Loans from us and to pay accrued interest on the debt and any other transaction expenses, provided that any necessary principal payments are made to compensate for certain reductions in the balance of eligible loans or, in the case of the Term ABS 2019-2 financing and Term ABS financings occurring after the Term ABS 2021-3 financing, certain reductions in forecasted collections. In addition, in our capacity as servicer of the Loans, we have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances. For those Funding LLCs with a trust, when the trust’s indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. For all Funding LLCs, after the indebtedness is paid in full, any remaining collections will ultimately be available to be distributed to us as the sole member of the respective Funding LLC.

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

Debt Covenants

As of September 30, 2024, we were in compliance with our covenants under our revolving secured line of credit facility and our Warehouse facilities, including those that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization, and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities also contain covenants that measure the performance of the conveyed assets.

Our Term ABS financings also contain covenants that measure the performance of the conveyed assets. As of September 30, 2024, we were in compliance with our covenants under our Term ABS financings, the senior notes indentures, and the RTP facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.           DERIVATIVE AND HEDGING INSTRUMENTS

Interest Rate Caps. We utilize interest rate cap agreements to manage the interest rate risk on certain secured financings. The following tables provide the terms of our interest rate cap agreements that were in effect as of September 30, 2024 and December 31, 2023:

(Dollars in millions)
As of September 30, 2024
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$300.0	Warehouse Facility IV	Cap Floating Rate	05/2023	11/2024	$300.0	7.50%
200.0	Warehouse Facility V	Cap Floating Rate	04/2023	01/2026	59.0	5.44%
200.0	Warehouse Facility VIII	Cap Floating Rate	09/2022	09/2025	183.3	5.42%

(Dollars in millions)
As of December 31, 2023
Facility Amount	Facility Name	Purpose	Start	End	Notional	Cap Interest Rate (1)
$300.0	Warehouse Facility IV	Cap Floating Rate	05/2023	11/2024	$300.0	7.50%
200.0	Warehouse Facility V	Cap Floating Rate	04/2023	01/2026	94.0	5.44%
200.0	Warehouse Facility VIII	Cap Floating Rate	09/2022	9/2025	200.0	5.42%
100.0	Term ABS 2021-1	Cap Floating Rate	04/2023	06/2024	37.5	5.46%
200.0	Term ABS 2022-2	Cap Floating Rate	12/2022	06/2024	200.0	6.50%

(1)Rate excludes the spread over the corresponding benchmark rate.

The interest rate caps have not been designated as hedging instruments. As of September 30, 2024 and December 31, 2023, the fair value of the interest rate caps was negligible, as the capped rates were above market rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
12.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes	3.6%	4.3%	6.6%	2.8%
Non-deductible executive compensation expense	1.4%	1.2%	2.9%	1.6%
Excess tax benefits from stock-based compensation	0.0%	0.0%	-0.4%	-2.1%
Other	0.0%	0.1%	0.1%	0.1%
Effective income tax rate	26.0%	26.6%	30.2%	23.4%

State and local income taxes

For the three months ended September 30, 2024, the impact of state and local income taxes on our effective income tax rate decreased from the same period in 2023, primarily due to the settlement of an uncertain tax position during the third quarter of 2024.

For the nine months ended September 30, 2024, the impact of state and local income taxes on our effective income tax rate increased from the same period in 2023, primarily due to:
•An adjustment to an uncertain tax position estimate during the second quarter of 2024, which increased our effective income tax rate by 230 basis points for the nine months ended September 30, 2024.
•    Changes in state tax laws that were enacted during the second quarter of 2024, which are expected to increase our long-term effective tax rate by approximately 10 basis points. The enactment of these tax law changes increased our effective income tax rate by 70 basis points for the nine months ended September 30, 2024.

Non-deductible executive compensation expense

We recognize non-deductible executive compensation expense as an increase of provision for income taxes or a reduction of benefit for income taxes. For the nine months ended September 30, 2024, the impact of non-deductible executive compensation expense on our effective income tax rate increased from the same period in 2023, primarily due to a decrease in pre-tax income.

Excess tax benefits from stock-based compensation

We recognize an excess tax benefit or tax deficiency when the deduction for the stock-based compensation expense of a stock award for tax purposes differs from the cumulative stock-based compensation expense recognized in the financial statements. The excess tax benefit or tax deficiency is recognized in provision for income taxes in the period in which the amount of the deduction is determined, which is when restricted stock units are settled in common stock or stock options are exercised. Excess tax benefits reduce our effective income tax rate, while tax deficiencies increase our effective income tax rate. The decrease in the impact of excess tax benefits on our effective income tax rate for the nine months ended September 30, 2024 was primarily due to a decrease in the number of restricted stock units that were settled in common stock during the first quarter of 2024 as compared to the first quarter of 2023 due to the timing of long-term stock award grants, partially offset by a decrease in pre-tax income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
13.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average shares outstanding:
Common shares	12,111,343	12,716,387	12,182,467	12,785,870
Vested restricted stock units	163,342	216,990	163,272	227,474
Basic number of weighted average shares outstanding	12,274,685	12,933,377	12,345,739	13,013,344
Dilutive effect of restricted stock units and stock options	140,458	106,261	148,272	55,654
Dilutive number of weighted average shares outstanding	12,415,143	13,039,638	12,494,011	13,068,998

The following outstanding stock awards were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	67,750	89,625	67,750	229,123
Restricted stock units	3,605	3,186	2,294	3,132
Total	71,355	92,811	70,044	232,255

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
14.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three and nine months ended September 30, 2024 and 2023:

(Dollars in millions)	For the Three Months Ended September 30,
	2024		2023
Stock Repurchases	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)
Open Market (2)	—	$—	256,232	$126.3
Other (3)	86	—	—	—
Total	86	$—	256,232	$126.3

(Dollars in millions)	For the Nine Months Ended September 30,
	2024		2023
Stock Repurchases	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)
Open Market (2)	459,437	$250.5	272,034	$133.9
Other (3)	2,694	1.4	33,459	15.1
Total	462,131	$251.9	305,493	$149.0

(1)    Total cost of repurchases includes excise tax.
(2)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or otherwise. On August 21, 2023, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of September 30, 2024, we had authorization to repurchase 1,346,570 shares of our common stock.
(3)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the conversion of restricted stock units to common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
15.         STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$8.3	$8.0	$24.7	$25.1
Restricted stock units	2.4	1.3	7.5	3.9
Total	$10.7	$9.3	$32.2	$29.0

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

(in millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2024	$10.9
2025	13.5
2026	7.4
2027	1.1
2028	—
Total	$32.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)
On January 4, 2023, the Office of the New York State Attorney General and the Bureau jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the CFPA, 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. On March 14, 2023, the Company filed a motion to dismiss the complaint. On August 7, 2023, the court stayed the action pending the U.S. Supreme Court’s decision in Consumer Financial Protection Bureau v. Community Financial Services Association of America, Ltd., No. 22-448 (“CFSA”). On July 1, 2024, the court lifted the stay in view of the decision in CFSA and requested revised briefing on the Company’s motion to dismiss that would address the intervening legal developments and sharpen the issues for resolution. As of October 29, 2024, the Company's motion to dismiss has been fully briefed. We are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this litigation. The Company intends to vigorously defend itself in this matter.

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

For the three months ended September 30, 2024, consolidated net income was $78.8 million, or $6.35 per diluted share, compared to consolidated net income of $70.8 million, or $5.43 per diluted share, for the same period in 2023. The increase was primarily due to an increase in finance charges, partially offset by an increase in interest expense. Our results for the three months ended September 30, 2024 included:

•A similar decline in forecasted collection rates
A decline in forecasted collection rates decreased forecasted net cash flows from our Loan portfolio by $62.8 million, or 0.6%, compared to a decrease in forecasted collection rates during the third quarter of 2023 that decreased forecasted net cash flows from our Loan portfolio by $69.4 million, or 0.7%.
•A decrease in forecasted profitability for Consumer Loans assigned in 2021 through 2024
Forecasted profitability was lower than our estimates at September 30, 2023, due to both a decline in forecasted collection rates and slower forecasted net cash flow timing since the third quarter of 2023. The slower forecasted net cash flow timing was primarily a result of a decrease in Consumer Loan prepayments, which remain at below-average levels.
•Growth in Consumer Loan assignment volume and the average balance of our Loan portfolio
Unit and dollar volumes grew 17.7% and 12.2%, respectively, as compared to the third quarter of 2023. The average balance of our Loan portfolio, which is our largest-ever, increased 14.9% as compared to the third quarter of 2023.
•An increase in the initial spread on Consumer Loan assignments
The initial spread increased to 21.9% compared to 21.4% on Consumer Loans assigned in the third quarter of 2023.
•An increase in our average cost of debt
Our average cost of debt increased from 5.8% to 7.3%, primarily a result of higher interest rates on recently completed or extended secured financings and recently issued senior notes and the repayment of older secured financings and senior notes with lower interest rates.
•A decrease in common shares outstanding due to stock repurchases
Since the third quarter of 2023, we have repurchased approximately 566,000 shares, or 4.5% of the shares outstanding as of September 30, 2023. There were no stock repurchases during the third quarter of 2024.

For the nine months ended September 30, 2024, consolidated net income was $96.0 million, or $7.68 per diluted share, compared to consolidated net income of $192.5 million, or $14.73 per diluted share, for the same period in 2023. The decrease was primarily due to increases in interest expense and provision for credit losses on forecast changes, partially offset by an increase in finance charges. Our results for the nine months ended September 30, 2024 included:

•A larger decline in forecasted collection rates
The decline in forecasted collection rates decreased forecasted net cash flows from our Loan portfolio by $282.9 million, or 2.8%, compared to a decrease in forecasted collection rates during the first nine months of 2023 that decreased forecasted net cash flows from our Loan portfolio by $149.3 million, or 1.7%. The $282.9 million decrease in forecasted net cash flows for the first nine months of 2024 was composed of an ordinary decrease in forecasted net cash flows of $135.7 million, or 1.4%, and an adjustment applied to our forecasting methodology during the second quarter of 2024, which upon implementation, reduced forecasted net cash flows by $147.2 million, or 1.4%. The $149.3 million decrease in forecasted net cash flows for the first nine months of 2023 was composed of an ordinary decrease in forecasted net cash flows of $104.8 million, or 1.2%, and an adjustment to our forecasting methodology, which upon implementation, reduced forecasted net cash flows by $44.5 million, or 0.5%.
•A decrease in forecasted profitability for Consumer Loans assigned in 2021 through 2024 as described above
•Growth in Consumer Loan assignment volume and the average balance of our Loan portfolio
Unit and dollar volumes grew 21.0% and 16.3%, respectively, as compared to the first nine months of 2023. The average balance of our Loan portfolio, which is our largest-ever, increased 13.5% as compared to the first nine months of 2023.
•An increase in the initial spread on Consumer Loan assignments
The initial spread increased to 22.0% compared to 21.2% on Consumer Loans assigned in the first nine months of 2023.
•An increase in our average cost of debt
Our average cost of debt increased from 5.3% to 7.2%, primarily due to the factors described above.
•A decrease in common shares outstanding due to stock repurchases as described above
•Loss on sale of building
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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate for each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our aggregated forecast of Consumer Loan collection rates as of September 30, 2024, with the aggregated forecasts as of June 30, 2024, as of December 31, 2023, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2024	June 30, 2024	December 31, 2023	Initial Forecast	June 30, 2024	December 31, 2023	Initial Forecast
2015	65.3%	65.3%	65.2%	67.7%	0.0%	0.1%	-2.4%
2016	63.9%	63.9%	63.8%	65.4%	0.0%	0.1%	-1.5%
2017	64.7%	64.7%	64.7%	64.0%	0.0%	0.0%	0.7%
2018	65.5%	65.5%	65.5%	63.6%	0.0%	0.0%	1.9%
2019	67.2%	67.1%	66.9%	64.0%	0.1%	0.3%	3.2%
2020	67.6%	67.7%	67.6%	63.4%	-0.1%	0.0%	4.2%
2021	63.8%	64.1%	64.5%	66.3%	-0.3%	-0.7%	-2.5%
2022	60.6%	61.1%	62.7%	67.5%	-0.5%	-2.1%	-6.9%
2023	64.3%	64.5%	67.4%	67.5%	-0.2%	-3.1%	-3.2%
2024 (2)	66.6%	66.6%	—	67.3%	0.0%	—	-0.7%
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
(2)The forecasted collection rate for 2024 Consumer Loans as of September 30, 2024 includes both Consumer Loans that were in our portfolio as of June 30, 2024 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2024 Consumer Loan Assignment Period	September 30, 2024	June 30, 2024	Initial Forecast	June 30, 2024	Initial Forecast
January 1, 2024 through June 30, 2024	66.4%	66.6%	67.2%	-0.2%	-0.8%
July 1, 2024 through September 30, 2024	67.0%	—	67.3%	—	-0.3%

Consumer Loans assigned in 2018 through 2020 have yielded forecasted collection results significantly better than our initial estimates, while Consumer Loans assigned in 2015, 2016, and 2021 through 2023 have yielded forecasted collection results significantly worse than our initial estimates. For all other assignment years presented, actual results have been close to our initial estimates. For the three months ended September 30, 2024, forecasted collection rates declined for Consumer Loans assigned in 2021 through 2024 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2024, forecasted collection rates improved for Consumer Loans assigned in 2019, declined for Consumer Loans assigned in 2021 through 2024, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes in forecasted collection rates for the three and nine months ended September 30, 2024 and 2023 impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(Dollars in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Decrease in Forecasted Net Cash Flows	2024	2023	2024	2023
Dealer loans	$(43.6)	$(40.3)	$(173.0)	$(89.3)
Purchased loans	(19.2)	(29.1)	(109.9)	(60.0)
Total	$(62.8)	$(69.4)	$(282.9)	$(149.3)
% change from forecast at beginning of period	-0.6%	-0.7%	-2.8%	-1.7%

During the second quarter of 2024, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2022 through 2024. Consumer Loans assigned in 2022 had continued to underperform our expectations for several quarters. More recently, Consumer Loans assigned in 2023 had also begun exhibiting similar trends of underperformance, although not as severe as Consumer Loans assigned in 2022. During the second quarter of 2024, we determined that we had sufficient Consumer Loan performance experience to estimate the magnitude by which we expected Consumer Loans assigned in 2022 through 2024 would likely underperform our historical collection rates on Consumer Loans with similar characteristics. Accordingly, we applied an adjustment to Consumer Loans assigned in 2022 through 2024 to reduce forecasted collection rates to what we believed the ultimate collection rates would be based on these trends. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of this forecast adjustment during the second quarter of 2024 reduced forecasted net cash flows by $147.2 million, or 1.4%, and increased provision for credit losses by $127.5 million.

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

We have experienced increased levels of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio since the beginning of 2020, with realized collections underperforming our expectations during the early stages of the COVID-19 pandemic, outperforming our expectations following the distribution of federal stimulus payments and enhanced unemployment benefits, and underperforming our expectations during the current economic environment. For the period from January 1, 2020 through September 30, 2024, the cumulative change to our forecast of future net cash flows from our Loan portfolio has been a decrease of $269.1 million, or 3.0%, as shown in the following table:

(Dollars in millions)	Increase (Decrease) in Forecasted Net Cash Flows
Three Months Ended	Total Loans	% Change from Forecast at Beginning of Period
March 31, 2020	$(206.5)	-2.3%
June 30, 2020	24.4	0.3%
September 30, 2020	138.5	1.5%
December 31, 2020	(2.7)	0.0%
March 31, 2021	107.4	1.1%
June 30, 2021	104.5	1.1%
September 30, 2021	82.3	0.9%
December 31, 2021	31.9	0.3%
March 31, 2022	110.2	1.2%
June 30, 2022	(43.4)	-0.5%
September 30, 2022	(85.4)	-0.9%
December 31, 2022	(41.1)	-0.5%
March 31, 2023	9.4	0.1%
June 30, 2023	(89.3)	-0.9%
September 30, 2023	(69.4)	-0.7%
December 31, 2023	(57.0)	-0.6%
March 31, 2024	(30.8)	-0.3%
June 30, 2024	(189.3)	-1.7%
September 30, 2024	(62.8)	-0.6%
Total	$(269.1)	-3.0%

The following table presents information on Consumer Loan assignments for each of the last 10 years:

	Average			Total Assignment Volume
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)	Unit Volume	Dollar Volume (2) (in millions)
2015	$16,354	$7,272	50	298,288	$2,167.0
2016	18,218	7,976	53	330,710	2,635.5
2017	20,230	8,746	55	328,507	2,873.1
2018	22,158	9,635	57	373,329	3,595.8
2019	23,139	10,174	57	369,805	3,772.2
2020	24,262	10,656	59	341,967	3,641.2
2021	25,632	11,790	59	268,730	3,167.8
2022	27,242	12,924	60	280,467	3,625.3
2023	27,025	12,475	61	332,499	4,147.8
2024 (3)(4)	26,564	12,018	61	307,215	3,692.1

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
(3)Represents activity for the nine months ended September 30, 2024. Information in this table for each of the years prior to 2024 represents activity for all 12 months of that year.
(4)The averages for 2024 Consumer Loans include both Consumer Loans that were in our portfolio as of June 30, 2024 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2024 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2024 through June 30, 2024	$26,554	$12,033	61
July 1, 2024 through September 30, 2024	26,586	11,985	61

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2024, as well as forecasted collection rates and spreads at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection % as of			Spread % as of
Consumer Loan Assignment Year	September 30, 2024	Initial Forecast	Advance % (1)	September 30, 2024	Initial Forecast	% of Forecast Realized (2)
2015	65.3%	67.7%	44.5%	20.8%	23.2%	99.7%
2016	63.9%	65.4%	43.8%	20.1%	21.6%	99.4%
2017	64.7%	64.0%	43.2%	21.5%	20.8%	99.1%
2018	65.5%	63.6%	43.5%	22.0%	20.1%	98.4%
2019	67.2%	64.0%	44.0%	23.2%	20.0%	96.1%
2020	67.6%	63.4%	43.9%	23.7%	19.5%	90.8%
2021	63.8%	66.3%	46.0%	17.8%	20.3%	80.8%
2022	60.6%	67.5%	47.4%	13.2%	20.1%	61.3%
2023	64.3%	67.5%	46.2%	18.1%	21.3%	36.8%
2024 (3)	66.6%	67.3%	45.3%	21.3%	22.0%	10.7%

(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Presented as a percentage of total forecasted collections.
(3)The forecasted collection rate, advance rate and spread for 2024 Consumer Loans as of September 30, 2024 include both Consumer Loans that were in our portfolio as of June 30, 2024 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates, and spreads for each of these segments:

	Forecasted Collection % as of			Spread % as of
2024 Consumer Loan Assignment Period	September 30, 2024	Initial Forecast	Advance %	September 30, 2024	Initial Forecast
January 1, 2024 through June 30, 2024	66.4%	67.2%	45.2%	21.2%	22.0%
July 1, 2024 through September 30, 2024	67.0%	67.3%	45.4%	21.6%	21.9%

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age. For 2020 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections. Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

The spread between the forecasted collection rate as of September 30, 2024 and the advance rate ranges from 13.2% to 23.7%, on an annual basis, for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The spread with respect to 2022 Consumer Loans has been negatively impacted by Consumer Loan performance, which has been lower than our initial estimates by a greater margin than the other years presented. The higher spread for 2024 Consumer Loans relative to 2023 Consumer Loans as of September 30, 2024 was primarily a result of Consumer Loan performance, as the performance of 2023 Consumer Loans has been lower than our initial estimates by a greater margin than 2024 Consumer Loans. Additionally, 2024 Consumer Loans had a higher initial spread, which was primarily due to a decrease in the advance rate.

The following table compares our forecast of aggregate Consumer Loan collection rates as of September 30, 2024 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	September 30, 2024	Initial Forecast	Variance	September 30, 2024	Initial Forecast	Variance
2015	64.6%	67.5%	-2.9%	69.0%	68.5%	0.5%
2016	63.1%	65.1%	-2.0%	66.1%	66.5%	-0.4%
2017	64.0%	63.8%	0.2%	66.3%	64.6%	1.7%
2018	64.9%	63.6%	1.3%	66.8%	63.5%	3.3%
2019	66.8%	63.9%	2.9%	67.9%	64.2%	3.7%
2020	67.5%	63.3%	4.2%	67.9%	63.6%	4.3%
2021	63.5%	66.3%	-2.8%	64.3%	66.3%	-2.0%
2022	59.8%	67.3%	-7.5%	62.4%	68.0%	-5.6%
2023	63.1%	66.8%	-3.7%	67.6%	69.4%	-1.8%
2024	65.5%	66.3%	-0.8%	70.5%	70.7%	-0.2%

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate) as of September 30, 2024 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2015	64.6%	43.4%	21.2%	69.0%	50.2%	18.8%
2016	63.1%	42.1%	21.0%	66.1%	48.6%	17.5%
2017	64.0%	42.1%	21.9%	66.3%	45.8%	20.5%
2018	64.9%	42.7%	22.2%	66.8%	45.2%	21.6%
2019	66.8%	43.1%	23.7%	67.9%	45.6%	22.3%
2020	67.5%	43.0%	24.5%	67.9%	45.5%	22.4%
2021	63.5%	45.1%	18.4%	64.3%	47.7%	16.6%
2022	59.8%	46.4%	13.4%	62.4%	50.1%	12.3%
2023	63.1%	44.8%	18.3%	67.6%	49.8%	17.8%
2024	65.5%	44.3%	21.2%	70.5%	49.0%	21.5%

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

The spread as of September 30, 2024 on 2024 Dealer Loans was 21.2%, as compared to a spread of 18.3% on 2023 Dealer Loans. The increase was due to Consumer Loan performance, as the performance of 2023 Dealer Loans has been lower than our initial estimates by a greater margin than 2024 Dealer Loans.

The spread as of September 30, 2024 on 2024 Purchased Loans was 21.5%, as compared to a spread of 17.8% on 2023 Purchased Loans. The increase was primarily a result of a higher initial spread on 2024 Purchased Loans, due to a higher initial forecast and lower advance rate. Additionally, the performance of 2023 Purchased Loans has been lower than our initial estimates by a greater margin than 2024 Purchased Loans.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio was 3.8 to 1 as of September 30, 2024. We currently utilize the following primary forms of debt financing: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last seven quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2023	22.8%	18.6%
June 30, 2023	12.8%	8.3%
September 30, 2023	13.0%	10.5%
December 31, 2023	26.7%	21.3%
March 31, 2024	24.1%	20.2%
June 30, 2024	20.9%	16.3%
September 30, 2024	17.7%	12.2%

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

Unit and dollar volumes grew 17.7% and 12.2%, respectively, during the third quarter of 2024 as the number of active Dealers grew 8.8% and the average unit volume per active Dealer increased 8.4%. Dollar volume increased less than unit volume during the third quarter of 2024 due to a decrease in the average advance paid, due to decreases in the average size of Consumer Loans assigned and the average advance rate. Unit volume for the 28-day period ended October 28, 2024 grew 4.6% compared to the same period in 2023.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Consumer Loan unit volume	95,670	81,299	17.7%	307,215	253,847	21.0%
Active Dealers (1)	10,678	9,818	8.8%	14,326	13,008	10.1%
Average volume per active Dealer	9.0	8.3	8.4%	21.4	19.5	9.7%

Consumer Loan unit volume from Dealers active both periods	74,108	67,930	9.1%	262,564	228,157	15.1%
Dealers active both periods	6,595	6,595	—	9,604	9,604	—
Average volume per Dealer active both periods	11.2	10.3	9.1%	27.3	23.8	15.1%

Consumer Loan unit volume from Dealers not active both periods	21,562	13,369	61.3%	44,651	25,690	73.8%
Dealers not active both periods	4,083	3,223	26.7%	4,722	3,404	38.7%
Average volume per Dealer not active both periods	5.3	4.1	29.3%	9.5	7.5	26.7%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Consumer Loan unit volume from new active Dealers	3,447	3,926	-12.2%	29,441	29,005	1.5%
New active Dealers (1)	1,038	983	5.6%	3,428	3,095	10.8%
Average volume per new active Dealer	3.3	4.0	-17.5%	8.6	9.4	-8.5%

Attrition (2)	-16.4%	-17.2%		-10.1%	-8.9%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last seven quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2023	72.1%	27.9%	68.1%	31.9%
June 30, 2023	72.4%	27.6%	68.6%	31.4%
September 30, 2023	74.8%	25.2%	71.7%	28.3%
December 31, 2023	77.2%	22.8%	75.0%	25.0%
March 31, 2024	78.2%	21.8%	76.6%	23.4%
June 30, 2024	78.5%	21.5%	77.3%	22.7%
September 30, 2024	79.5%	20.5%	78.4%	21.6%
(1)Represents advances paid to Dealers on Consumer Loans assigned under our Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under our Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of September 30, 2024 and December 31, 2023, the net Dealer Loans receivable balance was 71.6% and 67.7%, respectively, of the total net Loans receivable balance.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue:
Finance charges	$507.6	$441.7	$65.9	14.9%
Premiums earned	25.1	20.8	4.3	20.7%
Other income	17.6	16.1	1.5	9.3%
Total revenue	550.3	478.6	71.7	15.0%
Costs and expenses:
Salaries and wages	77.3	66.7	10.6	15.9%
General and administrative	29.0	21.3	7.7	36.2%
Sales and marketing	23.1	22.5	0.6	2.7%
Total operating expenses	129.4	110.5	18.9	17.1%

Provision for credit losses on forecast changes	105.9	106.3	(0.4)	-0.4%
Provision for credit losses on new Consumer Loan assignments	78.8	78.3	0.5	0.6%
Total provision for credit losses	184.7	184.6	0.1	0.1%

Interest	111.2	70.5	40.7	57.7%
Provision for claims	18.5	16.5	2.0	12.1%
Total costs and expenses	443.8	382.1	61.7	16.1%
Income before provision for income taxes	106.5	96.5	10.0	10.4%
Provision for income taxes	27.7	25.7	2.0	7.8%
Net income	$78.8	$70.8	$8.0	11.3%
Net income per share:
Basic	$6.42	$5.47	$0.95	17.4%
Diluted	$6.35	$5.43	$0.92	16.9%
Weighted average shares outstanding:
Basic	12,274,685	12,933,377	(658,692)	-5.1%
Diluted	12,415,143	13,039,638	(624,495)	-4.8%

Finance Charges. The increase of $65.9 million, or 14.9%, was primarily due to an increase in the average net Loans receivable balance, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2024	2023	Change
Average net Loans receivable balance	$7,690.9	$6,690.8	$1,000.1
Average yield on our Loan portfolio	26.4%	26.4%	0.0%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended September 30, 2024:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2024
Due to an increase in the average net Loans receivable balance	$66.0
Due to a decrease in the average yield	(0.1)
Total increase in finance charges	$65.9

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable.

Premiums Earned. The increase of $4.3 million, or 20.7%, was primarily due to growth in the size of our reinsurance portfolio, which resulted from growth in new Consumer Loan assignments and an increase in the average premium written per reinsured vehicle service contract in recent periods.

Operating Expenses. The increase of $18.9 million, or 17.1%, was primarily due to:
•An increase in salaries and wages expense of $10.6 million, or 15.9%, primarily due to increases in (i) the number of team members as we are investing in our business with the goal of increasing the speed at which we enhance our product for Dealers and consumers and (ii) fringe benefits, primarily due to higher medical claims.
•An increase in general and administrative expenses of $7.7 million, or 36.2%, primarily due to an increase in legal expenses.

Provision for Credit Losses. Provision for credit losses remained relatively consistent, increasing by $0.1 million, or 0.1%.

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

(In millions)	For the Three Months Ended September 30,
Provision for Credit Losses	2024	2023	Change
Forecast changes	$105.9	$106.3	$(0.4)
New Consumer Loan assignments	78.8	78.3	0.5
Total	$184.7	$184.6	$0.1

For additional information, see Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Interest. The increase in interest expense of $40.7 million, or 57.7%, was due to:
•An increase in our average cost of debt, which increased interest expense by $22.6 million, primarily as a result of higher interest rates on recently completed or extended secured financings and recently issued senior notes and the repayment of older secured financings and senior notes with lower interest rates.
•An increase in our average outstanding debt balance, which increased interest expense by $18.1 million, primarily due to borrowings used to fund the growth of our Loan portfolio and stock repurchases.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023:

(Dollars in millions)	For the Three Months Ended September 30,
	2024	2023	Change
Interest expense	$111.2	$70.5	$40.7
Average outstanding debt balance	6,071.1	4,831.4	1,239.7
Average cost of debt	7.3%	5.8%	1.5%

Provision for Income Taxes. For the three months ended September 30, 2024, the effective income tax rate decreased to 26.0% from 26.6% for the same period in 2023. The decrease was primarily due to the settlement of an uncertain tax position for state income taxes during the third quarter of 2024. For additional information, see Note 12 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue:
Finance charges	$1,474.5	$1,303.8	$170.7	13.1%
Premiums earned	71.3	58.0	13.3	22.9%
Other income	50.7	48.5	2.2	4.5%
Total revenue	1,596.5	1,410.3	186.2	13.2%
Costs and expenses:
Salaries and wages	231.6	214.1	17.5	8.2%
General and administrative	75.9	59.8	16.1	26.9%
Sales and marketing	72.4	70.9	1.5	2.1%
Total operating expenses	379.9	344.8	35.1	10.2%

Provision for credit losses on forecast changes	430.9	319.4	111.5	34.9%
Provision for credit losses on new Consumer Loan assignments	260.4	253.1	7.3	2.9%
Total provision for credit losses	691.3	572.5	118.8	20.8%

Interest	308.2	187.7	120.5	64.2%
Provision for claims	55.8	54.1	1.7	3.1%
Loss on sale of building	23.7	—	23.7	—%
Total costs and expenses	1,458.9	1,159.1	299.8	25.9%
Income before provision for income taxes	137.6	251.2	(113.6)	-45.2%
Provision for income taxes	41.6	58.7	(17.1)	-29.1%
Net income	$96.0	$192.5	$(96.5)	-50.1%
Net income per share:
Basic	$7.78	$14.79	$(7.01)	-47.4%
Diluted	$7.68	$14.73	$(7.05)	-47.9%
Weighted average shares outstanding:
Basic	12,345,739	13,013,344	(667,605)	-5.1%
Diluted	12,494,011	13,068,998	(574,987)	-4.4%

Finance Charges. The increase of $170.7 million, or 13.1%, was primarily a result of an increase in the average net Loans receivable balance, as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2024	2023	Change
Average net Loans receivable balance	$7,430.4	$6,547.8	$882.6
Average yield on our Loan portfolio	26.5%	26.5%	0.0%

The following table summarizes the impact each component had on the overall increase in finance charges for the nine months ended September 30, 2024:

(In millions)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2024
Due to an increase in the average net Loans receivable balance	$175.7
Due to a decrease in the average yield	(5.0)
Total increase in finance charges	$170.7

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable.

Premiums Earned. The increase of $13.3 million, or 22.9%, was primarily due to growth in the size of our reinsurance portfolio, which resulted from growth in new Consumer Loan assignments and an increase in the average premium written per reinsured vehicle service contract in recent periods.
Operating Expenses. The increase of $35.1 million, or 10.2%, was primarily due to:
•An increase in salaries and wages expense of $17.5 million, or 8.2%, primarily due to increases in (i) the number of team members as we are investing in our business with the goal of increasing the speed at which we enhance our product for Dealers and consumers and (ii) fringe benefits, primarily due to higher medical claims.
•An increase in general and administrative expense of $16.1 million, or 26.9%, primarily due to increases in legal and technology systems expenses.

Provision for Credit Losses. The increase of $118.8 million, or 20.8%, was primarily due to an increase in provision for credit losses on forecast changes.

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

(In millions)	For the Nine Months Ended September 30,
Provision for Credit Losses	2024	2023	Change
Forecast changes	$430.9	$319.4	$111.5
New Consumer Loan assignments	260.4	253.1	7.3
Total	$691.3	$572.5	$118.8

The increase in provision for credit losses related to forecast changes was primarily due to a greater decline in Consumer Loan performance during the first nine months of 2024 compared to the first nine months of 2023.

During the first nine months of 2024, we decreased our estimate of future net cash flows by $282.9 million, or 2.8%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments, which remain at below-average levels. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. The $282.9 million decrease in forecasted net cash flows for the first nine months of 2024 was composed of an ordinary decrease in forecasted net cash flows of $135.7 million, or 1.4%, and an adjustment applied to our forecasting methodology during the second quarter of 2024, which upon implementation, reduced forecasted net cash flows by $147.2 million, or 1.4%, and increased our provision for credit losses by $127.5 million. Consumer Loans assigned in 2022 had continued to underperform our expectations for several quarters. More recently, Consumer Loans assigned in 2023 had also begun exhibiting similar trends of underperformance, although not as severe as Consumer Loans assigned in 2022. During the second quarter of 2024, we determined that we had sufficient Consumer Loan performance experience to estimate the magnitude by which we expected Consumer Loans assigned in 2022 through 2024 would likely underperform our historical collection rates on Consumer Loans with similar characteristics. Accordingly, we applied an adjustment to Consumer Loans assigned in 2022 through 2024 to reduce forecasted collection rates to what we believed the ultimate collection rates would be based on these trends.

During the first nine months of 2023, we decreased our estimate of future net cash flows by $149.3 million, or 1.7%, to reflect a decline in Consumer Loan prepayments to below-average levels. The $149.3 million decrease in forecasted net cash flows for the first nine months of 2023 was composed of an ordinary decrease in forecasted net cash flows of $104.8 million, or 1.2%, and an adjustment to our forecasting methodology during the second quarter of 2023, which upon implementation, decreased our estimate of future net cash flows by $44.5 million, or 0.5%, and increased our provision for credit losses by $71.3 million. We adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data.

For additional information, see Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

The increase in provision for credit losses related to new Consumer Loan assignments was due to a 21.0% increase in Consumer Loan assignment unit volume, partially offset by a 15.0% decrease in the average provision per Consumer Loan assignment. The decrease in the average provision per Consumer Loan assignment was due to a lower percentage of Purchased Loans in the mix of Consumer Loan assignments received during 2024, and a decrease in the average advance rates under our Portfolio and Purchase Programs for 2024 Consumer Loans.

Interest. The increase in interest expense of $120.5 million, or 64.2%, was due to:
•An increase in our average cost of debt, which increased interest expense by $80.2 million, primarily as a result of higher interest rates on recently completed or extended secured financings and recently issued senior notes and the repayment of older secured financings and senior notes with lower interest rates.
•An increase in our average outstanding debt balance, which increased interest expense by $40.3 million, primarily due to borrowings used to fund the growth of our Loan portfolio and stock repurchases.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023:

(Dollars in millions)	For the Nine Months Ended September 30,
	2024	2023	Change
Interest expense	$308.2	$187.7	$120.5
Average outstanding debt balance	5,732.1	4,718.7	1,013.4
Average cost of debt	7.2%	5.3%	1.9%

Loss on Sale of Building. For the nine months ended September 30, 2024, we recognized a loss on the sale of a building of $23.7 million. For additional information, see Note 7 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Provision for Income Taxes. For the nine months ended September 30, 2024, our effective income tax rate increased to 30.2% from 23.4% for the nine months ended September 30, 2023. The increase was primarily due to:
•An increase in the impact of state and local income taxes on our effective income tax rate, primarily due to an adjustment to an uncertain tax position estimate during the second quarter of 2024 and changes in state tax laws that were enacted during 2024.
•A decrease in the impact of excess tax benefits on our effective income tax rate, primarily due to the timing of long-term stock award grants.
•An increase in the impact of non-deductible executive compensation expense on our effective income tax rate, primarily due to a decrease in pre-tax income.

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

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement, and we were in compliance with those covenants as of September 30, 2024. For information regarding these financings and the covenants included in the related documents, see Note 10 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

On June 17, 2024, we extended the maturity of our revolving secured line of credit facility from June 22, 2026 to June 22, 2027. The interest rate on borrowings under the facility has changed from the Bloomberg Short-Term Bank Yield Index rate plus 187.5 basis points to SOFR plus 197.5 basis points.

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

On September 19, 2024, we increased the financing amount on Warehouse Facility II from $400.0 million to $500.0 million and extended the date on which the facility will cease to revolve from April 30, 2026 to September 20, 2027. The interest rate on borrowings under the facility has been decreased from SOFR plus 230 basis points to SOFR plus 185 basis points.

On September 19, 2024, we extended the date on which the $500.0 million Term ABS 2019-2 financing will cease to revolve from August 15, 2025 to September 15, 2026 and increased the interest rate under the financing from 5.15% to 5.43%.

On September 26, 2024, we completed a $600.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 5.2% (including initial purchasers’ fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

Cash and cash equivalents were $159.7 million as of September 30, 2024 and $13.2 million as of December 31, 2023. As of September 30, 2024 and December 31, 2023, we had $1,684.0 million and $1,505.8 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased to $6,248.9 million as of September 30, 2024 from $5,067.5 million as of December 31, 2023, primarily due to the growth in new Consumer Loan assignments and stock repurchases.

A summary of our scheduled principal debt maturities as of September 30, 2024 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2024	$208.2
2025	1,344.8
2026	2,539.0
2027	1,528.0
2028	670.6
Over five years	—
Total	$6,290.6
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

During the second quarter of 2024, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2022 through 2024. Consumer Loans assigned in 2022 had continued to underperform our expectations for several quarters. More recently, Consumer Loans assigned in 2023 had also begun exhibiting similar trends of underperformance, although not as severe as Consumer Loans assigned in 2022. During the second quarter of 2024, we determined that we had sufficient Consumer Loan performance experience to estimate the magnitude by which we expected Consumer Loans assigned in 2022 through 2024 would likely underperform our historical collection rates on Consumer Loans with similar characteristics. Accordingly, we applied an adjustment to Consumer Loans assigned in 2022 through 2024 to reduce forecasted collection rates to what we believed the ultimate collection rates would be based on these trends. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of this forecast adjustment during the second quarter of 2024 reduced forecasted net cash flows by $147.2 million, or 1.4%, and increased provision for credit losses by $127.5 million.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended September 30, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31, 2024	30	(3)	$606.95	—	1,346,570
August 1 to August 31, 2024	34	(3)	444.20	—	1,346,570
September 1 to September 30, 2024	22	(3)	450.89	—	1,346,570
Total	86		$502.59	—

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
(3)    Consists of shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in shares of common stock and the vesting of restricted stock units.

ITEM 5.          OTHER INFORMATION

During the quarter ended September 30, 2024, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of Credit Acceptance Corporation.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.153	Thirteenth Amendment to Sixth Amended and Restated Credit Agreement, dated as of July 26, 2024, among the Company, Comerica Bank and the other banks signatory thereto, and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.153 to the Company's Current Report on Form 8-K filed July 31, 2024).
4.154	Consent, dated July 26, 2024, under the Loan and Security Agreement, dated as of November 30, 2023, among the Company, Credit Acceptance Funding LLC 2023-A, the lenders from time to time party thereto, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.154 to the Company's Current Report on Form 8-K filed July 31, 2024).
4.155	Amendment No. 2 to the Seventh Amended and Restated Loan and Security Agreement, dated as of July 26, 2024, among CAC Warehouse Funding LLC II, the Company, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.155 to the Company's Current Report on Form 8-K filed July 31, 2024).
4.156	Amendment No. 3 to Loan and Security Agreement, dated as of September 19, 2024, among the Company, Credit Acceptance Funding LLC 2019-2, Computershare Trust Company, N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.156 to the Company's Current Report on Form 8-K filed September 24, 2024).
4.157	Amendment No. 3 to the Seventh Amended and Restated Loan and Security Agreement, dated as of September 19, 2024, among CAC Warehouse Funding LLC II, the Company, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A.(incorporated by reference to Exhibit 4.157 to the Company's Current Report on Form 8-K filed September 24, 2024).
4.158	Indenture, dated as of September 26, 2024, between Credit Acceptance Auto Loan Trust 2024-3 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.158 to the Company's Current Report on Form 8-K filed October 2, 2024).
4.159	Backup Servicing Agreement, dated as of September 26, 2024, among the Company, Credit Acceptance Funding LLC 2024-3, Credit Acceptance Auto Loan Trust 2024-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.159 to the Company's Current Report on Form 8-K filed October 2, 2024).
4.160	Amended and Restated Intercreditor Agreement, dated September 26, 2024, among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2024-3, Credit Acceptance Funding LLC 2024-2, Credit Acceptance Funding LLC 2024-1,Credit Acceptance Funding LLC 2024-A, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Funding LLC 2023-A, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2021-3, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2024-3, Credit Acceptance Auto Loan Trust 2024-2, Credit Acceptance Auto Loan Trust 2024-1, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Auto Loan Trust 2023-5, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Auto Loan Trust 2021-3, Computershare Trust Company, N.A., Bank of Montreal, Fifth Third Bank, National Association, Flagstar Bank, National Association, Citizens Bank, N.A., and Comerica Bank (incorporated by reference to Exhibit 4.160 to the Company's Current Report on Form 8-K filed October 2, 2024).
4.161	Sale and Contribution Agreement, dated as of September 26, 2024, between the Company and Credit Acceptance Funding LLC 2024-3 (incorporated by reference to Exhibit 4.161 to the Company's Current Report on Form 8-K filed October 2, 2024).
4.162	Amended and Restated Trust Agreement, dated as of September 26, 2024, among Credit Acceptance Funding LLC 2024-3, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.162 to the Company's Current Report on Form 8-K filed October 2, 2024).
4.163	Sale and Servicing Agreement, dated as of September 26, 2024, among the Company, Credit Acceptance Auto Loan Trust 2024-3, Credit Acceptance Funding LLC 2024-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.163 to the Company's Current Report on Form 8-K filed October 2, 2024).
4.164	Sixth Amendment to Loan and Security Agreement, dated as of August 1, 2024, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, N.A.
10.23*	Amendment, effective September 19, 2024, to the Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Chief Financial Officer
(Principal Financial Officer)
Date:	October 30, 2024