Form 10-K
period 2024-12-31
CREDIT ACCEPTANCE CORP
filed 2025-02-12
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2024
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

The aggregate market value of 6,201,669 shares of the registrant’s common stock held by non-affiliates on June 30, 2024 was approximately $3,191.9 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At February 4, 2025, there were 12,031,647 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pertaining to the registrant’s 2025 annual meeting of shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2024

PART I
ITEM 1.    BUSINESS

General

Credit Acceptance Corporation (referred to as the “Company”, “Credit Acceptance”, “we”, “our” or “us”) makes vehicle ownership possible by providing innovative financing solutions that enable automobile dealers to sell vehicles to consumers, regardless of their credit history.  Our financing programs are offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our financing programs, but who actually end up qualifying for traditional financing.

Without our financing programs, consumers are often unable to purchase vehicles or they purchase unreliable ones.  Further, as we report to the three national credit reporting agencies, an important ancillary benefit of our programs is that we provide consumers with an opportunity to improve their lives by improving their credit score and move on to more traditional sources of financing.

Credit Acceptance was founded in 1972 to collect retail installment contracts (referred to as “Consumer Loans”) originated by automobile dealerships owned by Donald Foss, our founder. During the 1980s, we began to market this service to non-affiliated dealers and, at the same time, began to offer dealers a non-recourse cash payment (referred to as an “advance”) against anticipated future collections on Consumer Loans serviced for that dealer.

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

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2024	2023	2022
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	80.6%	80.9%	84.8%

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering innovative financing solutions and related products and services that enable Dealers to sell vehicles to consumers regardless of their credit history. For information regarding our one reportable segment and related disclosures, see Note 14 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2022	73.5%	26.5%	69.8%	30.2%
2023	74.0%	26.0%	70.7%	29.3%
2024	78.7%	21.3%	77.5%	22.5%

(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program.  Payments of Dealer Holdback (as defined below) and accelerated Dealer Holdback are not included.

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

Purchase Program

The Purchase Program differs from the Portfolio Program in that the Dealer receives a one-time payment from us at the time of assignment to purchase the Consumer Loan instead of a cash advance at the time of assignment and future Dealer Holdback payments. For accounting purposes, the transactions described under the Purchase Program are considered to be originated by the Dealer and then purchased by us.

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

The following table sets forth the percent relationship to total revenue of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue	2024	2023	2022
Finance charges	92.2%	92.3%	92.0%
Premiums earned	4.4%	4.2%	3.4%
Other income	3.4%	3.5%	4.6%
Total revenue	100.0%	100.0%	100.0%

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

For the Years Ended December 31,	Dealer Enrollments	Active Dealers (1)
2022	3,627	11,901
2023	5,605	14,174
2024	6,088	15,463

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

Under the Purchase Program, we provide Dealers that meet certain criteria the ability to offer vehicle service contracts and GAP to consumers through the Dealers’ relationships with TPPs. The retail price of the vehicle service contract and/or GAP is included in the principal balance of the Consumer Loan and is paid to the Dealer. Under this arrangement, we do not receive an administrative fee, and the Dealers’ TPPs process claims.

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

Customer and Geographic Concentrations

The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealers during 2024, 2023, and 2022:

	For the Year Ended December 31, 2024
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$372.4	8.1%	861	5.6%
Texas	327.9	7.1%	1,295	8.4%
New Jersey	303.5	6.6%	386	2.5%
Ohio	269.5	5.8%	1,024	6.6%
Florida	233.7	5.1%	873	5.6%
All other states	3,111.4	67.3%	11,024	71.3%
Total	$4,618.4	100.0%	15,463	100.0%
	For the Year Ended December 31, 2023
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$326.3	7.9%	833	5.9%
Texas	272.5	6.6%	1,170	8.3%
Ohio	245.2	5.9%	986	7.0%
New Jersey	238.2	5.7%	357	2.5%
Tennessee	216.0	5.2%	569	4.0%
All other states	2,849.6	68.7%	10,259	72.3%
Total	$4,147.8	100.0%	14,174	100.0%
	For the Year Ended December 31, 2022
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$353.0	9.7%	731	6.1%
New York	229.8	6.3%	687	5.8%
Ohio	205.7	5.7%	832	7.0%
Texas	205.5	5.7%	903	7.6%
New Jersey	204.0	5.6%	300	2.5%
All other states	2,427.3	67.0%	8,448	71.0%
Total	$3,625.3	100.0%	11,901	100.0%

(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Active Dealers are Dealers who have received funding for at least one Loan during the year.

No single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2024 or 2023.

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

Team Members

Our team members are organized into four operating functions as follows:

Servicing. The servicing function includes team members that are responsible for servicing Consumer Loans. The majority of these team members are responsible for collection activities on delinquent Consumer Loans.

Originations. The originations function includes team members that are responsible for enrolling new Dealers and supporting active Dealers. Originations also includes team members responsible for processing new Consumer Loan assignments.

Engineering, Analytics, Marketing, and Product Management. This function consists of team members that are responsible for innovating, transforming, enhancing, modernizing, and optimizing our product for Dealers and consumers.

Support. The support function includes team members that are responsible for corporate legal and compliance, human resources, and finance.

The following table presents team members by operating function:

	Number of Team Members as of December 31,
Operating Function	2024	2023	2022
Servicing	906	845	907
Originations	578	533	505
Engineering, Analytics, Marketing, and Product Management	512	420	425
Support	435	434	409
Total	2,431	2,232	2,246

As of December 31, 2024, we had 2,431 full- and part-time team members.  Our team members have no union affiliations, and we believe our relationship with our team members is in good standing. We strive to create a work environment that is pleasant, professional, and free from intimidation, hostility, or other offenses that may interfere with work performance. All team members complete non-discrimination and anti-harassment training, promoting a safe and inclusive work environment.

The vast majority of our team members work remotely from locations within the United States, with more than half of our team members located outside of Michigan. Our remote-first work environment allows us to take advantage of the national talent pool and hire the most qualified team members. We believe our workplace supports an inclusive culture due to our practices of maintaining open and transparent communication and fostering a climate in which all team members are welcome to speak up and contribute. We engage in initiatives that encourage our team members to generate concrete actions that we can take together to enhance the environment of inclusion, a sense of belonging, and acceptance of others to make our culture and our Company stronger. We believe these factors naturally contribute to the diversity of our workforce.

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

The automobile finance market for consumers who do not qualify for conventional automobile financing is large and highly competitive. The market is served by a variety of companies, including “buy here, pay here” dealerships. The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions, and independent finance companies both publicly and privately owned. Many of these companies are much larger and have greater financial resources than are available to us, and many have long-standing relationships with automobile dealerships. Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted, the flexibility of loan terms offered, and the quality of service provided to dealers and consumers. We may be unable to compete successfully in the automobile finance market or, due to the intense competition in this market, our results of operations, cash flows, and financial condition may be adversely affected as we adjust our business in response to competitive pressures. Increasing advance rates on Loans has the impact of reducing the return on capital we expect to earn on Loans. Additionally, if we are unsuccessful in maintaining and expanding our relationships with Dealers, we may be unable to accept Consumer Loans in the volume and on the terms that we anticipate.

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

We are dependent on our senior management, and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

Our senior management average 16 years of experience with us. Our success is dependent upon the management and the leadership skills of this team. In addition, competition from other companies to hire our team members possessing the necessary skills and experience required could contribute to an increase in team member turnover. The loss of any of these individuals or an inability to attract and retain additional qualified team members could adversely affect us. There can be no assurance that we will be able to retain our existing senior management or attract additional qualified team members.

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

Dealers are located throughout the United States. During the year ended December 31, 2024, our five largest states (measured by advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program) contained 28.7% of Dealers. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealers in these five states due to the number of Dealers in these states and currently prevailing economic, demographic, regulatory, competitive, and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity, and results of operations.

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

As of December 31, 2024, based on filings made with the SEC and other information made available to us, Allan V. Apple beneficially owned 20.0% of our common stock, Prescott General Partners LLC and its affiliates beneficially owned 19.3% of our common stock, Jill Foss Watson beneficially owned 14.2% of our common stock, and John P. Neary beneficially owned 8.6% of our common stock (representing, collectively, beneficial ownership of 42.8% of our common stock, after taking into account those shares reported as beneficially owned by more than one of these shareholders). As a result, these shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation, or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

The beneficial ownership reported by Mr. Apple and Mr. Neary includes, in each case, beneficial ownership in their capacity as trustees of shares held in a marital trust established by our late founder, Donald Foss, and representing 8.6% of our common stock as of December 31, 2024. The shares in the trust are subject to the terms of a shareholder agreement, entered into by Mr. Foss on January 3, 2017. Under the terms of that agreement that became applicable to the trustees of the trust upon Mr. Foss’s death on August 14, 2022, until the final adjournment of the tenth annual meeting of shareholders held by the Company after the date of the shareholder agreement, the shares in the trust are to be voted in accordance with the recommendation of the Company’s Board of Directors with respect to election and removal of directors, certain routine matters, and any other proposal to be submitted to the Company’s shareholders with respect to any extraordinary transaction providing for the acquisition of all of the Company’s outstanding common stock.

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

We and our third-party service providers face ongoing threats to our systems and data and from time to time experience cyberattacks and other security incidents. Numerous national finance companies have disclosed security breaches involving sophisticated cyber-attacks, including ransomware, that were not recognized or detected until after such companies had been affected, notwithstanding the preventive measures such companies had in place. Further, the rapid evolution and increased adoption of artificial intelligence technologies, increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties may increase our level of cybersecurity risk. Additionally, our increased use of mobile and cloud technologies could heighten these and other operational risks by increasing our attack surface, and any failure by mobile or cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information. The security measures we have implemented to protect against cybersecurity incidents, or those of our third-party service providers, may not always prevent or mitigate the impact of a cybersecurity incident, and there can be no assurance that future efforts to prevent or mitigate a cybersecurity incident will be effective either. As a result, our computer systems, software, and networks, as well as those of our third-party service providers, are vulnerable to unauthorized access, computer viruses, malware attacks, and other events that could have a security impact beyond our control, and information we transmit and receive may be vulnerable to interception, misuse, or mishandling. Cybersecurity incidents, including such occurrences that compromise information processed by, stored in, or transmitted through our computer systems and networks, or those of our third-party service providers, or that cause interruptions or malfunctions in our or our service providers’ operations could result in losses, loss of business by us and loss of confidence in us, consumer and Dealer dissatisfaction, significant litigation, regulatory exposures, and harm to our reputation, any of which could have a material adverse impact on our business, financial condition, and results of operations.

While we have not been materially affected by cybersecurity incidents to date, we may be required to expend significant additional resources in the future to enhance our security controls, modify our protective measures, investigate the circumstances surrounding cybersecurity incidents, and implement mitigation and remediation measures in response to cybersecurity incidents and new or more sophisticated threats, as well as in response to new regulations related to cybersecurity. Cybersecurity incidents may result in our being subject to fines, penalties, litigation (including securities fraud class action lawsuits) and regulatory investigation costs and settlements and other financial losses, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Failure to properly safeguard our proprietary business information or confidential consumer and team member personal information could subject us to liability, decrease our profitability, and damage our reputation.

In the ordinary course of our business, we collect and store sensitive data on our computer networks. This sensitive data includes our proprietary business information and personally identifiable information of our consumers and team members. The secure processing, maintenance, and transmission of this information is critical to our operations and business strategy.

If third parties or our team members breach or are able to breach our network security or the network security of a third party that we share information with or otherwise are able to misappropriate our consumers’ and team members’ personal information, or if we give third parties or our team members improper access to our consumers’ and team members’ personal information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices. Moreover, the loss of confidential customer personal information could harm our reputation, result in the loss of business, and subject us to liability under laws that protect personal information, resulting in increased costs, loss of revenues and substantial penalties. For instance, the California Consumer Privacy Act of 2018, as amended (“CCPA”), provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to secure online transmission of confidential consumer and team member information, which can include personal information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive consumer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against, or alleviate problems caused by, security breaches or other cybersecurity incidents. Although we have experienced cybersecurity incidents from time to time that have not had a material effect on our business, financial condition, or results of operations, there can be no assurance that a cyber-attack, security breach, or other cybersecurity incident will not have a material adverse effect on us in the future. Our security measures are designed to protect against security breaches, but our failure to prevent security breaches could subject us to liability, decrease our profitability, and damage our reputation.

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

For a description of significant litigation to which we are a party, see Note 15 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

The Company regularly assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities, and tests those systems pursuant to the Company’s cybersecurity policies, standards, processes, and practices, which are integrated into the Company’s overall risk management program. We have adopted aspects of the ISO 27002, NIST SP 800-37 Rev. 2, and NIST Cybersecurity frameworks, to which risk management in relation to our information systems is aligned. We categorize our information systems as either critical or secondary, depending on business value and/or risk of financial or compliance impact of cybersecurity incidents. Our information security team uses a multifaceted approach to assess, identify, and manage material risks to the Company from cybersecurity threats, including testing of the effectiveness of our cybersecurity incident prevention and response systems; conducting routine vulnerability scanning of information systems assets; network/endpoint detection and response coupled with anomaly identification enhanced logging capabilities powered by artificial intelligence software; discovery through collaboration with the Company’s internal audit team; monitoring of threat intelligence feeds provided by industry associations/groups, service providers, and federal/state authorities; and professional service engagements, such as retaining the services of an external 24/7 security operations center and partnering with third parties in testing our information systems for vulnerabilities from external, internal, and social engineering perspectives and assessing the effectiveness of our cybersecurity controls.

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

Our board of directors oversees the Company’s risk management process, including cybersecurity risks, directly and through its committees. The audit committee of the Company’s board of directors provides structured oversight of the Company’s risk management program, which focuses on the most significant short-, intermediate-, and long-term risks the Company faces. The Company has an information security compliance committee (the “Committee”) that consists of the members of the Company's compliance committee, which reports to the board of directors, and at least three members of Company management. The Committee is responsible for overseeing the development and upkeep of written policies and procedures aimed at safeguarding the Company’s information systems and the nonpublic information stored within them. In addition, the Committee plays a crucial role in the governance of the cybersecurity risk management process. This involves collaborating with third-party industry experts and the Company’s internal audit team to conduct risk assessments of the Company’s information security program (the “Program”). The assessments encompass an evaluation of the Company’s adherence to the Program, including the elements of the Program that are dictated by relevant laws, regulations, and the Company’s information security manual. Furthermore, the Company conducts periodic cybersecurity assessments and preparedness analyses, supervised by our Vice President, Engineering – Security, Compliance, and Trust, who maintains a CRISC certification, has more than twenty years of experience in information security, risk management, and regulatory compliance in the financial services industry, and serves as our designated Chief Information Security Officer (“CISO”).

At least annually, our internal audit team conducts a formal risk assessment and develops an audit plan that identifies, assesses, and prioritizes risks that include cybersecurity. The results of the risk assessment and the proposed audit plan are communicated to various leaders within the Company as well as the audit committee of the board of directors for input. The audit plan is reassessed throughout the year, and the plan is subject to modification by our internal audit team, e.g., based on such considerations as changes to resources, business operations, or internal or external risk factors. The CISO also issues an annual written report to the board of directors on the Program and material cybersecurity risks.

The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents. In particular, the Company has adopted and maintains written policies and procedures for the protection of Company’s information systems and nonpublic information stored on those systems, which are based on the Company’s risk assessment and that address all other specific topics as may be required by applicable laws and regulations. The Company requires all team members with access to any of its information systems, including contractors, to complete social engineering, cybersecurity, and compliance training programs annually.

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

The CISO, in coordination with the information security managers, is responsible for leading the assessment and management of cybersecurity risks. The Company’s information security team has extensive experience in information security and previous information security work experience in several industries, including defense, manufacturing, and financial services. The CISO reports to the board of directors, the audit committee, and senior management on cybersecurity threats.

ITEM 2.    PROPERTIES

Our headquarters is located in Southfield, Michigan, in an office building we purchased in 1993, which includes approximately 136,000 square feet of space. To take advantage of the national talent pool and to maximize team member satisfaction, we utilize a “remote first” strategy. While remote work has become the primary experience for most of our team members, some team members, due to the nature of their responsibilities, continue to work primarily on site at our headquarters. Additionally, we have various on-site meetings, events, and team building activities for which in-person attendance is encouraged. Therefore, we continue to have a need for office space.

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

For a description of significant litigation to which we are a party, see Note 15 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market® under the symbol “CACC.”

Holders

As of February 4, 2025, we had approximately 50 shareholders of record of our common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the five-year period ended December 31, 2024 with the cumulative total return on the NASDAQ Composite Index and a peer group index based upon approximately 100 companies included in the Dow Jones U.S. Financial Services Index. The comparison assumes that $100 was invested on December 31, 2019 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

Source: Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.
Index Data: Copyright Nasdaq, Inc. Used with permission. All rights reserved.
Index Data: Copyright S&P Dow Jones Indices LLC. Used with permission. All rights reserved.

Stock Repurchases

The following table summarizes our stock repurchases for the three months ended December 31, 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2024	1,945	(3)	$465.22	—	1,346,570
November 1 through November 30, 2024	178	(3)	463.76	—	1,346,570
December 1 through December 31, 2024	123,771	(4)	485.88	101,479	1,245,091
	125,894		$485.53	101,479

(1)Average price paid per share excludes excise tax. As of January 1, 2023, our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the consolidated statements of shareholders’ equity.
(2)On August 21, 2023, our board of directors authorized the repurchase by us from time to time of up to two million shares of our common stock (the "August 2023 Authorization"). The August 2023 Authorization, which was announced on August 24, 2023, does not have a specified expiration date. Repurchases under the August 2023 Authorization may be made in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 or otherwise.
(3)Consists of shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock and the vesting of restricted stock units.
(4)Amount includes 22,292 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Overview

We make vehicle ownership possible by providing innovative financing solutions that enable automobile dealers to sell vehicles to consumers, regardless of their credit history. Our financing programs are offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our financing programs, but who actually end up qualifying for traditional financing.

For the year ended December 31, 2024, consolidated net income was $247.9 million, or $19.88 per diluted share, compared to $286.1 million, or $21.99 per diluted share, for the same period in 2023. The decrease in consolidated net income was primarily due to increases in interest expense and provision for credit losses, partially offset by an increase in finance charges. Our results for the year ended December 31, 2024 included:

•A larger decline in forecasted collection rates
The decline in forecasted collection rates decreased forecasted net cash flows from our Loan portfolio by $314.0 million, or 3.1%, compared to a decrease in forecasted collection rates during 2023 that decreased forecasted net cash flows from our Loan portfolio by $206.3 million, or 2.3%. The $314.0 million decrease in forecasted net cash flows during 2024 was composed of an ordinary decrease in forecasted net cash flows of $166.8 million, or 1.7%, and an adjustment applied to our forecasting methodology during the second quarter of 2024, which upon implementation, reduced forecasted net cash flows by $147.2 million, or 1.4%. The $206.3 million decrease in forecasted net cash flows during 2023 was composed of an ordinary decrease in forecasted net cash flows of $161.8 million, or 1.8%, and an adjustment to our forecasting methodology, which upon implementation, reduced forecasted net cash flows by $44.5 million, or 0.5%.
•A decrease in forecasted profitability for Consumer Loans assigned in 2021 through 2024
Forecasted profitability was lower than our estimates at December 31, 2023, due to both a decline in forecasted collection rates and slower forecasted net cash flow timing since 2023. The slower forecasted net cash flow timing was primarily a result of a decrease in Consumer Loan prepayments, which remain below historical averages.
•Growth in Consumer Loan assignment volume and the average balance of our Loan portfolio
Unit and dollar volumes grew 16.1% and 11.3%, respectively, as compared to 2023. The average balance of our Loan portfolio, which is our largest-ever, increased 13.6% as compared to 2023.
•An increase in the initial spread on Consumer Loan assignments
The initial spread increased to 22.1% compared to 21.3% on Consumer Loans assigned in 2023.
•An increase in our average cost of debt
Our average cost of debt increased from 5.5% to 7.2%, primarily as a result of higher interest rates on recently completed or extended secured financings and recently issued senior notes and the repayment of older secured financings and senior notes with lower interest rates.
•A decrease in common shares outstanding due to stock repurchases
We repurchased approximately 590,000 shares, or 4.7% of the shares outstanding at the beginning of the year.
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
•An increase in our average cost of debt
Our average cost of debt increased from 3.6% to 5.5%, primarily as a result of higher interest rates on recently completed or extended secured financings and the repayment of older secured financings with lower interest rates.
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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate for each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our aggregated forecast of Consumer Loan collection rates as of December 31, 2024, with the aggregated forecasts as of December 31, 2023, as of December 31, 2022, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2024	December 31, 2023	December 31, 2022	Initial Forecast	December 31, 2023	December 31, 2022	Initial Forecast
2015	65.3%	65.2%	65.2%	67.7%	0.1%	0.1%	-2.4%
2016	63.9%	63.8%	63.8%	65.4%	0.1%	0.1%	-1.5%
2017	64.7%	64.7%	64.7%	64.0%	0.0%	0.0%	0.7%
2018	65.5%	65.5%	65.2%	63.6%	0.0%	0.3%	1.9%
2019	67.2%	66.9%	66.6%	64.0%	0.3%	0.6%	3.2%
2020	67.7%	67.6%	67.8%	63.4%	0.1%	-0.1%	4.3%
2021	63.8%	64.5%	66.2%	66.3%	-0.7%	-2.4%	-2.5%
2022	60.2%	62.7%	66.3%	67.5%	-2.5%	-6.1%	-7.3%
2023	64.3%	67.4%	—	67.5%	-3.1%	—	-3.2%
2024	66.5%	—	—	67.2%	—	—	-0.7%

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

For the year ended December 31, 2024, forecasted collection rates improved for Consumer Loans assigned in 2019, declined for Consumer Loans assigned in 2021 through 2024, and were generally consistent with expectations at the start of the period for all other assignment years presented.

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

The changes in forecasted collection rates impacted forecasted net cash flows (forecasted collections less forecasted Dealer Holdback payments) as follows:

(In millions)	For the Years Ended December 31,
Decrease in Forecasted Net Cash Flows	2024	2023	2022
Dealer Loans	$(204.6)	$(125.3)	$(41.6)
Purchased Loans	(109.4)	(81.0)	(18.1)
Total	$(314.0)	$(206.3)	$(59.7)
% change from forecast at beginning of period	-3.1%	-2.3%	-0.7%

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

During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. We had experienced a decrease in Consumer Loan prepayments to below-average levels and, as a result, slowed our forecasted net cash flow timing. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of the adjustment to our forecasting methodology during the second quarter of 2023 reduced forecasted net cash flows by $44.5 million, or 0.5%, and increased provision for credit losses by $71.3 million.

We have experienced increased levels of uncertainty associated with our estimate of the amount and timing of future net cash flows from our Loan portfolio since the beginning of 2020, with realized collections underperforming our expectations during the early stages of the COVID-19 pandemic, outperforming our expectations following the distribution of federal stimulus payments and enhanced unemployment benefits, and underperforming our expectations during the current economic environment. The quarterly changes to our forecast of future net cash flows from our Loan portfolio for the period from January 1, 2020 through December 31, 2024 are shown in the following table:

(Dollars in millions)	Increase (Decrease) in Forecasted Net Cash Flows
Three Months Ended	Total Loans	% Change from Forecast at Beginning of Period
March 31, 2020	$(206.5)	-2.3%
June 30, 2020	24.4	0.3%
September 30, 2020	138.5	1.5%
December 31, 2020	(2.7)	0.0%
March 31, 2021	107.4	1.1%
June 30, 2021	104.5	1.1%
September 30, 2021	82.3	0.9%
December 31, 2021	31.9	0.3%
March 31, 2022	110.2	1.2%
June 30, 2022	(43.4)	-0.5%
September 30, 2022	(85.4)	-0.9%
December 31, 2022	(41.1)	-0.5%
March 31, 2023	9.4	0.1%
June 30, 2023	(89.3)	-0.9%
September 30, 2023	(69.4)	-0.7%
December 31, 2023	(57.0)	-0.6%
March 31, 2024	(30.8)	-0.3%
June 30, 2024	(189.3)	-1.7%
September 30, 2024	(62.8)	-0.6%
December 31, 2024	(31.1)	-0.3%

The following table presents information on Consumer Loan assignments for each of the last 10 years:

	Average			Total Assignment Volume
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)	Unit Volume	Dollar Volume (2) (in millions)
2015	$16,354	$7,272	50	298,288	$2,167.0
2016	18,218	7,976	53	330,710	2,635.5
2017	20,230	8,746	55	328,507	2,873.1
2018	22,158	9,635	57	373,329	3,595.8
2019	23,139	10,174	57	369,805	3,772.2
2020	24,262	10,656	59	341,967	3,641.2
2021	25,632	11,790	59	268,730	3,167.8
2022	27,242	12,924	60	280,467	3,625.3
2023	27,025	12,475	61	332,499	4,147.8
2024	26,497	11,961	61	386,126	4,618.4

(1)Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.
(2)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2024, as well as forecasted collection rates and spreads at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection % as of			Spread % as of
Consumer Loan Assignment Year	December 31, 2024	Initial Forecast	Advance % (1)	December 31, 2024	Initial Forecast	% of Forecast Realized (2)
2015	65.3%	67.7%	44.5%	20.8%	23.2%	99.7%
2016	63.9%	65.4%	43.8%	20.1%	21.6%	99.5%
2017	64.7%	64.0%	43.2%	21.5%	20.8%	99.2%
2018	65.5%	63.6%	43.5%	22.0%	20.1%	98.6%
2019	67.2%	64.0%	44.0%	23.2%	20.0%	96.9%
2020	67.7%	63.4%	43.9%	23.8%	19.5%	92.4%
2021	63.8%	66.3%	46.0%	17.8%	20.3%	83.6%
2022	60.2%	67.5%	47.4%	12.8%	20.1%	66.0%
2023	64.3%	67.5%	46.2%	18.1%	21.3%	43.1%
2024	66.5%	67.2%	45.1%	21.4%	22.1%	15.1%

(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
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

The spread between the forecasted collection rate as of December 31, 2024 and the advance rate ranges from 12.8% to 23.8% for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The spread with respect to 2022 Consumer Loans has been negatively impacted by Consumer Loan performance, which has been lower than our initial estimates by a greater margin than the other years presented. The higher spread for 2024 Consumer Loans relative to 2023 Consumer Loans as of December 31, 2024 was primarily a result of Consumer Loan performance, as the performance of 2023 Consumer Loans has been lower than our initial estimates by a greater margin than 2024 Consumer Loans. Additionally, 2024 Consumer Loans had a higher initial spread, which was primarily due to a decrease in the advance rate.

The following table compares our forecast of aggregate Consumer Loan collection rates as of December 31, 2024 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	December 31, 2024	Initial Forecast	Variance	December 31, 2024	Initial Forecast	Variance
2015	64.6%	67.5%	-2.9%	69.0%	68.5%	0.5%
2016	63.1%	65.1%	-2.0%	66.1%	66.5%	-0.4%
2017	64.1%	63.8%	0.3%	66.3%	64.6%	1.7%
2018	64.9%	63.6%	1.3%	66.8%	63.5%	3.3%
2019	66.8%	63.9%	2.9%	67.9%	64.2%	3.7%
2020	67.5%	63.3%	4.2%	67.9%	63.6%	4.3%
2021	63.5%	66.3%	-2.8%	64.3%	66.3%	-2.0%
2022	59.5%	67.3%	-7.8%	62.1%	68.0%	-5.9%
2023	63.1%	66.8%	-3.7%	67.7%	69.4%	-1.7%
2024	65.4%	66.3%	-0.9%	70.7%	70.7%	0.0%

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate) as of December 31, 2024 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2015	64.6%	43.4%	21.2%	69.0%	50.2%	18.8%
2016	63.1%	42.1%	21.0%	66.1%	48.6%	17.5%
2017	64.1%	42.1%	22.0%	66.3%	45.8%	20.5%
2018	64.9%	42.7%	22.2%	66.8%	45.2%	21.6%
2019	66.8%	43.1%	23.7%	67.9%	45.6%	22.3%
2020	67.5%	43.0%	24.5%	67.9%	45.5%	22.4%
2021	63.5%	45.1%	18.4%	64.3%	47.7%	16.6%
2022	59.5%	46.4%	13.1%	62.1%	50.1%	12.0%
2023	63.1%	44.8%	18.3%	67.7%	49.8%	17.9%
2024	65.4%	44.1%	21.3%	70.7%	48.9%	21.8%

(1)The forecasted collection rates and advance rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.
(2)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require us to pay Dealer Holdback.

The spread as of December 31, 2024 on 2024 Dealer Loans was 21.3%, as compared to a spread of 18.3% on 2023 Dealer Loans. The increase was primarily due to Consumer Loan performance, as the performance of 2023 Dealer Loans has been lower than our initial estimates by a greater margin than 2024 Dealer Loans.

The spread as of December 31, 2024 on 2024 Purchased Loans was 21.8%, as compared to a spread of 17.9% on 2023 Purchased Loans. The increase was primarily a result of a higher initial spread on 2024 Purchased Loans, due to a higher initial forecast and lower advance rate. Additionally, the performance of 2023 Purchased Loans has been lower than our initial estimates.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio was 3.6 to 1 as of December 31, 2024. We currently utilize the following primary forms of debt financing: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last three years as compared to the same period in the previous year:

	Year over Year Percent Change
For the Year Ended December 31,	Unit Volume	Dollar Volume (1)
2022	4.4%	14.5%
2023	18.6%	14.4%
2024	16.1%	11.3%

(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

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

During 2024, unit and dollar volumes increased 16.1% and 11.3%, respectively, as the number of active Dealers increased 9.1% while average volume per active Dealer increased 6.4%. Dollar volume increased less than unit volume in 2024 due to a decrease in the average advance paid, due to decreases in the average advance rate and the average size of Consumer Loans assigned. Unit volume for 2024 was the highest unit volume in our history.

During 2023, unit and dollar volumes increased 18.6% and 14.4%, respectively, as the number of active Dealers increased 19.1% while average volume per active Dealer decreased 0.4%. Dollar volume increased less than unit volume in 2023 due to a decrease in the average advance paid, due to decreases in the average advance rate and the average size of Consumer Loans assigned.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	% Change	2023	2022	% Change
Consumer Loan unit volume	386,126	332,499	16.1%	332,499	280,467	18.6%
Active Dealers (1)	15,463	14,174	9.1%	14,174	11,901	19.1%
Average volume per active Dealer	25.0	23.5	6.4%	23.5	23.6	-0.4%

Consumer Loan unit volume from Dealers active both periods	339,361	304,779	11.3%	282,008	259,999	8.5%
Dealers active both periods	10,637	10,637	—	9,506	9,506	—
Average volume per Dealer active both periods	31.9	28.7	11.3%	29.7	27.4	8.5%

Consumer Loan unit volume from Dealers not active both periods	46,765	27,720	68.7%	50,491	20,468	146.7%
Dealers not active both periods	4,826	3,537	36.4%	4,668	2,395	94.9%
Average volume per Dealer not active both periods	9.7	7.8	24.4%	10.8	8.5	27.1%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	% Change	2023	2022	% Change
Consumer Loan unit volume from new active Dealers	43,985	46,741	-5.9%	46,741	28,223	65.6%
New active Dealers (1)	4,330	4,070	6.4%	4,070	2,819	44.4%
Average volume per new active Dealer	10.2	11.5	-11.3%	11.5	10.0	15.0%

Attrition (2)	-8.3%	-7.3%		-7.3%	-6.9%

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

Consumer Loans are assigned to us as either Dealer Loans through the Portfolio Program or Purchased Loans through the Purchase Program. The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2022	73.5%	26.5%	69.8%	30.2%
2023	74.0%	26.0%	70.7%	29.3%
2024	78.7%	21.3%	77.5%	22.5%

(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of December 31, 2024 and 2023, the net Dealer Loans receivable balance was 72.3% and 67.7%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our 2024 and 2023 results of operations and income statement data on a consolidated basis, including year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Revenue:
Finance charges	$1,992.7	$1,755.4	$237.3	13.5%
Premiums earned	96.1	79.6	16.5	20.7%
Other income	73.6	66.9	6.7	10.0%
Total revenue	2,162.4	1,901.9	260.5	13.7%
Costs and expenses:
Salaries and wages	309.2	280.2	29.0	10.3%
General and administrative	97.9	87.2	10.7	12.3%
Sales and marketing	94.4	91.7	2.7	2.9%
Total operating expenses	501.5	459.1	42.4	9.2%

Provision for credit losses on forecast changes	493.8	413.7	80.1	19.4%
Provision for credit losses on new Consumer Loan assignments	320.9	322.5	(1.6)	-0.5%
Total provision for credit losses	814.7	736.2	78.5	10.7%

Interest	419.5	266.5	153.0	57.4%
Provision for claims	73.5	70.7	2.8	4.0%
Loss on extinguishment of debt	—	1.8	(1.8)	-100.0%
Loss on sale of building	23.7	—	23.7	—%
Total costs and expenses	1,832.9	1,534.3	298.6	19.5%
Income before provision for income taxes	329.5	367.6	(38.1)	-10.4%
Provision for income taxes	81.6	81.5	0.1	0.1%
Net income	$247.9	$286.1	$(38.2)	-13.4%
Net income per share:
Basic	$20.12	$22.09	$(1.97)	-8.9%
Diluted	$19.88	$21.99	$(2.11)	-9.6%
Weighted average shares outstanding:
Basic	12,323,261	12,953,424	(630,163)	-4.9%
Diluted	12,469,283	13,010,735	(541,452)	-4.2%

Finance Charges. The increase of $237.3 million, or 13.5%, was primarily due to an increase in the average net Loans receivable balance, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2024	2023	Change
Average net Loans receivable balance	$7,530.7	$6,627.8	$902.9
Average yield on our Loan portfolio	26.5%	26.5%	—%

The following table summarizes the impact each component had on the overall increase in finance charges for the year ended December 31, 2024:

(In millions) Impact on finance charges:	For the Year Ended December 31, 2024
Due to an increase in the average net Loans receivable balance	$239.1
Due to a decrease in the average yield	(1.8)
Total increase in finance charges	$237.3

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable.

Premiums Earned. The increase of $16.5 million, or 20.7%, was primarily due to growth in the size of our reinsurance portfolio, which resulted from growth in new Consumer Loan assignments and an increase in the average premium written per reinsured vehicle service contract in recent periods.

Operating Expenses. The increase of $42.4 million, or 9.2%, was primarily due to:
•An increase in salaries and wages expense of $29.0 million, or 10.3%, primarily due to increases in (i) the number of team members as we are investing in our business with the goal of increasing the speed at which we enhance our product for Dealers and consumers, (ii) fringe benefits, primarily due to higher medical claims, and (iii) stock-based compensation expense, primarily due to equity awards granted to our executive officers and senior leaders.
▪An increase in general and administrative expense of $10.7 million, or 12.3%, primarily due to increases in legal and technology systems expenses.

Provision for Credit Losses. The increase of $78.5 million, or 10.7%, was primarily due to an increase in provision for credit losses on forecast changes.

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

(In millions)	For the Years Ended December 31,
Provision for Credit Losses	2024	2023	Change
Forecast changes	$493.8	$413.7	$80.1
New Consumer Loan assignments	320.9	322.5	(1.6)
Total	$814.7	$736.2	$78.5

The increase in provision for credit losses related to forecast changes was due to a greater decline in Consumer Loan performance during 2024 compared to 2023 and slower net cash flow timing during 2024 compared to 2023.

During 2024, we decreased our estimate of future net cash flows by $314.0 million, or 3.1%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments, which remain below historical averages. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. The $314.0 million decrease in forecasted net cash flows for the year ended December 31, 2024 was composed of an ordinary decrease in forecasted net cash flows of $166.8 million, or 1.7%, and an adjustment applied to our forecasting methodology during the second quarter of 2024, which upon implementation, reduced forecasted net cash flows by $147.2 million, or 1.4%, and increased our provision for credit losses by $127.5 million. Consumer Loans assigned in 2022 had continued to underperform our expectations for several quarters. Consumer Loans assigned in 2023 had also begun exhibiting similar trends of underperformance, although not as severe as Consumer Loans assigned in 2022. During the second quarter of 2024, we determined that we had sufficient Consumer Loan performance experience to estimate the magnitude by which we expected Consumer Loans assigned in 2022 through 2024 would likely underperform our historical collection rates on Consumer Loans with similar characteristics. Accordingly, we applied an adjustment to Consumer Loans assigned in 2022 through 2024 to reduce forecasted collection rates to what we believed the ultimate collection rates would be based on these trends.

During 2023, we decreased our estimate of future net cash flows by $206.3 million, or 2.3%, to reflect a decline in Consumer Loan prepayments to below-average levels. The $206.3 million decrease in forecasted net cash flows during 2023 was composed of an ordinary decrease in forecasted net cash flows of $161.8 million, or 1.8%, and an adjustment to our forecasting methodology during the second quarter of 2023, which, upon implementation, decreased our estimate of future net cash flows by $44.5 million, or 0.5%, and increased our provision for credit losses by $71.3 million. We adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data.

For additional information, see Note 5 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

The decrease in provision for credit losses related to new Consumer Loan assignments was due to a 14.3% decrease in the average provision per new Consumer Loan assignment, partially offset by a 16.1% increase in Consumer Loan assignment unit volume. The decrease in average provision per new Consumer Loan assignment was primarily due to a decrease in the average advance rate for 2024 Consumer Loans and a lower percentage of Purchased Loans in the mix of Consumer Loan assignments received during 2024.

Interest. The increase in interest expense of $153.0 million, or 57.4%, was due to:
•An increase in our average cost of debt, which increased interest expense by $93.7 million, primarily as a result of higher interest rates on recently completed or extended secured financings and recently issued senior notes and the repayment of older secured financings and senior notes with lower interest rates.
•An increase in our average outstanding debt balance, which increased interest expense by $59.3 million, primarily due to borrowings used to fund the growth of our Loan portfolio and stock repurchases.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the year ended December 31, 2024 as compared to the year ended December 31, 2023:

(Dollars in millions)	For the Years Ended December 31,
	2024	2023	Change
Interest expense	$419.5	$266.5	$153.0
Average outstanding debt balance	5,849.7	4,785.7	1,064.0
Average cost of debt	7.2%	5.5%	1.7%

Loss on Sale of Building. For the year ended December 31, 2024, we recognized a loss on the sale of a building of $23.7 million. For additional information, see Note 6 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Provision for Income Taxes. For the year ended December 31, 2024, the effective income tax rate increased to 24.8% from 22.2% for the year ended December 31, 2023. The increase was primarily due to:
•A decrease in the impact of excess tax benefits on our effective income tax rate, primarily due to the timing of long-term stock award grants.
•An increase in non-deductible executive compensation expense.
•An increase in the impact of state and local income taxes on our effective income tax rate, primarily due to an adjustment to an uncertain tax position estimate during the second quarter of 2024 and changes in state tax laws that were enacted during the second quarter of 2024.

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

We recognize finance charges under the interest method such that revenue is recognized on a level-yield basis over the life of the Loan. We calculate finance charges on a monthly basis by applying the effective interest rate of the Loan to the net carrying amount of the Loan (Loan receivable less the related allowance for credit losses). For Consumer Loans assigned on or subsequent to January 1, 2020, the effective interest rate is based on contractual future net cash flows. Consumer Loans assigned prior to January 1, 2020 are no longer material to our consolidated financial statements.

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

During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. We had experienced a decrease in Consumer Loan prepayments to below-average levels and, as a result, slowed our forecasted net cash flow timing. The below-average levels of Consumer Loan prepayments continued through the fourth quarter of 2023. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of the adjustment to our forecasting methodology during the second quarter of 2023 reduced forecasted net cash flows by $44.5 million, or 0.5%, and increased provision for credit losses by $71.3 million.

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

Our provision for credit losses for the year ended December 31, 2024, included:
•$320.9 million provision for credit losses on new Consumer Loan assignments, which reduced consolidated net income by $247.1 million, or $19.82 per diluted share; and
•$493.8 million provision for credit losses on forecast changes related to changes in the amount and timing of expected future net cash flows, which reduced consolidated net income by $380.2 million, or $30.49 per diluted share.

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

Key Factors. Variances in the amount and timing of future net cash flows from current estimates could materially impact earnings in future periods. A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2024 would have reduced 2024 consolidated net income by approximately $59.7 million.

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

Key Factors. Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods. A 10% change in premiums earned for the year ended December 31, 2024 would have affected 2024 consolidated net income by approximately $7.4 million.

Contingencies

Nature of Estimates Required. We estimate the likelihood of adverse judgments against us and any resulting damages, fines, or statutory penalties owed. These estimates impact accounts payable and accrued liabilities on our balance sheet and are general and administrative expenses on our income statement.

Assumptions and Approaches Used. With assistance from our legal counsel, we determine if the likelihood of an adverse judgment for various claims, litigation, and regulatory investigations is remote, reasonably possible, or probable. To the extent we believe an adverse judgment is probable and the amount of the judgment is estimable, we recognize a liability. For information regarding current actions to which we are a party, see Note 15 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement, and we were in compliance with those covenants as of December 31, 2024. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

On February 16, 2024, we extended the $100.0 million Term ABS 2021-1 financing and extended the date on which the financing will cease to revolve from December 16, 2024 to February 17, 2026.

On February 27, 2024, we completed a $200.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 7.8% (including upfront fees and other costs), and it will revolve for 36 months, after which it will amortize based upon the cash flows on the underlying Loans.

On March 28, 2024, we completed a $500.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 6.4% (including upfront fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

On June 17, 2024, we extended the maturity of our revolving secured line of credit facility from June 22, 2026 to June 22, 2027. The interest rate on borrowings under the facility has changed from the Bloomberg Short-Term Bank Yield Index rate plus 187.5 basis points to the Secured Overnight Financing Rate (“SOFR”) plus 197.5 basis points.

On June 20, 2024, we completed a $550.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 6.5% (including upfront fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

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

On September 26, 2024, we completed a $600.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 5.2% (including upfront fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

On December 5, 2024, we increased the financing amount on Warehouse Facility V from $200.0 million to $250.0 million and extended the date on which the facility will cease to revolve from December 29, 2025 to December 29, 2027. The maturity of the facility was also extended from December 27, 2027 to December 27, 2029. The interest rate on borrowings under the facility has been decreased from SOFR plus 245 basis points to SOFR plus 185 basis points.

On December 20, 2024, we completed a $300.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 6.3% (including upfront fees and other costs), and it will revolve for 36 months, after which it will amortize based upon the cash flows on the underlying Loans.

Cash and cash equivalents increased to $343.7 million as of December 31, 2024 from $13.2 million as of December 31, 2023. As of December 31, 2024 and December 31, 2023, we had $1,734.9 million and $1,505.8 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness increased to $6,352.9 million as of December 31, 2024 from $5,067.5 million as of December 31, 2023, primarily due to the growth in new Consumer Loan assignments and stock repurchases.

A summary as of December 31, 2024 of our material financial obligations requiring future repayments is as follows:

(In millions)	Payments Due as of December 31, 2024
	In less than 12 months	In 12 months or more	Total
Long-term debt, including current maturities (1)	$1,249.6	$5,142.3	$6,391.9
Dealer Holdback (2)	139.5	450.5	590.0
Operating lease obligations (3)	1.0	0.7	1.7
Purchase obligations (4)	2.4	14.8	17.2
Total financial obligations	$1,392.5	$5,608.3	$7,000.8

(1)The amounts presented consist solely of principal and do not reflect deferred debt issuance costs of $37.7 million and unamortized debt discount of $1.3 million. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference. Based on the actual principal amounts outstanding under our revolving secured line of credit facility, our Warehouse facilities, our Term ABS financings, and our senior notes as of December 31, 2024, the forecasted principal amounts outstanding on all other debt, and the actual interest rates in effect as of December 31, 2024, interest is expected to be approximately $397.8 million during 2025; $271.8 million during 2026; and $180.9 million during 2027 and thereafter.
(2)We have contractual obligations to pay Dealer Holdback to Dealers. Payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances. The amounts presented represent our forecast as of December 31, 2024.
(3)A lease liability of $1.6 million is recognized within accounts payable and accrued liabilities in our consolidated balance sheet as of December 31, 2024.
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

Interest Rate Risk. We rely on various sources of financing, some of which contain floating rates of interest and expose us to risks associated with increases in interest rates. Assuming that we maintain a level amount of floating rate debt, an increase in interest rates may result in higher interest expense for our floating rate debt facilities. From time to time, we may manage that risk through the use of derivatives such as interest rate caps.

As of December 31, 2024, we had $0.1 million of floating rate debt outstanding under our revolving secured lines of credit, without interest rate protection. For every 100-basis-point increase in interest rates on our revolving secured lines of credit, annual after-tax earnings would decrease by a negligible amount, assuming we maintain a level amount of floating rate debt.

As of December 31, 2024, we had interest rate cap agreements outstanding to manage the interest rate risk on Warehouse Facility V and Warehouse Facility VIII. However, as of December 31, 2024, there was no floating rate debt outstanding under these facilities.

As of December 31, 2024, we did not have a balance outstanding under Warehouse Facility II, Warehouse IV, and Warehouse Facility VI, which do not have interest rate protection.

As of December 31, 2024, we had $100.0 million in floating rate debt outstanding under Term ABS 2021-1, without interest rate protection. For every 100-basis-point increase in interest rates on Term ABS 2021-1, annual after-tax earnings would decrease by approximately $0.8 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2024, we had $300.0 million in floating rate debt outstanding under Term ABS 2022-2, without interest rate protection. For every 100-basis-point increase in interest rates on Term ABS 2022-2, annual after-tax earnings would decrease by approximately $2.3 million, assuming we maintain a level amount of floating rate debt.

New Accounting Updates Not Yet Adopted

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting updates and the impact of the implementation of these updates on our financial statements:

•Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
•Improvements to Income Tax Disclosures
•Disaggregation of Income Statement Expenses

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 12, 2025 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Finance Charge Revenue and Allowance for Credit Losses
As described further in Notes 2 and 5 to the consolidated financial statements, the Company recorded $1,992.7 million in finance charge revenue for the period ended December 31, 2024 and an allowance for credit losses of $3,438.8 million on loans receivable of $11,289.1 million for a net carrying amount of loan receivables of $7,850.3 million as of December 31, 2024.

Finance charge revenue is determined by applying the effective interest rate to the net carrying amount of the loan receivable. The effective interest rate is based on contractual future net cash flows. The allowance for credit losses is then estimated by discounting the expected future net cash flows at the same effective interest used in determining finance charge revenue. Expected future net cash flows are estimated using a statistical model that considers a number of credit quality indicators to derive the amount of those expected future net cash flows. We identified finance charge revenue and allowance for credit losses as a critical audit matter.

The principal considerations for our determination that finance charge revenue and allowance for credit losses is a critical audit matter are the high degree of estimation uncertainty in management’s modeling of expected future net cash flows. Management’s statistical model used to determine expected future net cash flows required complex auditor judgment to evaluate the reasonableness of the outcomes of the model and the involvement of those with specialized skill and knowledge.

Our audit procedures related to the finance charge revenue and allowance for credit losses included the following, among others:

•We tested the design and operating effectiveness of management’s review control over model performance variances between actual and expected future net cash flows.

•We tested the design and operating effectiveness of management’s review control over their statistical model used to determine expected future net cash flows which verifies the statistical model is operating as intended.

•For a sample of loans, we selected loan specific credit quality indicators used in the statistical model and agreed those credit quality indicators to source documents in order to recalculate the expected future net cash flows produced by the statistical model.

•We involved those with specialized skill and knowledge to assess the conceptual soundness of the statistical model’s design and management’s validation to accurately determine estimated future net cash flows.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Southfield, Michigan
February 12, 2025

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)	As of December 31,
	2024	2023
ASSETS:
Cash and cash equivalents	$343.7	$13.2
Restricted cash and cash equivalents	501.3	457.7
Restricted securities available for sale	106.4	93.2

Loans receivable	11,289.1	10,020.1
Allowance for credit losses	(3,438.8)	(3,064.8)
Loans receivable, net	7,850.3	6,955.3

Property and equipment, net	14.7	46.5
Income taxes receivable	4.2	4.3
Other assets	34.0	40.0
Total Assets	$8,854.6	$7,610.2

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$315.8	$318.8
Revolving secured lines of credit	0.1	79.2
Secured financing	5,361.5	3,990.9
Senior notes	991.3	989.0
Mortgage note	—	8.4
Deferred income taxes, net	319.1	389.2
Income taxes payable	117.2	81.0
Total Liabilities	7,105.0	5,856.5

Commitments and Contingencies - See Note 15
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 12,048,151 and 12,522,397 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	0.1	0.1
Paid-in capital	335.1	279.0
Retained earnings	1,414.7	1,475.6
Accumulated other comprehensive loss	(0.3)	(1.0)
Total Shareholders’ Equity	1,749.6	1,753.7
Total Liabilities and Shareholders’ Equity	$8,854.6	$7,610.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2024	2023	2022
Revenue:
Finance charges	$1,992.7	$1,755.4	$1,686.3
Premiums earned	96.1	79.6	62.7
Other income	73.6	66.9	83.4
Total revenue	2,162.4	1,901.9	1,832.4
Costs and expenses:
Salaries and wages	309.2	280.2	262.0
General and administrative	97.9	87.2	88.7
Sales and marketing	94.4	91.7	75.6
Total operating expenses	501.5	459.1	426.3

Provision for credit losses on forecast changes	493.8	413.7	137.7
Provision for credit losses on new Consumer Loan assignments	320.9	322.5	343.7
Total provision for credit losses	814.7	736.2	481.4

Interest	419.5	266.5	166.6
Provision for claims	73.5	70.7	46.4
Loss on extinguishment of debt	—	1.8	—
Loss on sale of building	23.7	—	—
Total costs and expenses	1,832.9	1,534.3	1,120.7
Income before provision for income taxes	329.5	367.6	711.7
Provision for income taxes	81.6	81.5	175.9
Net income	$247.9	$286.1	$535.8
Net income per share:
Basic	$20.12	$22.09	$39.50
Diluted	$19.88	$21.99	$39.32
Weighted average shares outstanding:
Basic	12,323,261	12,953,424	13,563,885
Diluted	12,469,283	13,010,735	13,625,081

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	For the Years Ended December 31,
	2024	2023	2022
Net income	$247.9	$286.1	$535.8
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	0.7	1.9	(3.1)
Other comprehensive income (loss)	0.7	1.9	(3.1)
Comprehensive income	$248.6	$288.0	$532.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions)	Common Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2022	14,145,888	$0.1	$197.2	$1,626.7	$0.2	$1,824.2
Net income	—	—	—	535.8	—	535.8
Other comprehensive loss	—	—	—	—	(3.1)	(3.1)
Stock-based compensation	—	—	36.5	—	—	36.5
Repurchase of common stock	(1,491,481)	—	(3.1)	(781.4)	—	(784.5)
Restricted stock units settled in common stock	57,928	—	—	—	—	—
Stock options exercised	44,550	—	15.1	—	—	15.1
Balance, December 31, 2022	12,756,885	0.1	245.7	1,381.1	(2.9)	1,624.0
Net income	—	—	—	286.1	—	286.1
Other comprehensive gain	—	—	—	—	1.9	1.9
Stock-based compensation	—	—	39.1	—	—	39.1
Repurchase of common stock	(409,317)	—	(11.0)	(191.6)	—	(202.6)
Restricted stock units settled in common stock	159,205	—	—	—	—	—
Stock options exercised	15,624	—	5.2	—	—	5.2
Balance, December 31, 2023	12,522,397	0.1	279.0	1,475.6	(1.0)	1,753.7
Net income	—	—	—	247.9	—	247.9
Other comprehensive gain	—	—	—	—	0.7	0.7
Stock-based compensation	—	—	45.0	—	—	45.0
Repurchase of common stock	(588,025)	—	(4.5)	(308.8)	—	(313.3)
Restricted stock units settled in common stock	68,003	—	—	—	—	—
Stock options exercised	45,776	—	15.6	—	—	15.6
Balance, December 31, 2024	12,048,151	$0.1	$335.1	$1,414.7	$(0.3)	$1,749.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Years Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$247.9	$286.1	$535.8
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	814.7	736.2	481.4
Depreciation	6.7	8.9	9.0
Amortization	21.1	17.7	16.6
Credit for deferred income taxes	(70.4)	(38.0)	(7.7)
Stock-based compensation	45.0	39.1	36.5
Loss on extinguishment of debt	—	1.8	—
Loss on sale of building	23.7	—	—
Other	0.8	0.6	0.3
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	6.8	49.7	67.9
Decrease in income taxes receivable	0.1	4.4	100.5
Increase in income taxes payable	36.2	78.5	2.3
Decrease (increase) in other assets	5.3	18.8	(3.9)
Net cash provided by operating activities	1,137.9	1,203.8	1,238.7
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(59.0)	(43.3)	(50.1)
Proceeds from sale of restricted securities available for sale	36.9	15.8	11.1
Maturities of restricted securities available for sale	9.3	8.5	24.3
Principal collected on Loans receivable	3,208.9	3,036.8	3,413.3
Advances to Dealers	(3,578.3)	(2,933.7)	(2,530.0)
Purchases of Consumer Loans	(1,040.1)	(1,214.1)	(1,095.3)
Accelerated payments of Dealer Holdback	(59.0)	(46.9)	(44.2)
Payments of Dealer Holdback	(241.2)	(235.9)	(186.6)
Purchases of property and equipment	(1.8)	(4.0)	(3.1)
Proceeds from sale of building	3.2	—	—
Net cash used in investing activities	(1,721.1)	(1,416.8)	(460.6)
Cash Flows From Financing Activities:
Borrowings under revolving secured lines of credit	6,125.9	7,431.9	6,622.6
Repayments under revolving secured lines of credit	(6,205.0)	(7,383.6)	(6,594.3)
Proceeds from secured financing	3,619.4	2,762.0	1,541.9
Repayments of secured financing	(2,246.6)	(2,519.8)	(1,599.2)
Proceeds from issuance of senior notes	—	600.0	—
Repayment of senior notes	—	(400.0)	—
Payments of debt issuance costs and debt extinguishment costs	(21.7)	(33.3)	(12.5)
Repurchase of common stock	(313.3)	(202.6)	(784.5)
Proceeds from stock options exercised	15.6	5.2	15.1
Other	(17.0)	6.4	16.3
Net cash provided by (used in) financing activities	957.3	266.2	(794.6)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	374.1	53.2	(16.5)
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	470.9	417.7	434.2
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$845.0	$470.9	$417.7
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$393.4	$242.1	$147.3
Cash paid during the period for income taxes, net of refunds	$103.7	$31.9	$72.7
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     DESCRIPTION OF BUSINESS

Principal Business. Credit Acceptance Corporation (referred to as the “Company”, “Credit Acceptance”, “we”, “our” or “us”) makes vehicle ownership possible by providing innovative financing solutions that enable automobile dealers to sell vehicles to consumers, regardless of their credit history. Our financing programs are offered through a nationwide network of automobile dealers who benefit from sales of vehicles to consumers who otherwise could not obtain financing; from repeat and referral sales generated by these same customers; and from sales to customers responding to advertisements for our financing programs, but who actually end up qualifying for traditional financing.

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

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2024	2023	2022
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	80.6%	80.9%	84.8%

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
2022	73.5%	26.5%	69.8%	30.2%
2023	74.0%	26.0%	70.7%	29.3%
2024	78.7%	21.3%	77.5%	22.5%

(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program. Payments of Dealer Holdback (as defined below) and accelerated Dealer Holdback are not included.

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

Purchase Program

The Purchase Program differs from the Portfolio Program in that the Dealer receives a one-time payment from us at the time of assignment to purchase the Consumer Loan instead of a cash advance at the time of assignment and future Dealer Holdback payments. For accounting purposes, the transactions described under the Purchase Program are considered to be originated by the Dealer and then purchased by us.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Our primary subsidiaries as of December 31, 2024 are: Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Funding LLC 2023-A, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Funding LLC 2024-A, Credit Acceptance Funding LLC 2024-1, Credit Acceptance Funding LLC 2024-2, Credit Acceptance Funding LLC 2024-3, and Credit Acceptance Funding LLC 2024-B.

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering innovative financing solutions that enable automobile dealers to sell vehicles to consumers regardless of their credit history. For information regarding our one reportable segment and related entity wide disclosures, see Note 14 to the consolidated financial statements.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of December 31, 2024 and 2023, we had $342.7 million and $12.8 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of December 31, 2024 and 2023, we had $497.0 million and $453.7 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of December 31,
	2024	2023	2022
Cash and cash equivalents	$343.7	$13.2	$7.7
Restricted cash and cash equivalents	501.3	457.7	410.0
Total cash and cash equivalents and restricted cash and cash equivalents	$845.0	$470.9	$417.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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
•less: write-offs; and
•less: transfers out.

Under the Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance and the related allowance for credit losses balance to Purchased Loans in the period this forfeiture occurs. We aggregate these Purchased Loans by Dealer for purposes of recognizing revenue and measuring credit losses.

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

Methodology Changes. During the second quarter of 2024, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2022 through 2024. During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. During the first quarter of 2022, we removed the COVID-19 forecast adjustment (as defined in Note 5) from our estimate of future net cash flows and enhanced our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent data and new forecast variables. For additional information, see Note 5. For the three year period ended December 31, 2024, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

Program fees represent monthly fees charged to Dealers for access to our Credit Approval Processing System (“CAPS”); administration, servicing, and collection services offered by us; documentation related to or affecting our program; and all tangible and intangible property owned by Credit Acceptance. We charge a monthly fee of $599 to Dealers participating in the Portfolio Program and we collect it from future Dealer Holdback payments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Reinsurance

Our wholly owned subsidiary VSC Re is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealers on vehicles financed by us. VSC Re currently reinsures vehicle service contracts that are offered through one of our TPPs. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less fees and certain administrative costs, are contributed to a trust account controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. VSC Re is a bankruptcy remote entity. As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.

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

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members. We offer matching contributions to the 401(k) plan based on each enrolled team member’s eligible annual gross pay (subject to statutory limitations). Our matching contribution rate is equal to 100% of the first 4% participants contribute and an additional 50% of the next 2% participants contribute, for a maximum matching contribution of 5% of each participant’s eligible annual gross pay. For the years ended December 31, 2024, 2023 and 2022, we recognized compensation expense of $10.3 million, $9.4 million, and $8.5 million, respectively, for our matching contributions to the plan.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $1.4 million for the year ended December 31, 2024, $0.5 million for the year ended December 31, 2023, and $1.0 million for the year ended December 31, 2022.

New Accounting Update Adopted During the Current Year

Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, which enhances the required disclosures for operating segments in annual and interim consolidated financial statements. The adoption of ASU 2023-07 for the year ended December 31, 2024 expanded our business segment disclosures, but did not otherwise have a material impact on our consolidated financial statements.

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

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We are currently evaluating the impact the adoption of ASU 2024-03 will have on our consolidated financial statements and related disclosures.

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2024 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items which would require disclosure in or adjustment to the consolidated financial statements.

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

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of December 31,
	2024		2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$343.7	$343.7	$13.2	$13.2
Restricted cash and cash equivalents	501.3	501.3	457.7	457.7
Restricted securities available for sale	106.4	106.4	93.2	93.2
Loans receivable, net	7,850.3	8,922.7	6,955.3	7,759.1
Liabilities
Revolving secured lines of credit	$0.1	$0.1	$79.2	$79.2
Secured financing	5,361.5	5,431.9	3,990.9	4,025.9
Senior notes	991.3	1,035.3	989.0	1,039.8
Mortgage note	—	—	8.4	8.4

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$343.7	$—	$—	$343.7
Restricted cash and cash equivalents (1)	501.3	—	—	501.3
Restricted securities available for sale (2)	84.5	21.9	—	106.4
Loans receivable, net (1)	—	—	8,922.7	8,922.7
Liabilities
Revolving secured lines of credit (1)	$—	$0.1	$—	$0.1
Secured financing (1)	3,831.7	1,600.2	—	5,431.9
Senior notes (1)	1,035.3	—	—	1,035.3

(In millions)	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$13.2	$—	$—	$13.2
Restricted cash and cash equivalents (1)	457.7	—	—	457.7
Restricted securities available for sale (2)	75.1	18.1	—	93.2
Loans receivable, net (1)	—	—	7,759.1	7,759.1
Liabilities
Revolving secured lines of credit (1)	$—	$79.2	$—	$79.2
Secured financing (1)	3,225.8	800.1	—	4,025.9
Senior notes (1)	1,039.8	—	—	1,039.8
Mortgage note (1)	—	8.4	—	8.4

(1)    Measured at amortized cost with fair value disclosed.
(2)    Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$49.4	$0.2	$(0.4)	$49.2
U.S. Government and agency securities	35.6	0.1	(0.4)	35.3
Asset-backed securities	20.1	0.1	—	20.2
Mortgage-backed securities	1.7	—	—	1.7
Total restricted securities available for sale	$106.8	$0.4	$(0.8)	$106.4
(In millions)	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$40.5	$0.3	$(0.9)	$39.9
U.S. Government and agency securities	35.2	0.2	(0.9)	34.5
Asset-backed securities	18.0	0.1	(0.2)	17.9
Municipal securities	0.7	—	—	0.7
Mortgage-backed securities	0.2	—	—	0.2
Total restricted securities available for sale	$94.6	$0.6	$(2.0)	$93.2

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2024
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$13.1	$(0.2)	$8.4	$(0.2)	$21.5	$(0.4)
U.S. Government and agency securities	19.8	(0.2)	4.9	(0.2)	24.7	(0.4)
Asset-backed securities	2.4	—	3.6	—	6.0	—
Mortgage-backed securities	1.7	—	—	—	1.7	—
Total restricted securities available for sale	$37.0	$(0.4)	$16.9	$(0.4)	$53.9	$(0.8)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2023
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$2.7	$—	$18.4	$(0.9)	$21.1	$(0.9)
U.S. Government and agency securities	6.8	(0.1)	16.4	(0.8)	23.2	(0.9)
Asset-backed securities	1.6	—	7.3	(0.2)	8.9	(0.2)
Mortgage-backed securities	—	—	0.2	—	0.2	—
Total restricted securities available for sale	$11.1	$(0.1)	$42.3	$(1.9)	$53.4	$(2.0)

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

(In millions)	As of December 31,
	2024		2023
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$9.5	$9.4	$6.9	$6.8
Over one year to five years	84.7	84.3	80.5	79.1
Over five years to ten years	12.6	12.7	7.1	7.2
Over ten years	—	—	0.1	0.1
Total restricted securities available for sale	$106.8	$106.4	$94.6	$93.2

5.    LOANS RECEIVABLE

Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of December 31, 2024
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,521.0	$2,768.1	$11,289.1
Allowance for credit losses	(2,844.5)	(594.3)	(3,438.8)
Loans receivable, net	$5,676.5	$2,173.8	$7,850.3

(In millions)	As of December 31, 2023
	Dealer Loans	Purchased Loans	Total
Loans receivable	$7,065.5	$2,954.6	$10,020.1
Allowance for credit losses	(2,355.7)	(709.1)	(3,064.8)
Loans receivable, net	$4,709.8	$2,245.5	$6,955.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in Loans receivable and allowance for credit losses is as follows:

(In millions)	For the Year Ended December 31, 2024
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,065.5	$2,954.6	$10,020.1	$(2,355.7)	$(709.1)	$(3,064.8)	$4,709.8	$2,245.5	$6,955.3
Finance charges	1,931.4	905.9	2,837.3	(651.7)	(192.9)	(844.6)	1,279.7	713.0	1,992.7
Provision for credit losses	—	—	—	(537.3)	(277.4)	(814.7)	(537.3)	(277.4)	(814.7)
New Consumer Loan assignments (1)	3,578.3	1,040.1	4,618.4	—	—	—	3,578.3	1,040.1	4,618.4
Collections (2)	(3,575.5)	(1,641.0)	(5,216.5)	—	—	—	(3,575.5)	(1,641.0)	(5,216.5)
Accelerated Dealer Holdback payments	59.0	—	59.0	—	—	—	59.0	—	59.0
Dealer Holdback payments	241.2	—	241.2	—	—	—	241.2	—	241.2
Transfers (3)	(138.9)	138.9	—	45.3	(45.3)	—	(93.6)	93.6	—
Write-offs	(658.3)	(634.7)	(1,293.0)	658.3	634.7	1,293.0	—	—	—
Recoveries (4)	3.4	4.3	7.7	(3.4)	(4.3)	(7.7)	—	—	—
Deferral of Loan origination costs	14.9	—	14.9	—	—	—	14.9	—	14.9
Balance, end of period	$8,521.0	$2,768.1	$11,289.1	$(2,844.5)	$(594.3)	$(3,438.8)	$5,676.5	$2,173.8	$7,850.3

(In millions)	For the Year Ended December 31, 2023
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,074.8	$3,090.7	$9,165.5	$(2,000.0)	$(867.8)	$(2,867.8)	$4,074.8	$2,222.9	$6,297.7
Finance charges	1,575.5	925.5	2,501.0	(528.8)	(216.8)	(745.6)	1,046.7	708.7	1,755.4
Provision for credit losses	—	—	—	(427.7)	(308.5)	(736.2)	(427.7)	(308.5)	(736.2)
New Consumer Loan assignments (1)	2,933.7	1,214.1	4,147.8	—	—	—	2,933.7	1,214.1	4,147.8
Collections (2)	(3,147.7)	(1,656.8)	(4,804.5)	—	—	—	(3,147.7)	(1,656.8)	(4,804.5)
Accelerated Dealer Holdback payments	46.9	—	46.9	—	—	—	46.9	—	46.9
Dealer Holdback payments	235.9	—	235.9	—	—	—	235.9	—	235.9
Transfers (3)	(100.9)	100.9	—	35.8	(35.8)	—	(65.1)	65.1	—
Write-offs	(566.6)	(723.8)	(1,290.4)	566.6	723.8	1,290.4	—	—	—
Recoveries (4)	1.6	4.0	5.6	(1.6)	(4.0)	(5.6)	—	—	—
Deferral of Loan origination costs	12.3	—	12.3	—	—	—	12.3	—	12.3
Balance, end of period	$7,065.5	$2,954.6	$10,020.1	$(2,355.7)	$(709.1)	$(3,064.8)	$4,709.8	$2,245.5	$6,955.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(In millions)	For the Year Ended December 31, 2022
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,655.1	$3,694.7	$9,349.8	$(1,767.8)	$(1,245.7)	$(3,013.5)	$3,887.3	$2,449.0	$6,336.3
Finance charges	1,391.0	997.8	2,388.8	(442.4)	(260.1)	(702.5)	948.6	737.7	1,686.3
Provision for credit losses	—	—	—	(240.4)	(241.0)	(481.4)	(240.4)	(241.0)	(481.4)
New Consumer Loan assignments (1)	2,530.0	1,095.3	3,625.3	—	—	—	2,530.0	1,095.3	3,625.3
Collections (2)	(3,237.5)	(1,871.9)	(5,109.4)	—	—	—	(3,237.5)	(1,871.9)	(5,109.4)
Accelerated Dealer Holdback payments	44.2	—	44.2	—	—	—	44.2	—	44.2
Dealer Holdback payments	186.6	—	186.6	—	—	—	186.6	—	186.6
Transfers (3)	(72.1)	72.1	—	18.3	(18.3)	—	(53.8)	53.8	—
Write-offs	(433.4)	(900.4)	(1,333.8)	433.4	900.4	1,333.8	—	—	—
Recoveries (4)	1.1	3.1	4.2	(1.1)	(3.1)	(4.2)	—	—	—
Deferral of Loan origination costs	9.8	—	9.8	—	—	—	9.8	—	9.8
Balance, end of period	$6,074.8	$3,090.7	$9,165.5	$(2,000.0)	$(867.8)	$(2,867.8)	$4,074.8	$2,222.9	$6,297.7

(1)The Dealer Loans amount represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program. The Purchased Loans amount represents one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program.
(2)Represents repayments that we collected on Consumer Loans assigned under our programs.
(3)Under the Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance and related allowance for credit losses balance to Purchased Loans in the period this forfeiture occurs.
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

(In millions)	For the Year Ended December 31, 2024
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$191.4	$129.5	$320.9
Forecast changes	345.9	147.9	493.8
Total	$537.3	$277.4	$814.7

(In millions)	For the Year Ended December 31, 2023
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$146.2	$176.3	$322.5
Forecast changes	281.5	132.2	413.7
Total	$427.7	$308.5	$736.2

(In millions)	For the Year Ended December 31, 2022
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$154.8	$188.9	$343.7
Forecast changes	85.6	52.1	137.7
Total	$240.4	$241.0	$481.4

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

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Year Ended December 31, 2024
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$5,613.6	$2,126.0	$7,739.6
Expected net cash flows at the time of assignment (2)	5,090.0	1,514.5	6,604.5
Loans receivable at the time of assignment (3)	3,578.3	1,040.1	4,618.4

Provision for credit losses expense at the time of assignment	$(191.4)	$(129.5)	$(320.9)
Expected future finance charges at the time of assignment (4)	1,703.1	603.9	2,307.0
Expected net Loan income at the time of assignment (5)	$1,511.7	$474.4	$1,986.1

(In millions)	For the Year Ended December 31, 2023
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$4,579.3	$2,438.1	$7,017.4
Expected net cash flows at the time of assignment (2)	4,154.8	1,704.4	5,859.2
Loans receivable at the time of assignment (3)	2,933.7	1,214.1	4,147.8

Provision for credit losses expense at the time of assignment	$(146.2)	$(176.3)	$(322.5)
Expected future finance charges at the time of assignment (4)	1,367.3	666.6	2,033.9
Expected net Loan income at the time of assignment (5)	$1,221.1	$490.3	$1,711.4

(In millions)	For the Year Ended December 31, 2022
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,874.4	$2,185.9	$6,060.3
Expected net cash flows at the time of assignment (2)	3,516.1	1,497.0	5,013.1
Loans receivable at the time of assignment (3)	2,530.0	1,095.3	3,625.3

Provision for credit losses expense at the time of assignment	$(154.8)	$(188.9)	$(343.7)
Expected future finance charges at the time of assignment (4)	1,140.9	590.6	1,731.5
Expected net Loan income at the time of assignment (5)	$986.1	$401.7	$1,387.8

(1)The Dealer Loans amount represents repayments that we were contractually owed at the time of assignment on Consumer Loans assigned under the Portfolio Program, less the related Dealer Holdback payments that we would be required to make if we collected all of the contractual repayments. The Purchased Loans amount represents repayments that we were contractually owed at the time of assignment on Consumer Loans assigned under the Purchase Program.
(2)The Dealer Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under the Portfolio Program, less the related Dealer Holdback payments that we expected to make. The Purchased Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under the Purchase Program.
(3)The Dealer Loans amount represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program. The Purchased Loans amount represents one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program.
(4)Represents revenue that is expected to be recognized on a level-yield basis over the lives of the Loans.
(5)Represents the amount that expected net cash flows at the time of assignment exceed Loans receivable at the time of assignment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Year Ended December 31, 2024
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,707.2	$3,472.0	$10,179.2
New Consumer Loan assignments (1)	5,090.0	1,514.5	6,604.5
Realized net cash flows (2)	(3,275.3)	(1,641.0)	(4,916.3)
Forecast changes	(204.6)	(109.4)	(314.0)
Transfers (3)	(141.0)	147.8	6.8
Balance, end of period	$8,176.3	$3,383.9	$11,560.2

(In millions)	For the Year Ended December 31, 2023
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,637.9	$3,395.5	$9,033.4
New Consumer Loan assignments (1)	4,154.8	1,704.4	5,859.2
Realized net cash flows (2)	(2,864.9)	(1,656.8)	(4,521.7)
Forecast changes	(125.3)	(81.0)	(206.3)
Transfers (3)	(95.3)	109.9	14.6
Balance, end of period	$6,707.2	$3,472.0	$10,179.2

(In millions)	For the Year Ended December 31, 2022
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,249.7	$3,698.6	$8,948.3
New Consumer Loan assignments (1)	3,516.1	1,497.0	5,013.1
Realized net cash flows (2)	(3,006.7)	(1,871.9)	(4,878.6)
Forecast changes	(41.6)	(18.1)	(59.7)
Transfers (3)	(79.6)	89.9	10.3
Balance, end of period	$5,637.9	$3,395.5	$9,033.4

(1)The Dealer Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under the Portfolio Program, less the related Dealer Holdback payments that we expected to make. The Purchased Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under the Purchase Program.
(2)The Dealer Loans amount represents repayments that we collected on Consumer Loans assigned under the Portfolio Program, less the Dealer Holdback and Accelerated Dealer Holdback payments that we made. Purchased Loans amount represents repayments that we collected on Consumer Loans assigned under the Purchase Program.
(3)Under the Portfolio Program, certain events may result in Dealers forfeiting their rights to Dealer Holdback. We transfer the Dealer’s outstanding Dealer Loan balance, related allowance for credit losses balance, and related expected future net cash flows to Purchased Loans in the period this forfeiture occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under our Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our prior forecasted collection rates and our initial expectations. For additional information regarding credit quality, see Note 2 to the consolidated financial statements. The following table compares our aggregated forecast of Consumer Loan collection rates as of December 31, 2024, with the aggregated forecasts as of December 31, 2023, as of December 31, 2022, and at the time of assignment, segmented by year of assignment:

	Total Loans as of December 31, 2024
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2024	December 31, 2023	December 31, 2022	Initial Forecast	December 31, 2023	December 31, 2022	Initial Forecast
2015	65.3%	65.2%	65.2%	67.7%	0.1%	0.1%	-2.4%
2016	63.9%	63.8%	63.8%	65.4%	0.1%	0.1%	-1.5%
2017	64.7%	64.7%	64.7%	64.0%	0.0%	0.0%	0.7%
2018	65.5%	65.5%	65.2%	63.6%	0.0%	0.3%	1.9%
2019	67.2%	66.9%	66.6%	64.0%	0.3%	0.6%	3.2%
2020	67.7%	67.6%	67.8%	63.4%	0.1%	-0.1%	4.3%
2021	63.8%	64.5%	66.2%	66.3%	-0.7%	-2.4%	-2.5%
2022	60.2%	62.7%	66.3%	67.5%	-2.5%	-6.1%	-7.3%
2023	64.3%	67.4%	—	67.5%	-3.1%	—	-3.2%
2024	66.5%	—	—	67.2%	—	—	-0.7%

	Dealer Loans as of December 31, 2024
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2024	December 31, 2023	December 31, 2022	Initial Forecast	December 31, 2023	December 31, 2022	Initial Forecast
2015	64.6%	64.6%	64.5%	67.5%	0.0%	0.1%	-2.9%
2016	63.1%	63.0%	63.0%	65.1%	0.1%	0.1%	-2.0%
2017	64.1%	64.0%	64.0%	63.8%	0.1%	0.1%	0.3%
2018	64.9%	64.9%	64.6%	63.6%	0.0%	0.3%	1.3%
2019	66.8%	66.5%	66.3%	63.9%	0.3%	0.5%	2.9%
2020	67.5%	67.4%	67.7%	63.3%	0.1%	-0.2%	4.2%
2021	63.5%	64.2%	66.0%	66.3%	-0.7%	-2.5%	-2.8%
2022	59.5%	62.0%	65.8%	67.3%	-2.5%	-6.3%	-7.8%
2023	63.1%	66.4%	—	66.8%	-3.3%	—	-3.7%
2024	65.4%	—	—	66.3%	—	—	-0.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Purchased Loans as of December 31, 2024
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2024	December 31, 2023	December 31, 2022	Initial Forecast	December 31, 2023	December 31, 2022	Initial Forecast
2015	69.0%	68.9%	68.9%	68.5%	0.1%	0.1%	0.5%
2016	66.1%	66.1%	66.0%	66.5%	0.0%	0.1%	-0.4%
2017	66.3%	66.3%	66.3%	64.6%	0.0%	0.0%	1.7%
2018	66.8%	66.8%	66.4%	63.5%	0.0%	0.4%	3.3%
2019	67.9%	67.5%	67.2%	64.2%	0.4%	0.7%	3.7%
2020	67.9%	67.8%	68.0%	63.6%	0.1%	-0.1%	4.3%
2021	64.3%	65.0%	66.7%	66.3%	-0.7%	-2.4%	-2.0%
2022	62.1%	64.3%	67.4%	68.0%	-2.2%	-5.3%	-5.9%
2023	67.7%	70.1%	—	69.4%	-2.4%	—	-1.7%
2024	70.7%	—	—	70.7%	—	—	0.0%

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

We evaluate and adjust the expected collection rate for each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of December 31, 2024 and December 31, 2023, segmented by year of assignment:

(In millions)	Total Loans as of December 31, 2024 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$25.5	$18.8	$87.3	$239.7	$371.3
2020	113.3	64.2	179.1	25.7	382.3
2021	267.8	125.2	259.0	3.8	655.8
2022	795.2	269.8	371.7	1.0	1,437.7
2023	2,033.7	576.5	420.6	—	3,030.8
2024	4,412.3	819.1	179.8	—	5,411.2
	$7,647.8	$1,873.6	$1,497.5	$270.2	$11,289.1

(In millions)	Dealer Loans as of December 31, 2024 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$11.3	$8.2	$39.7	$132.4	$191.6
2020	67.9	37.7	106.4	18.5	230.5
2021	180.2	82.6	171.0	3.0	436.8
2022	569.7	191.5	262.1	0.8	1,024.1
2023	1,487.0	429.4	312.8	—	2,229.2
2024	3,571.3	686.8	150.7	—	4,408.8
	$5,887.4	$1,436.2	$1,042.7	$154.7	$8,521.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(In millions)	Purchased Loans as of December 31, 2024 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$14.2	$10.6	$47.6	$107.3	$179.7
2020	45.4	26.5	72.7	7.2	151.8
2021	87.6	42.6	88.0	0.8	219.0
2022	225.5	78.3	109.6	0.2	413.6
2023	546.7	147.1	107.8	—	801.6
2024	841.0	132.3	29.1	—	1,002.4
	$1,760.4	$437.4	$454.8	$115.5	$2,768.1

(In millions)	Total Loans as of December 31, 2023 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$24.2	$16.8	$73.5	$204.9	$319.4
2019	150.7	83.8	237.6	39.5	511.6
2020	328.9	165.5	314.5	4.6	813.5
2021	596.6	262.1	368.7	0.7	1,228.1
2022	1,518.0	499.8	422.5	—	2,440.3
2023	3,888.7	666.5	152.0	—	4,707.2
	$6,507.1	$1,694.5	$1,568.8	$249.7	$10,020.1

(In millions)	Dealer Loans as of December 31, 2023 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$11.7	$7.9	$35.0	$117.8	$172.4
2019	69.9	38.0	111.2	22.0	241.1
2020	201.7	98.0	190.4	3.5	493.6
2021	407.3	173.4	245.0	0.6	826.3
2022	1,109.4	360.4	303.5	—	1,773.3
2023	2,942.3	503.6	112.9	—	3,558.8
	$4,742.3	$1,181.3	$998.0	$143.9	$7,065.5

(In millions)	Purchased Loans as of December 31, 2023 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2018 and prior	$12.5	$8.9	$38.5	$87.1	$147.0
2019	80.8	45.8	126.4	17.5	270.5
2020	127.2	67.5	124.1	1.1	319.9
2021	189.3	88.7	123.7	0.1	401.8
2022	408.6	139.4	119.0	—	667.0
2023	946.4	162.9	39.1	—	1,148.4
	$1,764.8	$513.2	$570.8	$105.8	$2,954.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the write-offs for Consumer Loan assignments for the years ended December 31, 2024 and 2023, segmented by year of assignment:

(In millions)	For the Year Ended December 31, 2024
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2019 and prior	$177.6	$134.5	$312.1
2020	110.5	73.5	184.0
2021	131.3	92.3	223.6
2022	175.0	139.8	314.8
2023	47.6	143.9	191.5
2024	16.3	50.7	67.0
	$658.3	$634.7	$1,293.0

(In millions)	For the Year Ended December 31, 2023
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2018 and prior	$120.6	$104.8	$225.4
2019	101.3	176.6	277.9
2020	107.0	101.9	208.9
2021	107.2	119.7	226.9
2022	113.3	158.0	271.3
2023	17.2	62.8	80.0
	$566.6	$723.8	$1,290.4

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

During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. We had experienced a decrease in Consumer Loan prepayments to below-average levels and, as a result, slowed our forecasted net cash flow timing. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of the adjustment to our forecasting methodology during the second quarter of 2023 reduced forecasted net cash flows by $44.5 million, or 0.5%, and increased provision for credit losses by $71.3 million.

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

The removal of the COVID forecast adjustment and the implementation of the enhanced forecasting methodology during the first quarter of 2022 impacted forecasted net cash flows and provision for credit losses as follows:

(In millions)	Increase / (Decrease) in
Forecasting Methodology Changes	Forecasted Net Cash Flows	Provision for Credit Losses
Removal of COVID forecast adjustment	$149.5	$(118.5)
Implementation of enhanced forecasting methodology	(53.8)	47.9
Total	$95.7	$(70.6)

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of December 31,
	2024	2023
Land and land improvements	$2.7	$2.9
Building and improvements	17.6	58.8
Data processing equipment and software	44.1	50.0
Office furniture and equipment	2.2	2.6
Total property and equipment	66.6	114.3
Less: Accumulated depreciation on property and equipment	(51.9)	(67.8)
Total property and equipment, net	$14.7	$46.5

As the vast majority of our team members now work remotely, we had significant excess space in the two office buildings that we owned in Southfield, Michigan. During the second quarter of 2024, we sold the larger building for net sales proceeds of $3.2 million and recognized a loss on sale of the building of $23.7 million. The loss on sale of the building represented the amount by which the $26.9 million carrying value of the building and its improvements, the related land and land improvements, and office furniture and equipment exceeded the net sales proceeds of $3.2 million.

Depreciation expense on property and equipment was $6.7 million, $8.9 million, and $9.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Years Ended December 31,
	2024	2023	2022
Net assumed written premiums	$104.4	$92.8	$72.5
Net premiums earned	96.1	79.6	62.7
Provision for claims	73.5	70.7	46.4
Amortization of capitalized acquisition costs	2.4	1.9	1.5

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of December 31,
	Balance Sheet location	2024	2023
Trust assets	Restricted cash and cash equivalents	$0.3	$1.4
Trust assets	Restricted securities available for sale	106.4	93.2
Unearned premium	Accounts payable and accrued liabilities	75.9	67.6
Claims reserve (1)	Accounts payable and accrued liabilities	6.0	5.6

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

The following tables present information about incurred and paid claims development for the five-year period ended December 31, 2024:

(Dollars in millions)
	Cumulative Incurred Claims					As of December 31, 2024
Incident Year	As of December 31,					Claims Reserve	Cumulative Number of Reported Claims
	2020	2021	2022	2023	2024
2020	$37.7	$37.6	$37.7	$37.7	$37.7	$—	28,214
2021		38.9	39.2	39.3	39.3	—	28,855
2022			46.0	47.7	47.8	—	30,492
2023				68.9	69.2	—	38,725
2024					73.1	6.0	38,798
Total					$267.1	$6.0	165,084

(In millions)	Cumulative Paid Claims
	As of December 31,
Incident Year	2020	2021	2022	2023	2024
2020	$35.4	$37.6	$37.7	$37.7	$37.7
2021		36.5	39.2	39.3	39.3
2022			42.9	47.7	47.8
2023				63.3	69.2
2024					67.1
Total					$261.1

Average Annual Percentage Payout of Incurred Claims by Age
Claim Age (Years)	1	2	3	4	5
Payout Percentage	91.7%	8.1%	0.2%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Years Ended December 31,
	2024	2023	2022
Ancillary product profit sharing	$33.4	$34.1	$60.6
Interest	26.2	19.7	6.6
Remarketing fees	12.1	10.7	13.4
Other	1.9	2.4	2.8
Total	$73.6	$66.9	$83.4

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

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Year Ended December 31, 2024
	Ancillary product profit sharing	Interest	Remarketing fees	Other	Total Other Income
Source of income
Third-Party Providers	$33.4	$26.2	$—	$0.5	$60.1
Dealers	—	—	12.1	1.4	13.5
Total	$33.4	$26.2	$12.1	$1.9	$73.6

Timing of revenue recognition
Over time	$33.4	$26.2	$—	$0.6	$60.2
At a point in time	—	—	12.1	1.3	13.4
Total	$33.4	$26.2	$12.1	$1.9	$73.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9.    DEBT

Debt consists of the following:

(In millions)	As of December 31, 2024
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$0.1	$—	$—	$0.1
Secured financing (2)	5,391.8	(29.0)	(1.3)	5,361.5
Senior notes	1,000.0	(8.7)	—	991.3
Mortgage note	—	—	—	—
Total debt	$6,391.9	$(37.7)	$(1.3)	$6,352.9

(In millions)	As of December 31, 2023
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$79.2	$—	$—	$79.2
Secured financing (2)	4,019.0	(25.6)	(2.5)	3,990.9
Senior notes	1,000.0	(11.0)	—	989.0
Mortgage note	8.4	—	—	8.4
Total debt	$5,106.6	$(36.6)	$(2.5)	$5,067.5

(1)Excludes deferred debt issuance costs of $4.4 million and $4.2 million as of December 31, 2024 and December 31, 2023, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

General information for each of our financing transactions in place as of December 31, 2024 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of December 31, 2024
Revolving Secured Line of Credit Facility	n/a	06/22/27		$390.0	At our option, either the Secured Overnight Financing Rate (SOFR) plus 197.5 basis points or the prime rate plus 87.5 basis points
RTP Facility	n/a	—	(1)	$20.0	SOFR plus 197.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	09/20/27	(3)	$500.0	SOFR plus 185.0 basis points
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	12/29/26	(3)	$300.0	SOFR plus 221.4 basis points
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/27	(4)	$250.0	SOFR plus 185.0 basis points
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/26	(3)	$75.0	SOFR plus 210.0 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/21/26	(3)	$200.0	SOFR plus 225.0 basis points
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	09/15/26	(5)	$500.0	Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/17/26	(5)	$100.0	SOFR plus 220.0 basis points
Term ABS 2021-4 (2)	Credit Acceptance Funding LLC 2021-4	10/16/23	(3)	$250.1	Fixed rate
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/24	(3)	$350.0	Fixed rate
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	06/15/27	(5)	$300.0	SOFR plus 246.4 basis points
Term ABS 2022-3 (2)	Credit Acceptance Funding LLC 2022-3	10/15/24	(3)	$389.9	Fixed rate
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/25	(3)	$400.0	Fixed rate
Term ABS 2023-2 (2)	Credit Acceptance Funding LLC 2023-2	05/15/25	(3)	$400.0	Fixed rate
Term ABS 2023-3 (2)	Credit Acceptance Funding LLC 2023-3	08/15/25	(3)	$400.0	Fixed rate
Term ABS 2023-A (2)	Credit Acceptance Funding LLC 2023-A	12/15/25	(5)	$200.0	Fixed rate
Term ABS 2023-5 (2)	Credit Acceptance Funding LLC 2023-5	12/15/25	(3)	$294.0	Fixed rate
Term ABS 2024-A (2)	Credit Acceptance Funding LLC 2024-A	02/15/27	(5)	$200.0	Fixed rate
Term ABS 2024-1 (2)	Credit Acceptance Funding LLC 2024-1	03/16/26	(3)	$500.0	Fixed rate
Term ABS 2024-2 (2)	Credit Acceptance Funding LLC 2024-2	06/15/26	(3)	$550.0	Fixed rate
Term ABS 2024-3 (2)	Credit Acceptance Funding LLC 2024-3	09/15/26	(3)	$600.0	Fixed rate
Term ABS 2024-B (2)	Credit Acceptance Funding LLC 2024-B	12/15/27	(5)	$300.0	Fixed rate
2026 Senior Notes	n/a	03/15/26		$400.0	Fixed rate
2028 Senior Notes	n/a	12/15/28		$600.0	Fixed rate
(1)Borrowings are subject to repayment on demand.
(2)Financing made available only to a specified subsidiary of the Company.
(3)Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date based on the cash flows of the pledged assets.
(4)Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on December 27, 2029 will be due on that date.
(5)Represents the revolving maturity date. The Company has the option to redeem and retire the indebtedness after the revolving maturity date. If we do not elect this option, the outstanding balance will amortize based on the cash flows of the pledged assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Years Ended December 31,
	2024	2023
Revolving Secured Lines of Credit
Maximum outstanding principal balance	$342.0	$355.5
Average outstanding principal balance	127.0	156.8
Warehouse Facility II
Maximum outstanding principal balance	$251.0	$201.0
Average outstanding principal balance	94.4	74.3
Warehouse Facility IV
Maximum outstanding principal balance	$—	$100.0
Average outstanding principal balance	—	14.0
Warehouse Facility V
Maximum outstanding principal balance	$100.0	$82.0
Average outstanding principal balance	5.7	5.2
Warehouse Facility VI
Maximum outstanding principal balance	$75.0	$—
Average outstanding principal balance	36.5	—
Warehouse Facility VIII
Maximum outstanding principal balance	$100.0	$82.0
Average outstanding principal balance	19.4	5.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2024	2023
Revolving Secured Lines of Credit
Principal balance outstanding	$0.1	$79.2
Amount available for borrowing (1)	409.9	330.8
Interest rate	6.37%	7.33%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	500.0	400.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	2.5	1.0
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	1.5
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	250.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	0.8
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	529.0	597.3
Restricted cash and cash equivalents pledged as collateral	41.7	47.6
Interest rate	5.43%	5.15%
Term ABS 2020-3
Principal balance outstanding	$—	$110.3
Loans pledged as collateral	—	418.4
Restricted cash and cash equivalents pledged as collateral	—	42.3
Interest rate	—%	2.06%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	112.0	112.8
Restricted cash and cash equivalents pledged as collateral	8.7	8.8
Interest rate	6.60%	7.56%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2024	2023
Term ABS 2021-2
Principal balance outstanding	$—	$188.2
Loans pledged as collateral	—	415.5
Restricted cash and cash equivalents pledged as collateral	—	37.3
Interest rate	—%	1.38%
Term ABS 2021-3
Principal balance outstanding	$—	$265.0
Loans pledged as collateral	—	396.3
Restricted cash and cash equivalents pledged as collateral	—	33.8
Interest rate	—%	1.24%
Term ABS 2021-4
Principal balance outstanding	$63.6	$221.6
Loans pledged as collateral	167.0	255.2
Restricted cash and cash equivalents pledged as collateral	16.4	21.0
Interest rate	1.89%	1.46%
Term ABS 2022-1
Principal balance outstanding	$236.6	$350.0
Loans pledged as collateral	310.0	378.2
Restricted cash and cash equivalents pledged as collateral	24.9	27.4
Interest rate	5.24%	5.03%
Term ABS 2022-2
Principal balance outstanding	$300.0	$200.0
Loans pledged as collateral	406.0	212.1
Restricted cash and cash equivalents pledged as collateral	25.2	14.7
Interest rate	7.29%	7.66%
Term ABS 2022-3
Principal balance outstanding	$347.6	$389.9
Loans pledged as collateral	395.2	418.9
Restricted cash and cash equivalents pledged as collateral	29.1	28.9
Interest rate	7.82%	7.68%
Term ABS 2023-1
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	453.0	611.6
Restricted cash and cash equivalents pledged as collateral	33.1	38.5
Interest rate	6.92%	6.92%
Term ABS 2023-2
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	533.3	701.7
Restricted cash and cash equivalents pledged as collateral	36.8	42.0
Interest rate	6.39%	6.39%
Term ABS 2023-3
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	524.9	643.8
Restricted cash and cash equivalents pledged as collateral	36.5	40.3
Interest rate	6.86%	6.86%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2024	2023
Term ABS 2023-A
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	252.0	273.4
Restricted cash and cash equivalents pledged as collateral	17.7	17.2
Interest rate	7.51%	7.51%
Term ABS 2023-5
Principal balance outstanding	$294.0	$294.0
Loans pledged as collateral	398.7	433.9
Restricted cash and cash equivalents pledged as collateral	32.9	52.2
Interest rate	6.54%	6.54%
Term ABS 2024-A
Principal balance outstanding	$200.0	$—
Loans pledged as collateral	248.4	—
Restricted cash and cash equivalents pledged as collateral	18.1	—
Interest rate	7.45%	—%
Term ABS 2024-1
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	553.3	—
Restricted cash and cash equivalents pledged as collateral	45.0	—
Interest rate	6.01%	—%
Term ABS 2024-2
Principal balance outstanding	$550.0	$—
Loans pledged as collateral	646.8	—
Restricted cash and cash equivalents pledged as collateral	42.0	—
Interest rate	6.21%	—%
Term ABS 2024-3
Principal balance outstanding	$600.0	$—
Loans pledged as collateral	700.9	—
Restricted cash and cash equivalents pledged as collateral	51.5	—
Interest rate	4.91%	—%
Term ABS 2024-B
Principal balance outstanding	$300.0	$—
Loans pledged as collateral	425.8	—
Restricted cash and cash equivalents pledged as collateral	37.9	—
Interest rate	6.13%	—%
2026 Senior Notes
Principal balance outstanding	$400.0	$400.0
Interest rate	6.625%	6.625%
2028 Senior Notes
Principal balance outstanding	$600.0	$600.0
Interest rate	9.250%	9.250%
Mortgage Note
Principal balance outstanding	$—	$8.4
Interest rate	—%	6.88%
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

Borrowings under our revolving secured line of credit facility, including any letters of credit issued under the facility, are subject to a borrowing-base limitation. This limitation equals 80% of the Dealer Loans Receivable constituting revolving credit facility collateral and 80% of Purchased Contract Balances constituting revolving credit facility collateral (each as defined in the agreement governing our revolving secured line of credit facility), less a hedging reserve (not exceeding $1.0 million), and less the amount of other outstanding debt secured by the collateral that secures our revolving secured line of credit facility. Borrowings under our revolving secured line of credit facility are secured by a lien on most of our assets that do not secure obligations under our Warehouse facilities or Term ABS financings.

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

Warehouse Facilities

We have five Warehouse facilities with total borrowing capacity of $1,325.0 million. Each of the facilities is with a different lender or group of lenders. Under each Warehouse facility, we can convey Loans to the applicable wholly owned subsidiary in return for cash and/or an increase in the value of our equity in such subsidiary. In turn, each such subsidiary pledges the Loans as collateral to secure financing that will fund the cash portion of the purchase price of the Loans. The financing provided to each such subsidiary under the applicable facility is generally limited to the lesser of 80% of the outstanding balance of the conveyed Loans, as determined in accordance with the applicable agreement, plus certain restricted cash and cash equivalents pledged as collateral, or the facility limit.

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

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with each of these transactions, we conveyed Loans on an arms-length basis to a Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than the Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, 2023-A, and 2024-B financings, conveyed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, 2023-A, and 2024-B financings pledged the Loans for the benefit of their respective lenders. The Term ABS 2021-4, 2023-1, 2023-2, 2023-3, 2023-A, 2023-5, 2024-A, 2024-1, 2024-2, and 2024-3 financings each consist of three classes of notes (or, in the case of the Term ABS 2023-A and Term ABS 2024-B, three classes of loans), while the Term ABS 2022-1 and Term ABS 2022-3 financings consist of four classes of notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Each Term ABS financing at the time of issuance has a specified revolving period during which we are likely to convey additional Loans to the applicable Funding LLC. Each Funding LLC (other than the Funding LLCs of the Term ABS 2019-2, 2021-1, 2022-2, 2023-A, and 2024-B financings) will then convey the Loans to its respective trust. At the end of the applicable revolving period, the debt outstanding under each financing will begin to amortize.

The Term ABS financings create indebtedness for which the applicable trust or Funding LLC is liable and which is secured by all the assets of the applicable trust or Funding LLC. Such indebtedness is non-recourse to us (other than customary, limited recourse to us in the form of repurchase obligations or indemnification obligations for any violations by us of our representations or obligations as seller, servicer, or custodian), even though we are consolidated for financial reporting purposes with the trusts and the Funding LLCs. Because the trusts and the Funding LLCs are organized as bankruptcy-remote legal entities separate from us, their assets (including the conveyed Loans) are not available to any creditors other than the creditors of the applicable subsidiary. We receive a monthly servicing fee on each financing equal to 4% of the collections received with respect to the conveyed Loans. The fee is paid out of the collections. Except for the servicing fee and Dealer Holdback payments due to Dealers, if a Term ABS financing is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees, and other related costs have been paid in full. If a Term ABS financing is in its revolving period, the applicable trust or Funding LLC is entitled to the portion of such collections available after application of any amounts necessary to acquire additional Loans from us and to pay accrued interest on the debt and any other transaction expenses, provided that any necessary principal payments are made to compensate for certain reductions in the balance of eligible loans or, in the case of the Term ABS 2019-2 financing and Term ABS financings occurring after the Term ABS 2021-3 financing, certain reductions in forecasted collections. In addition, in our capacity as servicer of the Loans, we have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances. For those Funding LLCs with a trust, when the trust’s indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. For all Funding LLCs, after the indebtedness is paid in full, any remaining collections will ultimately be available to be distributed to us as the sole member of the respective Funding LLC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Mortgage Note

We had a mortgage note with a commercial bank that was secured by a first mortgage lien on a building acquired by us and an assignment of all leases, rents, revenues, and profits under all present and future leases of the building. The note was paid off in full during the second quarter of 2024 in connection with the sale of the related building.

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2024 are as follows:

(In millions)
Year	Revolving Secured Lines of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes	Total
2025	$—	$—	$1,249.6	$—	$1,249.6
2026	—	—	2,146.9	400.0	2,546.9
2027	0.1	—	1,924.7	—	1,924.8
2028	—	—	70.6	600.0	670.6
2029	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	$0.1	$—	$5,391.8	$1,000.0	$6,391.9
(1)The principal maturities of the Term ABS financings are estimated based on forecasted collections.

Debt Covenants

As of December 31, 2024, we were in compliance with our covenants under our revolving secured line of credit facility, our Warehouse facilities, our Term ABS financings, the senior notes indentures, and the RTP Facility.

Our revolving secured line of credit facility and our Warehouse facilities include covenants that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization, and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock. Our Warehouse facilities and Term ABS financings contain covenants that measure the performance of the conveyed assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10.    INCOME TAXES

Income Tax Provision

The income tax provision consists of the following:

(In millions)	For the Years Ended December 31,
	2024	2023	2022
Income before provision for income taxes:	$329.5	$367.6	$711.7
Current provision for income taxes:
Federal	116.1	97.1	152.7
State	32.9	20.2	28.5
	149.0	117.3	181.2
Deferred provision for income taxes:
Federal	(47.9)	(26.4)	(10.8)
State	(22.5)	(11.6)	3.1
	(70.4)	(38.0)	(7.7)
Interest and penalties expense:
Interest	3.0	2.2	2.4
Penalties	—	—	—
	3.0	2.2	2.4
Provision for income taxes	$81.6	$81.5	$175.9

Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In millions)	As of December 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses	$831.7	$741.2
Stock-based compensation	14.3	14.6
Deferred state net operating loss	25.3	13.7
Other, net	15.2	14.1
Total deferred tax assets	886.5	783.6
Deferred tax liabilities:
Valuation of Loans receivable	1,195.8	1,158.9
Deferred Loan origination costs	1.8	1.6
Other, net	8.0	12.3
Total deferred tax liabilities	1,205.6	1,172.8
Net deferred tax liability	$319.1	$389.2

The deferred state net operating loss tax asset arising from the operating loss carryforward for state income tax purposes is expected to expire at various times beginning in 2034, if not utilized. We do not anticipate expiration of the net operating loss carryforwards prior to their utilization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Effective Income Tax Rate

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Years Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes	3.1%	2.7%	3.8%
Non-deductible executive compensation expense	2.1%	1.3%	0.5%
Excess tax benefits from stock-based compensation plans	-1.6%	-3.0%	-0.8%
Other	0.2%	0.2%	0.2%
Effective income tax rate	24.8%	22.2%	24.7%

State and local income taxes

For the year ended December 31, 2024, the impact of state and local income taxes on our effective income tax rate increased from 2023, primarily due to an adjustment to an uncertain tax position estimate for state income taxes during the second quarter of 2024 and changes in state tax laws that were enacted during the second quarter of 2024.

For the year ended December 31, 2023, the impact of state and local income taxes on our effective income tax rate decreased from 2022 primarily due to the settlement of an uncertain tax position for state income taxes during the second quarter of 2023.

Non-deductible executive compensation expense

We recognize non-deductible executive compensation expense as an increase of provision for income taxes or a reduction of benefit for income taxes. For the year ended December 31, 2024, the impact of non-deductible executive compensation expense on our effective income tax rate increased from 2023, primarily due to an increase in non-deductible executive compensation expense.

Excess tax benefits from stock-based compensation

We recognize an excess tax benefit or tax deficiency when the deduction for the stock-based compensation expense of a stock award for tax purposes differs from the cumulative stock-based compensation expense recognized in the financial statements. The excess tax benefit or tax deficiency is recognized in provision for income taxes in the period in which the amount of the deduction is determined, which is when restricted stock vests, restricted stock units are settled in common stock, or stock options are exercised. Excess tax benefits reduce our effective income tax rate, while tax deficiencies increase our effective income tax rate. The decrease in the impact of excess tax benefits on our effective income tax rate for the year ended December 31, 2024 as compared to 2023 was primarily due to a decrease in the number of restricted stock units that were settled in common stock during 2024 due to the timing of long-term stock award grants.

Unrecognized Tax Benefits

The following table is a summary of changes in gross unrecognized tax benefits:

(In millions)	For the Years Ended December 31,
	2024	2023	2022
Unrecognized tax benefits at January 1,	$61.0	$57.1	$49.4
Additions for tax positions of the current year	20.3	16.2	14.5
Additions for tax positions of prior years	2.8	—	—
Reductions for tax positions of prior years	(0.2)	(0.1)	—
Settlements	(3.2)	(3.7)	—
Reductions as a result of a lapse of the statute of limitations	(7.7)	(8.5)	(6.8)
Unrecognized tax benefits at December 31,	$73.0	$61.0	$57.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The total amount of gross unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods was $73.0 million as of December 31, 2024. As of December 31, 2024, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months. Accrued interest related to uncertain tax positions was $17.9 million and $15.1 million as of December 31, 2024 and 2023, respectively.

We are subject to income tax in federal, state, and local jurisdictions. We are generally no longer subject to tax examinations on federal returns filed for years prior to 2021 and state and local returns filed for years prior to 2018.

11.    NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Years Ended December 31,
	2024	2023	2022
Weighted average shares outstanding:
Common shares	12,159,941	12,728,888	13,197,912
Vested restricted stock units	163,320	224,536	365,973
Basic number of weighted average shares outstanding	12,323,261	12,953,424	13,563,885
Dilutive effect of restricted stock units and stock options	146,022	57,311	61,196
Dilutive number of weighted average shares outstanding	12,469,283	13,010,735	13,625,081

The following outstanding stock awards were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2024	2023	2022
Stock options	69,083	228,998	189,465
Restricted stock units	240	3,185	2,827
Total	69,323	232,183	192,292

12.    STOCK REPURCHASES

The following table summarizes our stock repurchases for the years ended December 31, 2024, 2023, and 2022:

(Dollars in millions)	For the Years Ended December 31,
	2024		2023		2022
Stock Repurchases	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost
Open Market (2)	560,916	$300.4	352,062	$175.1	1,467,481	$773.0
Other (3)	27,109	12.9	57,255	27.5	24,000	11.5
Total	588,025	$313.3	409,317	$202.6	1,491,481	$784.5

(1)Total cost of repurchases includes excise tax.
(2)Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or otherwise. On August 21, 2023, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of December 31, 2024, we had authorization to repurchase 1,245,091 shares of our common stock.
(3)Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the settlement of restricted stock units in common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

13.           STOCK-BASED COMPENSATION PLANS

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), at any time prior to April 12, 2031, we can grant stock-based awards in the form of restricted stock, restricted stock units, and stock options to team members, officers, directors, and contractors. On April 10, 2024, our board of directors approved an amendment to the Incentive Plan, subject to shareholder approval, increasing the number of shares authorized for issuance by 250,000 shares, to 3,250,000 shares. Shareholder approval was received at our annual meeting of shareholders on June 5, 2024. The shares available for future grants under the Incentive Plan totaled 310,552 as of December 31, 2024.

Restricted Stock Units

We grant performance-based and time-based restricted stock units to team members and directors in accordance with the Incentive Plan. The grant-date fair value per share is estimated to equal the market price of our common stock on the date of grant. Each restricted stock unit represents and has a value equal to one share of common stock. Based on the terms of individual restricted stock unit grant agreements, restricted stock units vest under one of the following methods:

•For executive officers and senior leaders, over a period of ten years, based on continuous employment.
•For certain team members, over a period of three or four years, based on continuous employment.
•For independent directors, over a period of three years, based on continuous service as a director.

A summary of the restricted stock unit (“RSU”) activity under the Incentive Plan for the year ended December 31, 2024, is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (2) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2023	203,444	$179.13
Granted	401,670	484.58
Converted	(68,503)	181.30
Forfeited	(3,164)	466.28
Outstanding as of December 31, 2024 (1)	533,447	$407.15	$250.4	4.1	(3)
Vested as of December 31, 2024	110,140	$113.85	$51.7	1.0

(1)No RSUs outstanding at December 31, 2024 were convertible to shares of common stock.
(2)The intrinsic value of RSUs is measured by applying the closing stock price as of December 31, 2024 to the applicable number of units.
(3)The calculation of weighted average remaining contractual term of RSUs outstanding excludes 98,497 RSUs that are to be settled in common stock on future dates that are currently not known, as they are contingent on the timing of the team members' retirement from the Company.
The grant-date weighted average fair value of RSUs granted in 2024, 2023, and 2022 was $484.58, $454.04, and $488.27, respectively. The total intrinsic value of RSUs settled in common stock during 2024, 2023, and 2022 was $32.2 million, $84.8 million, and $27.5 million, respectively.

Stock option grants

We have granted time-based stock options to team members and directors in accordance with the Incentive Plan. Based on the terms of individual stock option grant agreements, the stock options:

•vest and become exercisable in three or four equal annual installments beginning on the first anniversary of the date on which the options were granted, based on continuous employment or service, and
•expire either six or ten years from the date of the grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of the stock option activity under the Incentive Plan for the year ended December 31, 2024, is presented below:

Stock Options	Number of Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2023	655,200	$365.93
Exercised	(45,776)	340.17
Forfeited	(3,958)	366.45
Outstanding as of December 31, 2024	605,466	$367.88	$64.5	3.0
Exercisable as of December 31, 2024	537,342	$357.60	$61.6	2.8
Unvested as of December 31, 2024	68,124	$448.94	$2.9	4.6

(1)The intrinsic value of stock options is the amount by which the market price of the stock as of December 31, 2024 exceeded the exercise price of the options.

The total intrinsic value of stock options exercised during 2024 was $10.0 million. Net cash proceeds from the exercise of stock options in 2024 was $15.6 million.

Stock-based compensation expense

Stock-based compensation expense consists of the following:

(In millions)	For the Years Ended December 31,
	2024	2023	2022
Stock options	$32.9	$33.5	$33.8
Restricted stock units	12.1	5.6	2.7
Total	$45.0	$39.1	$36.5

Pursuant to our Amended and Restated Incentive Compensation Plan, we can grant stock-based awards in the form of restricted stock, restricted stock units, and stock options to team members, officers, directors, and contractors. Instead of a short-term compensation program providing for rolling, annual equity awards to our executive officers and senior leaders, we utilize a multi-year compensation program that grants a one-time equity award at the beginning of the compensation program period that is intended to incentivize recipients over the multi-year compensation period. Our current compensation program for executive officers and senior leaders covers the 2025 through 2034 compensation period and included a one-time equity award in December 2024 with a vesting period of ten years. We expect to recognize the remaining expense for stock-based awards outstanding as of December 31, 2024 over a weighted-average period of 4.3 years as follows:

(In millions)
For the Years Ended December 31,	Restricted Stock Units	Stock Options	Total Projected Expense
2025	$33.2	$5.0	$38.2
2026	29.5	1.2	30.7
2027	23.6	—	23.6
2028	19.7	—	19.7
2029	17.2	—	17.2
Thereafter	71.7	—	71.7
Total	$194.9	$6.2	$201.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

14.    BUSINESS SEGMENT AND OTHER INFORMATION

Business Segment Overview

We identify operating segments as components of our business for which separate financial information is regularly evaluated by our Chief Executive Officer, who acts as the chief operating decision-maker (“CODM”), in assessing performance and making decisions regarding resource allocation. We periodically review and redefine our segment reporting as internal management reporting practices evolve and the components of our business change. Currently, the CODM reviews consolidated financial statements and metrics to assess performance and allocate resources. Thus, we have determined that we operate in one reportable operating segment that represents our core business of offering Dealers innovative financing solutions and related products and services that enable them to sell vehicles to consumers, regardless of their credit history.

The consolidated financial statements reflect the financial results of our one reportable operating segment. The accounting policies of this segment are the same as those described in the summary of significant accounting policies in Note 2. The CODM assesses performance for our one reportable operating segment and decides how to allocate resources based on net income, as reported on our consolidated statements of income, and total assets, as reported on our consolidated balance sheets.

Geographic Information

For the three years ended December 31, 2024, 2023, and 2022, all of our revenues were derived from the United States.  As of December 31, 2024 and 2023, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of innovative financing solutions that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer ancillary products on vehicles financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during 2024, 2023, or 2022. Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2024 or 2023.

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

On December 1, 2021, we received a subpoena from the Office of the Attorney General for the State of California seeking documents and information regarding GAP products, GAP product administration, and refunds. We have cooperated with this inquiry and cannot predict the eventual scope, duration, or outcome at this time. As a result, we are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this investigation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
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

Lease Commitments

We lease office equipment and, until December 31, 2022, we also leased office space. We expect that, in the normal course of business, leases will be renewed or replaced by other leases.  Total rental expense on all operating leases was $2.0 million for 2024, $1.2 million for 2023, and $1.3 million for 2022. Contingent rentals under the operating leases were insignificant. Our total minimum future lease commitments under operating leases as of December 31, 2024 are as follows:

(In millions)
Year	Minimum Future Lease Commitments
2025	$1.0
2026	0.6
2027	0.1
2028	—
2029	—
Total	$1.7

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

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2024, and their attestation report dated February 12, 2025 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Credit Acceptance Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 12, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 12, 2025

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2024, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of Credit Acceptance Corporation.

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

Our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), which was approved by shareholders on July 21, 2021, and amendments to which were approved by shareholders on June 2, 2023 and June 5, 2024, provides for the granting of restricted stock, restricted stock units, and stock options to team members, officers, and directors.

The following table sets forth (1) the number of shares of common stock to be issued upon the exercise of outstanding stock options or restricted stock units, (2) the weighted average exercise price of outstanding options, if applicable, and (3) the number of shares remaining available for future issuance, as of December 31, 2024:

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options (a)	Number of shares remaining available for future issuance under equity compensation plans (b)
Equity compensation plan approved by shareholders:
Incentive Plan	1,138,913	$367.88	310,552

(a)The weighted average exercise price in this column does not take into account restricted stock units that are outstanding under the Incentive Plan, which have no exercise price.
(b)For additional information regarding our equity compensation plans, including grants of restricted stock units, see Note 13 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

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
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2024 and 2023
— Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022
— Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022
— Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
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
4.27	Second Amendment to Loan and Security Agreement, dated as of July 25, 2019, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.105 to the Company’s Current Report on Form 8-K filed July 26, 2019).
4.28	Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, the lenders from time to time party thereto, Citizens Bank N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.29	Sale and Contribution Agreement, dated as of July 26, 2019, between the Company and CAC Warehouse Funding LLC VIII (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.30	Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.31	First Amendment to Amended and Restated Loan and Security Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, Citizens Bank, N.A., BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.32	Amended and Restated Backup Servicing Agreement, dated as of July 26, 2019, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed July 29, 2019).
4.33	Loan and Security Agreement, dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed September 4, 2019).

4.34	Backup Servicing Agreement, dated as of August 28, 2019, among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.35	Sale and Contribution Agreement, dated as of August 28, 2019, between the Company and Credit Acceptance Funding LLC 2019-2 (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed September 4, 2019).
4.36	Second Amended and Restated Backup Servicing Agreement, dated as of August 16, 2019, among the Company, CAC Warehouse Funding LLC II, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019).
4.37	Sixth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 30, 2020, among the Company, Comerica Bank, and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed July 1, 2020).
4.38	Fifth Amendment to Loan and Security Agreement, dated as of December 16, 2020, among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.129 to the Company’s Current Report on Form 8-K filed December 18, 2020).
4.39	Seventh Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of December 15, 2020, among the Company, Comerica Bank, and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.128 to the Company’s Current Report on Form 8-K filed December 18, 2020).
4.40
Loan and Security Agreement, dated as of January 29, 2021, among the Company, Credit Acceptance Funding LLC 2021-1, Fifth Third Bank, National Association, and Systems and Services Technologies, Inc. (incorporated by reference to Exhibit 4.130 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.41
Backup Servicing Agreement, dated as of January 29, 2021, among the Company, Credit Acceptance Funding LLC 2021-1, Fifth Third Bank, National Association, and Systems and Services Technologies, Inc. (incorporated by reference to Exhibit 4.131 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.42
Sale and Contribution Agreement, dated as of January 29, 2021, between the Company and Credit Acceptance Funding LLC 2021-1 (incorporated by reference to Exhibit 4.132 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.43
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of January 29, 2021, among the Company, CAC Warehouse Funding LLC IV, and Bank of Montreal (incorporated by reference to Exhibit 4.134 to the Company’s Current Report on Form 8-K filed February 4, 2021).

4.44
Sixth Amendment to Loan and Security Agreement, dated as of March 22, 2021, among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.109 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).

4.45	First Amendment to Loan and Security Agreement, dated as of March 22, 2021, among the Company, Credit Acceptance Funding LLC 2021-1, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.110 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).
4.46
Seventh Amended and Restated Loan and Security Agreement, dated as of April 30, 2021, among the Company, CAC Warehouse Funding LLC II, the lenders from time to time party thereto, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

4.47
Fifth Amended and Restated Sale and Contribution Agreement, dated as of April 30, 2021, between the Company and CAC Warehouse Funding LLC II (incorporated by reference to Exhibit 4.118 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).

4.48
First Amendment to the Loan and Security Agreement, dated as of September 1, 2021, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank N.A.. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed September 8, 2021).

4.49
Eighth Amendment to Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of October 6, 2021, among the Company, Comerica Bank, and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.120 to the Company’s Current Report on Form 8-K filed October 12, 2021).

4.50
Third Amendment to Loan and Security Agreement dated as of October 15, 2021 among the Company, CAC Warehouse Funding Corporation VI, and Flagstar Bank, FSB (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed October 21, 2021).

4.51
Indenture dated as of October 28, 2021, between Credit Acceptance Auto Loan Trust 2021-4 and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.52
Sale and Servicing Agreement dated as of October 28, 2021 among the Company, Credit Acceptance Auto Loan Trust 2021-4, Credit Acceptance Funding LLC 2021-4, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.53
Backup Servicing Agreement dated as of October 28, 2021, among the Company, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Auto Loan Trust 2021-4, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.54
Amended and Restated Trust Agreement dated as of October 28, 2021, between Credit Acceptance Funding LLC 2021-4 and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.125 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.55
Sale and Contribution Agreement dated as of October 28, 2021, between the Company and Credit Acceptance Funding LLC 2021-4 (incorporated by reference to Exhibit 4.126 to the Company’s Current Report on Form 8-K filed November 2, 2021).

4.56	Indenture dated as of June 16, 2022, between Credit Acceptance Auto Loan Trust 2022-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.94 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.57	Sale and Servicing Agreement, dated as of June 16, 2022, among the Company, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Funding LLC 2022-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.95 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.58	Backup Servicing Agreement, dated as of June 16, 2022, among the Company, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Auto Loan Trust 2022-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.96 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.59	Amended and Restated Trust Agreement, dated as of June 16, 2022, among Credit Acceptance Funding LLC 2022-1, each of the initial members of the Board of Trustees of the Trust and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.97 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.60	Sale and Contribution Agreement, dated as of June 16, 2022, between the Company and Credit Acceptance Funding LLC 2022-1 (incorporated by reference to Exhibit 4.98 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.61	Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of June 16, 2022, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.62	Ninth Amendment to the Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of June 22, 2022, among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.101 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.63	Amendment No. 1 to Loan and Security Agreement and Backup Servicing Agreement, dated as of August 12, 2022, among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.102 to the Company’s Current Report on Form 8-K filed August 17, 2022).
4.64	Second Amendment to Loan and Security Agreement, dated as of July 22, 2022, among Credit Acceptance Corporation, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.103 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).
4.65	Seventh Amendment to Loan and Security Agreement, dated as of July 28, 2022, among Credit Acceptance Corporation, CAC Warehouse Funding LLC V and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.104 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).

4.66	Second Amendment to Loan and Security Agreement, dated as of July 28, 2022, among Credit Acceptance Corporation, Credit Acceptance Funding LLC 2021-1 and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.105 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).
4.67	Indenture dated as of November 3, 2022, between Credit Acceptance Auto Loan Trust 2022-3 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.68	Sale and Servicing Agreement, dated as of November 3, 2022, among the Company, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Funding LLC 2022-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.69	Backup Servicing Agreement, dated as of November 3, 2022, among the Company, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Funding LLC 2022-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.70	Amended and Restated Trust Agreement, dated as of November 3, 2022, between Credit Acceptance Funding LLC 2022-3, each of the initial members of the Board of Trustees of the Trust, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.109 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.71	Sale and Contribution Agreement, dated as of November 3, 2022, between the Company and Credit Acceptance Funding LLC 2022-3 (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.72	Loan and Security Agreement, dated as of December 15, 2022, among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, BMO Capital Markets Corp., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed December 21, 2022).
4.73	Backup Servicing Agreement, dated as of December 15, 2022, among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, BMO Capital Markets Corp., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed December 21, 2022).
4.74	Sale and Contribution Agreement, dated as of December 15, 2022, between the Company and Credit Acceptance Funding LLC 2022-2 (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed December 21, 2022).
4.75	Eighth Amendment to Loan and Security Agreement, dated as of December 27, 2022, among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.116 to the Company’s Current Report on Form 8-K filed January 3, 2023).
4.76	Third Amendment to Loan and Security Agreement, dated as of December 27, 2022, among the Company, Credit Acceptance Funding LLC 2021-1, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Current Report on Form 8-K filed January 3, 2023).
4.77	Amendment No. 1 to Letter Agreement dated November 15, 2022, between Chapter 4 Properties LLC and Comerica Bank (incorporated by reference to Exhibit 4.110 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).
4.78	Indenture, dated as of March 16, 2023, between Credit Acceptance Auto Loan Trust 2023-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed March 22, 2023).
4.79	Backup Servicing Agreement, dated as of March 16, 2023, among the Company, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Auto Loan Trust 2023-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed March 22, 2023).
4.80	Sale and Contribution Agreement, dated as of March 16, 2023, between the Company and Credit Acceptance Funding LLC 2023-1 (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed March 22, 2023).
4.81	Amended and Restated Trust Agreement, dated as of March 16, 2023, among Credit Acceptance Funding LLC 2023-1, the initial members of the Board of Trustees of the Trust, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed March 16, 2023).

4.82	Sale and Servicing Agreement, dated as of March 16, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Funding LLC 2023-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.116 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).
4.83	Amendment No. 1 to the Seventh Amended and Restated Loan and Security Agreement, dated as of April 28, 2023, among the Company, CAC Warehouse Funding LLC II, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Current Report on Form 8-K filed May 4, 2023).
4.84	Indenture, dated as of May 25, 2023, between Credit Acceptance Auto Loan Trust 2023-2 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.85	Backup Servicing Agreement, dated as of May 25, 2023, among the Company, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Auto Loan Trust 2023-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.86	Sale and Contribution Agreement, dated as of May 25, 2023, between the Company and Credit Acceptance Funding LLC 2023-2 (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.87	Amended and Restated Trust Agreement, dated as of May 25, 2023, among Credit Acceptance Funding LLC 2023-2, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.88	Sale and Servicing Agreement, dated as of May 25, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Funding LLC 2023-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.89	Eleventh Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 22, 2023, among the Company, Comerica Bank and the other banks signatory thereto, and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed June 28, 2023).
4.90	Amendment No. 2 to Loan and Security Agreement, dated as of May 15, 2023, among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.125 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023).
4.91	Ninth Amendment to Loan and Security Agreement, dated as of July 10, 2023, among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.126 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023).
4.92	Fourth Amendment to Loan and Security Agreement, dated as of July 10, 2023, among the Company, Credit Acceptance Funding LLC 2021-1, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.127 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023).
4.93	Fifth Amendment to Loan and Security Agreement, dated as of August 4, 2023, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, N.A. (incorporated by reference to Exhibit 4.128 to the Company's Current Report on Form 8-K filed August 9, 2023).
4.94	Indenture, dated as of August 24, 2023, between Credit Acceptance Auto Loan Trust 2023-3 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.129 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.95	Backup Servicing Agreement, dated as of August 24, 2023, among the Company, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Auto Loan Trust 2023-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.130 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.96	Sale and Contribution Agreement, dated as of August 24, 2023, between the Company and Credit Acceptance Funding LLC 2023-3 (incorporated by reference to Exhibit 4.132 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.97	Amended and Restated Trust Agreement, dated as of August 24, 2023, among Credit Acceptance Funding LLC 2023-3, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.133 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.98	Sale and Servicing Agreement, dated as of August 24, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Funding LLC 2023-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.134 to the Company's Current Report on Form 8-K filed August 30, 2023).

4.99	Third Amendment to Loan and Security Agreement, dated as of September 21, 2023, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.135 to the Company's Current Report on Form 8-K filed September 26, 2023).
4.100	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of August 30, 2023, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.136 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).
4.101	First Amendment to Loan and Security Agreement, dated as of August 30, 2023, among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, and BMO Capital Markets Corp. (incorporated by reference to Exhibit 4.137 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).
4.102	Loan and Security Agreement, dated as of November 30, 2023, among the Company, Credit Acceptance Funding LLC 2023-A, the lenders from time to time party thereto, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.138 to the Company’s Current Report on Form 8-K filed December 4, 2023).
4.103	Backup Servicing Agreement, dated as of November 30, 2023, among the Company, Credit Acceptance Funding LLC 2023-A, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.139 to the Company’s Current Report on Form 8-K filed December 4, 2023).
4.104	Sale and Contribution Agreement, dated as of November 30, 2023, between the Company and Credit Acceptance Funding LLC 2023-A (incorporated by reference to Exhibit 4.141 to the Company’s Current Report on Form 8-K filed December 4, 2023).
4.105	Indenture, dated as of December 21, 2023, between Credit Acceptance Auto Loan Trust 2023-5 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.143 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.106	Backup Servicing Agreement, dated as of December 21, 2023, among the Company, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Auto Loan Trust 2023-5, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.144 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.107	Sale and Contribution Agreement, dated as of December 21, 2023, between the Company and Credit Acceptance Funding LLC 2023-5 (incorporated by reference to Exhibit 4.146 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.108	Amended and Restated Trust Agreement, dated as of December 21, 2023, among Credit Acceptance Funding LLC 2023-5, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.147 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.109	Sale and Servicing Agreement, dated as of December 21, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-5, Credit Acceptance Funding LLC 2023-5, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.148 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.110	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of December 29, 2023, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., Computershare Trust Company, N.A., and (with respect to Section 9 thereof) Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.149 to the Company’s Current Report on Form 8-K filed January 4, 2024).
4.111	Fifth Amendment to Loan and Security Agreement, dated as of February 16, 2024, among the Company, Credit Acceptance Funding LLC 2021-1, Fifth Third Bank, National Association, and Systems and Services Technologies, Inc. (incorporated by reference to Exhibit 4.132 to the Company’s Current Report on Form 8-K filed February 22, 2024).
4.112	Sale and Servicing Agreement, dated as of February 27, 2024, among the Company, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Funding LLC 2024-A, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.133 to the Company’s Current Report on Form 8-K filed February 29, 2024).
4.113	Backup Servicing Agreement, dated as of February 27, 2024, among the Company, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Funding LLC 2024-A, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.134 to the Company’s Current Report on Form 8-K filed February 29, 2024).
4.114	Sale and Contribution Agreement, dated as of February 27, 2024, between the Company and Credit Acceptance Funding LLC 2024-A (incorporated by reference to Exhibit 4.136 to the Company’s Current Report on Form 8-K filed February 29, 2024).

4.115	Amended and Restated Trust Agreement, dated as of February 27, 2024, among Credit Acceptance Funding LLC 2024-A, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.137 to the Company’s Current Report on Form 8-K filed February 29, 2024).
4.116	Indenture, dated as of February 27, 2024, between Credit Acceptance Auto Loan Trust 2024-A and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.138 to the Company’s Current Report on Form 8-K filed February 29, 2024).
4.117	Indenture, dated as of March 28, 2024, between Credit Acceptance Auto Loan Trust 2024-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.139 to the Company’s Current Report on Form 8-K filed April 3, 2024).
4.118	Backup Servicing Agreement, dated as of March 28, 2024, among the Company, Credit Acceptance Funding LLC 2024-1, Credit Acceptance Auto Loan Trust 2024-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.140 to the Company’s Current Report on Form 8-K filed April 3, 2024).
4.119	Sale and Contribution Agreement, dated as of March 28, 2024, between the Company and Credit Acceptance Funding LLC 2024-1 (incorporated by reference to Exhibit 4.142 to the Company’s Current Report on Form 8-K filed April 3, 2024).
4.120	Amended and Restated Trust Agreement, dated as of March 28, 2024, among Credit Acceptance Funding LLC 2024-1, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.143 to the Company’s Current Report on Form 8-K filed April 3, 2024).
4.121	Sale and Servicing Agreement, dated as of March 28, 2024, among the Company, Credit Acceptance Auto Loan Trust 2024-1, Credit Acceptance Funding LLC 2024-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.144 to the Company’s Current Report on Form 8-K filed April 3, 2024).
4.122	Twelfth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 17, 2024, among the Company, Comerica Bank and the other banks signatory thereto, and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.145 to the Company’s Current Report on Form 8-K filed June 20, 2024).
4.123	Indenture, dated as of June 20, 2024, between Credit Acceptance Auto Loan Trust 2024-2 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.146 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.124	Backup Servicing Agreement, dated as of June 20, 2024, among the Company, Credit Acceptance Funding LLC 2024-2, Credit Acceptance Auto Loan Trust 2024-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.147 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.125	Sale and Contribution Agreement, dated as of June 20, 2024, between the Company and Credit Acceptance Funding LLC 2024-2 (incorporated by reference to Exhibit 4.149 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.126	Amended and Restated Trust Agreement, dated as of June 20, 2024, among Credit Acceptance Funding LLC 2024-2, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.150 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.127	Sale and Servicing Agreement, dated as of June 20, 2024, among the Company, Credit Acceptance Auto Loan Trust 2024-2, Credit Acceptance Funding LLC 2024-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.151 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.128	Second Amendment to Loan and Security Agreement, dated as of June 21, 2024, among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, Fairway Finance Company, LLC, and BMO Capital Markets Corp. (incorporated by reference to Exhibit 4.152 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.129	Thirteenth Amendment to Sixth Amended and Restated Credit Agreement, dated as of July 26, 2024, among the Company, Comerica Bank and the other banks signatory thereto, and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.153 to the Company’s Current Report on Form 8-K filed July 31, 2024).
4.130	Consent, dated June 26, 2024, under the Loan and Security Agreement, dated as of November 30, 2023, among the Company, Credit Acceptance Funding LLC 2023-A, the lenders from time to time party thereto, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.154 to the Company’s Current Report on Form 8-K filed July 31, 2024).

4.131	Amendment No. 2 to the Seventh Amended and Restated Loan and Security Agreement, dated as of July 26, 2024, among CAC Warehouse Funding LLC II, the Company, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.155 to the Company’s Current Report on Form 8-K filed July 31, 2024).
4.132	Amendment No. 3 to Loan and Security Agreement, dated as of September 19, 2024, among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.156 to the Company’s Current Report on Form 8-K filed September 24, 2024).
4.133	Amendment No. 3 to the Seventh Amended and Restated Loan and Security Agreement, dated as of September 19, 2024, among CAC Warehouse Funding LLC II, the Company, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.157 to the Company’s Current Report on Form 8-K filed September 24, 2024).
4.134	Indenture, dated as of September 26, 2024, between Credit Acceptance Auto Loan Trust 2024-3 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.158 to the Company’s Current Report on Form 8-K filed October 2, 2024).
4.135	Backup Servicing Agreement, dated as of September 26, 2024, among the Company, Credit Acceptance Funding LLC 2024-3, Credit Acceptance Auto Loan Trust 2024-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.159 to the Company’s Current Report on Form 8-K filed October 2, 2024).
4.136	Sale and Contribution Agreement, dated as of September 26, 2024, between the Company and Credit Acceptance Funding LLC 2024-3 (incorporated by reference to Exhibit 4.161 to the Company’s Current Report on Form 8-K filed October 2, 2024).
4.137	Amended and Restated Trust Agreement, dated as of September 26, 2024, among Credit Acceptance Funding LLC 2024-3, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.162 to the Company’s Current Report on Form 8-K filed October 2, 2024).
4.138	Sale and Servicing Agreement, dated as of September 26, 2024, among the Company, Credit Acceptance Auto Loan Trust 2024-3, Credit Acceptance Funding LLC 2024-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.163 to the Company’s Current Report on Form 8-K filed October 2, 2024).
4.139	Sixth Amendment to Loan and Security Agreement, dated as of August 1, 2024, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, N.A. (incorporated by reference to Exhibit 4.164 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024).
4.140	Tenth Amendment to Loan and Security Agreement, dated as of December 5, 2024, among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.165 to the Company’s Current Report on Form 8-K filed December 10, 2024).
4.141	Loan and Security Agreement, dated as of December 20, 2024, among the Company, Credit Acceptance Funding LLC 2024-B, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.166 to the Company’s Current Report on Form 8-K filed December 23, 2024).
4.142	Backup Servicing Agreement, dated as of December 20, 2024 among the Company, Credit Acceptance Funding LLC 2024-B, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.167 to the Company’s Current Report on Form 8-K filed December 23, 2024).
4.143	Amended and Restated Intercreditor Agreement, dated December 20, 2024, among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2024-B, Credit Acceptance Funding LLC 2024-3, Credit Acceptance Funding LLC 2024-2, Credit Acceptance Funding LLC 2024-1, Credit Acceptance Funding LLC 2024-A, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Funding LLC 2023-A, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2024-3, Credit Acceptance Auto Loan Trust 2024-2, Credit Acceptance Auto Loan Trust 2024-1, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Auto Loan Trust 2023-5, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Auto Loan Trust 2021-4, Computershare Trust Company, N.A., Bank of Montreal, Fifth Third Bank, National Association, Flagstar Bank, National Association, Citizens Bank, N.A., and Comerica Bank (incorporated by reference to Exhibit 4.168 to the Company’s Current Report on Form 8-K filed December 23, 2024).
4.144	Sale and Contribution Agreement, dated as of December 20, 2024, between the Company and Credit Acceptance Funding LLC 2024-B (incorporated by reference to Exhibit 4.169 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.1	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10(q)(4) to the Company’s Current Report on Form 8-K filed February 28, 2007).*
10.2	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, April 6, 2009 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 10, 2009).*
10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(11) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*
10.4	Form of Board of Directors Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(12) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*
10.5	Restricted Stock Unit Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*
10.6	Restricted Stock Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*
10.7	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended March 26, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2012).*
10.8	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*
10.9	Shareholder Agreement, dated as of January 3, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed January 4, 2017).*
10.10	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).*
10.11	Amendment to Shareholder Agreement dated September 15, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).*
10.12	Amendment to Shareholder Agreement dated November 29, 2017, between the Company and Donald A. Foss.*
10.13	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).*
10.14	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).*
10.15	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).*
10.16	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).*
10.17	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).*
10.18
Settlement Agreement and Assurance of Discontinuance with the Commonwealth of Massachusetts (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed September 1, 2021).

10.19	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan as amended and restated April 12, 2021 (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed June 10, 2021).*
10.20	Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).*
10.21	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended effective June 2, 2023 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023).*
10.22	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended effective June 5, 2024 (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024).*
10.23	Amendment, effective September 19, 2024, to the Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024).*

10.24	Form of Restricted Stock Unit Award Agreement*
19	Securities trading policy.
21	List of Credit Acceptance Corporation subsidiaries.
23	Consent of Grant Thornton LLP.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy relating to recovery of erroneously awarded compensation (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).

*	Management contract or compensatory plan or arrangement.
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

CREDIT ACCEPTANCE CORPORATION

By:	/s/ KENNETH S. BOOTH
Kenneth S. Booth
Chief Executive Officer

Date:	February 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 12, 2025 on behalf of the registrant and in the capacities indicated.

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