Form 10-Q
period 2025-03-31
CREDIT ACCEPTANCE CORP
filed 2025-04-30
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of shares of Common Stock, $.01 par value, outstanding on April 23, 2025 was 11,603,475.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	March 31, 2025	December 31, 2024
ASSETS:
Cash and cash equivalents	$528.8	$343.7
Restricted cash and cash equivalents	591.8	501.3
Restricted securities available for sale	109.0	106.4

Loans receivable	11,476.7	11,289.1
Allowance for credit losses	(3,498.5)	(3,438.8)
Loans receivable, net	7,978.2	7,850.3

Property and equipment, net	13.7	14.7
Income taxes receivable	6.4	4.2
Other assets	30.1	34.0
Total assets	$9,258.0	$8,854.6

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$377.0	$315.8
Revolving secured lines of credit	1.4	0.1
Secured financing	5,618.0	5,361.5
Senior notes	1,085.8	991.3
Deferred income taxes, net	320.9	319.1
Income taxes payable	144.0	117.2
Total liabilities	7,547.1	7,105.0

Commitments and Contingencies - See Note 15
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 11,747,851 and 12,048,151 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	0.1	0.1
Paid-in capital	351.7	335.1
Retained earnings	1,358.5	1,414.7
Accumulated other comprehensive income (loss)	0.6	(0.3)
Total shareholders’ equity	1,710.9	1,749.6
Total liabilities and shareholders’ equity	$9,258.0	$8,854.6

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2025	2024
Revenue:
Finance charges	$526.7	$469.2
Premiums earned	23.5	21.9
Other income	20.9	16.9
Total revenue	571.1	508.0
Costs and expenses:
Salaries and wages	88.6	78.5
General and administrative	22.1	23.7
Sales and marketing	24.8	23.9
Total operating expenses	135.5	126.1

Provision for credit losses on forecast changes	76.3	87.2
Provision for credit losses on new Consumer Loan assignments	85.6	98.8
Total provision for credit losses	161.9	186.0

Interest	114.7	92.5
Provision for claims	16.1	17.0
Loss on extinguishment of debt	1.2	—
Total costs and expenses	429.4	421.6
Income before provision for income taxes	141.7	86.4
Provision for income taxes	35.4	22.1
Net income	$106.3	$64.3
Net income per share:
Basic	$8.79	$5.15
Diluted	$8.66	$5.08
Weighted average shares outstanding:
Basic	12,091,027	12,481,139
Diluted	12,279,446	12,646,529

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2025	2024
Net income	$106.3	$64.3
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	0.9	(0.2)
Other comprehensive income (loss)	0.9	(0.2)
Comprehensive income	$107.2	$64.1

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended March 31, 2025
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,048,151	$0.1	$335.1	$1,414.7	$(0.3)	$1,749.6
Net income	—	—	—	106.3	—	106.3
Other comprehensive income	—	—	—	—	0.9	0.9
Stock-based compensation	—	—	12.9	—	—	12.9
Repurchase of common stock	(329,063)	—	(1.9)	(162.5)	—	(164.4)
Restricted stock units settled in common stock	11,963	—	—	—	—	—
Stock options exercised	16,800	—	5.6	—	—	5.6
Balance, end of period	11,747,851	$0.1	$351.7	$1,358.5	$0.6	$1,710.9

(Dollars in millions)	For the Three Months Ended March 31, 2024
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,522,397	$0.1	$279.0	$1,475.6	$(1.0)	$1,753.7
Net income	—	—	—	64.3	—	64.3
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	10.9	—	—	10.9
Repurchase of common stock	(351,368)	—	(1.0)	(190.1)	—	(191.1)
Restricted stock units settled in common stock	7,125	—	—	—	—	—
Stock options exercised	42,426	—	14.6	—	—	14.6
Balance, end of period	12,220,580	$0.1	$303.5	$1,349.8	$(1.2)	$1,652.2

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$106.3	$64.3
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	161.9	186.0
Depreciation	1.2	2.2
Amortization	5.7	4.9
Provision for deferred income taxes	1.6	31.9
Stock-based compensation	12.9	10.9
Loss on extinguishment of debt	1.2	—
Other	0.2	0.4
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	27.3	16.6
Increase in income taxes receivable	(2.2)	(6.8)
Increase (decrease) in income taxes payable	26.8	(11.5)
Decrease in other assets	3.3	11.1
Net cash provided by operating activities	346.2	310.0
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(10.3)	(21.7)
Proceeds from sale of restricted securities available for sale	7.0	12.9
Maturities of restricted securities available for sale	1.8	1.5
Principal collected on Loans receivable	890.9	820.7
Advances to Dealers	(835.8)	(1,009.4)
Purchases of Consumer Loans	(276.9)	(307.6)
Accelerated payments of Dealer Holdback	(13.2)	(15.1)
Payments of Dealer Holdback	(54.8)	(64.9)
Purchases of property and equipment	(0.3)	(0.3)
Net cash used in investing activities	(291.6)	(583.9)
Cash Flows From Financing Activities:
Borrowings under revolving secured lines of credit	8.7	2,042.0
Repayments under revolving secured lines of credit	(7.4)	(1,951.7)
Proceeds from secured financing	651.0	1,062.8
Repayments of secured financing	(396.0)	(607.3)
Proceeds from issuance of senior notes	500.0	—
Repayment of senior notes	(400.0)	—
Payments of debt issuance costs	(10.6)	(6.3)
Repurchase of common stock	(164.4)	(191.1)
Proceeds from stock options exercised	5.6	14.6
Other	34.1	7.6
Net cash provided by financing activities	221.0	370.6
Net increase in cash and cash equivalents and restricted cash and cash equivalents	275.6	96.7
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	845.0	470.9
Cash and cash equivalents and restricted cash and cash equivalents end of period	$1,120.6	$567.6
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$99.5	$77.9
Cash paid during the period for income taxes, net of refunds	$6.5	$5.2

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2025 for items that could potentially be recognized or disclosed in these financial statements. We did not identify any items that would require disclosure in or adjustment to the consolidated financial statements.

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

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended March 31,
Consumer Loan Assignment Volume	2025	2024
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	82.0%	83.3%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2024	78.2%	21.8%	76.6%	23.4%
June 30, 2024	78.5%	21.5%	77.3%	22.7%
September 30, 2024	79.5%	20.5%	78.4%	21.6%
December 31, 2024	78.7%	21.3%	77.7%	22.3%
March 31, 2025	77.0%	23.0%	75.1%	24.9%
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

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Segment Information

We currently operate in one reportable segment which represents our core business of offering innovative financing solutions that enable automobile dealers to sell vehicles to consumers regardless of their credit history. For information regarding our one reportable segment and related entity wide disclosures, see Note 14.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of March 31, 2025 and December 31, 2024, we had $527.9 million and $342.7 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of March 31, 2025 and December 31, 2024, we had $585.9 million and $497.0 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Cash and cash equivalents	$528.8	$343.7	$8.4	$13.2
Restricted cash and cash equivalents	591.8	501.3	559.2	457.7
Total cash and cash equivalents and restricted cash and cash equivalents	$1,120.6	$845.0	$567.6	$470.9

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

We fully write off the outstanding balance of a Loan and the related allowance for credit losses once we are no longer forecasting any expected future net cash flows on the Loan. Under our partial write-off policy, we write off the amount of the outstanding balance of a Loan and the related allowance for credit losses, if any, that exceeds 200% of the present value of expected future net cash flows on the Loan, as we deem this amount to be uncollectable.

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

Methodology Changes. For the three months ended March 31, 2025 and 2024, we did not make any methodology changes for Loans that had a material impact on our financial statements.

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

Senior Notes. The fair value is determined using quoted market prices in an active market.

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of March 31, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$528.8	$528.8	$343.7	$343.7
Restricted cash and cash equivalents	591.8	591.8	501.3	501.3
Restricted securities available for sale	109.0	109.0	106.4	106.4
Loans receivable, net	7,978.2	9,058.0	7,850.3	8,922.7
Liabilities
Revolving secured lines of credit	$1.4	$1.4	$0.1	$0.1
Secured financing	5,618.0	5,700.2	5,361.5	5,431.9
Senior notes	1,085.8	1,127.4	991.3	1,035.3

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of March 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$528.8	$—	$—	$528.8
Restricted cash and cash equivalents (1)	591.8	—	—	591.8
Restricted securities available for sale (2)	88.0	21.0	—	109.0
Loans receivable, net (1)	—	—	9,058.0	9,058.0
Liabilities
Revolving secured lines of credit (1)	$—	$1.4	$—	$1.4
Secured financing (1)	4,100.1	1,600.1	—	5,700.2
Senior notes (1)	1,127.4	—	—	1,127.4

(In millions)	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$343.7	$—	$—	$343.7
Restricted cash and cash equivalents (1)	501.3	—	—	501.3
Restricted securities available for sale (2)	84.5	21.9	—	106.4
Loans receivable, net (1)	—	—	8,922.7	8,922.7
Liabilities
Revolving secured lines of credit (1)	$—	$0.1	$—	$0.1
Secured financing (1)	3,831.7	1,600.2	—	5,431.9
Senior notes (1)	1,035.3	—	—	1,035.3

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$51.2	$0.5	$(0.2)	$51.5
U.S. Government and agency securities	36.3	0.3	(0.1)	36.5
Asset-backed securities	19.1	0.2	—	19.3
Mortgage-backed securities	1.7	—	—	1.7
Total restricted securities available for sale	$108.3	$1.0	$(0.3)	$109.0

(In millions)	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$49.4	$0.2	$(0.4)	$49.2
U.S. Government and agency securities	35.6	0.1	(0.4)	35.3
Asset-backed securities	20.1	0.1	—	20.2
Mortgage-backed securities	1.7	—	—	1.7
Total restricted securities available for sale	$106.8	$0.4	$(0.8)	$106.4

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of March 31, 2025
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$4.9	$(0.1)	$7.5	$(0.1)	$12.4	$(0.2)
U.S. Government and agency securities	9.1	—	1.9	(0.1)	11.0	(0.1)
Asset-backed securities	1.6	—	3.3	—	4.9	—
Mortgage-backed securities	1.0	—	—	—	1.0	—
Total restricted securities available for sale	$16.6	$(0.1)	$12.7	$(0.2)	$29.3	$(0.3)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2024
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$13.1	$(0.2)	$8.4	$(0.2)	$21.5	$(0.4)
U.S. Government and agency securities	19.8	(0.2)	4.9	(0.2)	24.7	(0.4)
Asset-backed securities	2.4	—	3.6	—	6.0	—
Mortgage-backed securities	1.7	—	—	—	1.7	—
Total restricted securities available for sale	$37.0	$(0.4)	$16.9	$(0.4)	$53.9	$(0.8)

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

(In millions)	As of
	March 31, 2025		December 31, 2024
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$12.7	$12.7	$9.5	$9.4
Over one year to five years	85.0	85.6	84.7	84.3
Over five years to ten years	10.6	10.7	12.6	12.7
Over ten years	—	—	—	—
Total restricted securities available for sale	$108.3	$109.0	$106.8	$106.4

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of March 31, 2025
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,734.1	$2,742.6	$11,476.7
Allowance for credit losses	(2,934.4)	(564.1)	(3,498.5)
Loans receivable, net	$5,799.7	$2,178.5	$7,978.2

(In millions)	As of December 31, 2024
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,521.0	$2,768.1	$11,289.1
Allowance for credit losses	(2,844.5)	(594.3)	(3,438.8)
Loans receivable, net	$5,676.5	$2,173.8	$7,850.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended March 31, 2025
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,521.0	$2,768.1	$11,289.1	$(2,844.5)	$(594.3)	$(3,438.8)	$5,676.5	$2,173.8	$7,850.3
Finance charges	531.2	221.2	752.4	(181.9)	(43.8)	(225.7)	349.3	177.4	526.7
Provision for credit losses	—	—	—	(104.7)	(57.2)	(161.9)	(104.7)	(57.2)	(161.9)
New Consumer Loan assignments (1)	835.8	276.9	1,112.7	—	—	—	835.8	276.9	1,112.7
Collections (2)	(1,001.7)	(419.4)	(1,421.1)	—	—	—	(1,001.7)	(419.4)	(1,421.1)
Accelerated Dealer Holdback payments	13.2	—	13.2	—	—	—	13.2	—	13.2
Dealer Holdback payments	54.8	—	54.8	—	—	—	54.8	—	54.8
Transfers (3)	(40.4)	40.4	—	13.4	(13.4)	—	(27.0)	27.0	—
Write-offs	(183.6)	(145.8)	(329.4)	183.6	145.8	329.4	—	—	—
Recoveries (4)	0.3	1.2	1.5	(0.3)	(1.2)	(1.5)	—	—	—
Deferral of Loan origination costs	3.5	—	3.5	—	—	—	3.5	—	3.5
Balance, end of period	$8,734.1	$2,742.6	$11,476.7	$(2,934.4)	$(564.1)	$(3,498.5)	$5,799.7	$2,178.5	$7,978.2

	For the Three Months Ended March 31, 2024
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,065.5	$2,954.6	$10,020.1	$(2,355.7)	$(709.1)	$(3,064.8)	$4,709.8	$2,245.5	$6,955.3
Finance charges	438.5	228.0	666.5	(148.2)	(49.1)	(197.3)	290.3	178.9	469.2
Provision for credit losses	—	—	—	(121.7)	(64.3)	(186.0)	(121.7)	(64.3)	(186.0)
New Consumer Loan assignments (1)	1,009.4	307.6	1,317.0	—	—	—	1,009.4	307.6	1,317.0
Collections (2)	(864.9)	(428.8)	(1,293.7)	—	—	—	(864.9)	(428.8)	(1,293.7)
Accelerated Dealer Holdback payments	15.1	—	15.1	—	—	—	15.1	—	15.1
Dealer Holdback payments	64.9	—	64.9	—	—	—	64.9	—	64.9
Transfers (3)	(36.9)	36.9	—	12.0	(12.0)	—	(24.9)	24.9	—
Write-offs	(142.8)	(168.6)	(311.4)	142.8	168.6	311.4	—	—	—
Recoveries (4)	0.4	0.8	1.2	(0.4)	(0.8)	(1.2)	—	—	—
Deferral of Loan origination costs	3.8	—	3.8	—	—	—	3.8	—	3.8
Balance, end of period	$7,553.0	$2,930.5	$10,483.5	$(2,471.2)	$(666.7)	$(3,137.9)	$5,081.8	$2,263.8	$7,345.6

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

(In millions)	For the Three Months Ended March 31, 2025
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$52.1	$33.5	$85.6
Forecast changes	52.6	23.7	76.3
Total	$104.7	$57.2	$161.9

(In millions)	For the Three Months Ended March 31, 2024
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$57.4	$41.4	$98.8
Forecast changes	64.3	22.9	87.2
Total	$121.7	$64.3	$186.0

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
•finance charge revenue in subsequent periods that is significantly in excess of our expected yield.

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended March 31, 2025
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,339.7	$563.6	$1,903.3
Expected net cash flows at the time of assignment (2)	1,206.7	401.3	1,608.0
Loans receivable at the time of assignment (3)	835.8	276.9	1,112.7

Provision for credit losses expense at the time of assignment	$(52.1)	$(33.5)	$(85.6)
Expected future finance charges at the time of assignment (4)	423.0	157.9	580.9
Expected net Loan income at the time of assignment (5)	$370.9	$124.4	$495.3

(In millions)	For the Three Months Ended March 31, 2024
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,586.2	$636.5	$2,222.7
Expected net cash flows at the time of assignment (2)	1,437.8	448.2	1,886.0
Loans receivable at the time of assignment (3)	1,009.4	307.6	1,317.0

Provision for credit losses expense at the time of assignment	$(57.4)	$(41.4)	$(98.8)
Expected future finance charges at the time of assignment (4)	485.8	182.0	667.8
Expected net Loan income at the time of assignment (5)	$428.4	$140.6	$569.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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
(4)Represents revenue that is expected to be recognized on a level-yield basis over the lives of the Loans.
(5)Represents the amount that expected net cash flows at the time of assignment exceed Loans receivable at the time of assignment.

A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended March 31, 2025
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,176.3	$3,383.9	$11,560.2
New Consumer Loan assignments (1)	1,206.7	401.3	1,608.0
Realized net cash flows (2)	(933.7)	(419.4)	(1,353.1)
Forecast changes	(24.6)	3.7	(20.9)
Transfers (3)	(41.5)	43.3	1.8
Balance, end of period	$8,383.2	$3,412.8	$11,796.0

(In millions)	For the Three Months Ended March 31, 2024
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,707.2	$3,472.0	$10,179.2
New Consumer Loan assignments (1)	1,437.8	448.2	1,886.0
Realized net cash flows (2)	(784.9)	(428.8)	(1,213.7)
Forecast changes	(27.0)	(3.8)	(30.8)
Transfers (3)	(37.2)	39.5	2.3
Balance, end of period	$7,295.9	$3,527.1	$10,823.0

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

The following table compares our aggregated forecast of Consumer Loan collection rates as of March 31, 2025 with the aggregated forecasts as of December 31, 2024 and at the time of assignment, segmented by year of assignment:

	Total Loans
	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2025	December 31, 2024	Initial Forecast	December 31, 2024	Initial Forecast
2016	63.9%	63.9%	65.4%	0.0%	-1.5%
2017	64.8%	64.7%	64.0%	0.1%	0.8%
2018	65.5%	65.5%	63.6%	0.0%	1.9%
2019	67.2%	67.2%	64.0%	0.0%	3.2%
2020	67.9%	67.7%	63.4%	0.2%	4.5%
2021	63.9%	63.8%	66.3%	0.1%	-2.4%
2022	60.0%	60.2%	67.5%	-0.2%	-7.5%
2023	64.3%	64.3%	67.5%	0.0%	-3.2%
2024	66.3%	66.5%	67.2%	-0.2%	-0.9%
2025	66.0%	—	66.2%	—	-0.2%

	Dealer Loans
	Forecasted Collection Percentage as of (1) (2)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2025	December 31, 2024	Initial Forecast	December 31, 2024	Initial Forecast
2016	63.1%	63.1%	65.1%	0.0%	-2.0%
2017	64.1%	64.1%	63.8%	0.0%	0.3%
2018	64.9%	64.9%	63.6%	0.0%	1.3%
2019	66.9%	66.8%	63.9%	0.1%	3.0%
2020	67.7%	67.5%	63.3%	0.2%	4.4%
2021	63.6%	63.5%	66.3%	0.1%	-2.7%
2022	59.2%	59.5%	67.3%	-0.3%	-8.1%
2023	63.0%	63.1%	66.8%	-0.1%	-3.8%
2024	65.2%	65.4%	66.3%	-0.2%	-1.1%
2025	64.7%	—	64.9%	—	-0.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Purchased Loans
	Forecasted Collection Percentage as of (1) (2)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2025	December 31, 2024	Initial Forecast	December 31, 2024	Initial Forecast
2016	66.1%	66.1%	66.5%	0.0%	-0.4%
2017	66.4%	66.3%	64.6%	0.1%	1.8%
2018	66.8%	66.8%	63.5%	0.0%	3.3%
2019	67.9%	67.9%	64.2%	0.0%	3.7%
2020	68.1%	67.9%	63.6%	0.2%	4.5%
2021	64.4%	64.3%	66.3%	0.1%	-1.9%
2022	61.9%	62.1%	68.0%	-0.2%	-6.1%
2023	67.7%	67.7%	69.4%	0.0%	-1.7%
2024	70.6%	70.7%	70.7%	-0.1%	-0.1%
2025	70.5%	—	70.7%	—	-0.2%

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

We evaluate and adjust the expected collection rate for each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of March 31, 2025 and December 31, 2024, segmented by year of assignment:

(In millions)	Total Loans as of March 31, 2025 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$95.8	$54.8	$201.6	$262.9	$615.1
2021	218.0	93.8	227.3	6.9	546.0
2022	685.2	210.0	337.0	1.9	1,234.1
2023	1,809.3	462.9	415.6	—	2,687.8
2024	3,835.0	775.0	262.4	—	4,872.4
2025	1,471.1	50.2	—	—	1,521.3
	$8,114.4	$1,646.7	$1,443.9	$271.7	$11,476.7

(In millions)	Dealer Loans as of March 31, 2025 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$54.7	$30.5	$112.1	$149.3	$346.6
2021	145.8	62.2	150.5	5.5	364.0
2022	490.1	148.4	237.5	1.5	877.5
2023	1,316.2	343.2	308.2	—	1,967.6
2024	3,087.4	648.8	219.8	—	3,956.0
2025	1,179.0	43.4	—	—	1,222.4
	$6,273.2	$1,276.5	$1,028.1	$156.3	$8,734.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Purchased Loans as of March 31, 2025 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$41.1	$24.3	$89.5	$113.6	$268.5
2021	72.2	31.6	76.8	1.4	182.0
2022	195.1	61.6	99.5	0.4	356.6
2023	493.1	119.7	107.4	—	720.2
2024	747.6	126.2	42.6	—	916.4
2025	292.1	6.8	—	—	298.9
	$1,841.2	$370.2	$415.8	$115.4	$2,742.6

(In millions)	Total Loans as of December 31, 2024 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$25.5	$18.8	$87.3	$239.7	$371.3
2020	113.3	64.2	179.1	25.7	382.3
2021	267.8	125.2	259.0	3.8	655.8
2022	795.2	269.8	371.7	1.0	1,437.7
2023	2,033.7	576.5	420.6	—	3,030.8
2024	4,412.3	819.1	179.8	—	5,411.2
	$7,647.8	$1,873.6	$1,497.5	$270.2	$11,289.1

(In millions)	Dealer Loans as of December 31, 2024 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$11.3	$8.2	$39.7	$132.4	$191.6
2020	67.9	37.7	106.4	18.5	230.5
2021	180.2	82.6	171.0	3.0	436.8
2022	569.7	191.5	262.1	0.8	1,024.1
2023	1,487.0	429.4	312.8	—	2,229.2
2024	3,571.3	686.8	150.7	—	4,408.8
	$5,887.4	$1,436.2	$1,042.7	$154.7	$8,521.0

(In millions)	Purchased Loans as of December 31, 2024 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$14.2	$10.6	$47.6	$107.3	$179.7
2020	45.4	26.5	72.7	7.2	151.8
2021	87.6	42.6	88.0	0.8	219.0
2022	225.5	78.3	109.6	0.2	413.6
2023	546.7	147.1	107.8	—	801.6
2024	841.0	132.3	29.1	—	1,002.4
	$1,760.4	$437.4	$454.8	$115.5	$2,768.1

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

The following table summarizes the write-offs for Consumer Loan assignments for the three months ended March 31, 2025 and 2024, segmented by year of assignment:

(In millions)	For the Three Months Ended March 31, 2025
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2020 and prior	$69.3	$31.4	$100.7
2021	34.2	17.1	51.3
2022	52.3	29.4	81.7
2023	14.7	37.5	52.2
2024	12.6	28.9	41.5
2025	0.5	1.5	2.0
	$183.6	$145.8	$329.4

(In millions)	For the Three Months Ended March 31, 2024
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2019 and prior	$45.2	$41.5	$86.7
2020	25.3	21.8	47.1
2021	28.9	27.9	56.8
2022	33.2	40.1	73.3
2023	9.0	35.9	44.9
2024	1.2	1.4	2.6
	$142.8	$168.6	$311.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended March 31,
	2025	2024
Net assumed written premiums	$25.6	$31.2
Net premiums earned	23.5	21.9
Provision for claims	16.1	17.0
Amortization of capitalized acquisition costs	0.6	0.6

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet Location	March 31, 2025	December 31, 2024
Trust assets	Restricted cash and cash equivalents	$1.7	$0.3
Trust assets	Restricted securities available for sale	109.0	106.4
Unearned premium	Accounts payable and accrued liabilities	78.0	75.9
Claims reserve (1)	Accounts payable and accrued liabilities	5.5	6.0

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended March 31,
	2025	2024
Ancillary product profit sharing	$8.7	$7.3
Interest	8.4	5.8
Remarketing fees	3.4	3.3
Other	0.4	0.5
Total	$20.9	$16.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended March 31, 2025
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$8.7	$8.4	$—	$0.1	$17.2
Dealers	—	—	3.4	0.3	3.7
Total	$8.7	$8.4	$3.4	$0.4	$20.9

Timing of Revenue Recognition
Over time	$8.7	$8.4	$—	$0.1	$17.2
At a point in time	—	—	3.4	0.3	3.7
Total	$8.7	$8.4	$3.4	$0.4	$20.9

9.           DEBT

Debt consists of the following:

(In millions)	As of March 31, 2025
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$1.4	$—	$—	$1.4
Secured financing (2)	5,646.7	(27.7)	(1.0)	5,618.0
Senior notes	1,100.0	(14.2)	—	1,085.8
Total debt	$6,748.1	$(41.9)	$(1.0)	$6,705.2

(In millions)	As of December 31, 2024
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$0.1	$—	$—	$0.1
Secured financing (2)	5,391.8	(29.0)	(1.3)	5,361.5
Senior notes	1,000.0	(8.7)	—	991.3
Total debt	$6,391.9	$(37.7)	$(1.3)	$6,352.9

(1)Excludes deferred debt issuance costs of $4.0 million and $4.4 million as of March 31, 2025 and December 31, 2024, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of March 31, 2025 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of March 31, 2025
Revolving Secured Line of Credit Facility	n/a	06/22/2027		$390.0	At our option, either the Secured Overnight Financing Rate (SOFR) plus 197.5 basis points or the prime rate plus 87.5 basis points
RTP Facility	n/a	—	(1)	20.0	SOFR plus 197.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	09/20/2027	(3)	500.0	SOFR plus 185.0 basis points
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	12/29/2026	(3)	300.0	SOFR plus 221.4 basis points
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/2027	(4)	250.0	SOFR plus 185.0 basis points
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2026	(3)	75.0	SOFR plus 210.0 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/21/2026	(3)	200.0	SOFR plus 225.0 basis points
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	09/15/2026	(5)	500.0	Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/17/2026	(5)	100.0	SOFR plus 220.0 basis points
Term ABS 2021-4 (2)	Credit Acceptance Funding LLC 2021-4	10/16/2023	(3)	250.1	Fixed rate
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/2024	(3)	350.0	Fixed rate
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	06/15/2027	(5)	300.0	SOFR plus 246.4 basis points
Term ABS 2022-3 (2)	Credit Acceptance Funding LLC 2022-3	10/15/2024	(3)	389.9	Fixed rate
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/2025	(3)	400.0	Fixed rate
Term ABS 2023-2 (2)	Credit Acceptance Funding LLC 2023-2	05/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-3 (2)	Credit Acceptance Funding LLC 2023-3	08/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-A (2)	Credit Acceptance Funding LLC 2023-A	12/15/2025	(5)	200.0	Fixed rate
Term ABS 2023-5 (2)	Credit Acceptance Funding LLC 2023-5	12/15/2025	(3)	294.0	Fixed rate
Term ABS 2024-A (2)	Credit Acceptance Funding LLC 2024-A	02/15/2027	(5)	200.0	Fixed rate
Term ABS 2024-1 (2)	Credit Acceptance Funding LLC 2024-1	03/16/2026	(3)	500.0	Fixed rate
Term ABS 2024-2 (2)	Credit Acceptance Funding LLC 2024-2	06/15/2026	(3)	550.0	Fixed rate
Term ABS 2024-3 (2)	Credit Acceptance Funding LLC 2024-3	09/15/2026	(3)	600.0	Fixed rate
Term ABS 2024-B (2)	Credit Acceptance Funding LLC 2024-B	12/15/2027	(5)	300.0	Fixed rate
Term ABS 2025-1 (2)	Credit Acceptance Funding LLC 2025-1	03/15/2027	(3)	400.0	Fixed rate
2028 Senior Notes	n/a	12/15/2028		600.0	Fixed rate
2030 Senior Notes	n/a	03/15/2030		500.0	Fixed rate

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

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended March 31,
	2025	2024
Revolving Secured Lines of Credit
Maximum outstanding principal balance	$1.8	$328.0
Average outstanding principal balance	0.7	166.8
Warehouse Facility II
Maximum outstanding principal balance	251.0	201.0
Average outstanding principal balance	5.6	128.1
Warehouse Facility IV
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility V
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility VI
Maximum outstanding principal balance	—	60.0
Average outstanding principal balance	—	29.7
Warehouse Facility VIII
Maximum outstanding principal balance	—	100.0
Average outstanding principal balance	—	30.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2025	December 31, 2024
Revolving Secured Lines of Credit
Principal balance outstanding	$1.4	$0.1
Amount available for borrowing (1)	408.6	409.9
Interest rate	6.29%	6.37%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	500.0	500.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	2.5
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	250.0	250.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	525.6	529.0
Restricted cash and cash equivalents pledged as collateral	47.1	41.7
Interest rate	5.43%	5.43%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	107.2	112.0
Restricted cash and cash equivalents pledged as collateral	10.1	8.7
Interest rate	6.52%	6.60%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2025	December 31, 2024
Term ABS 2021-4
Principal balance outstanding	$31.3	$63.6
Loans pledged as collateral	145.9	167.0
Restricted cash and cash equivalents pledged as collateral	17.2	16.4
Interest rate	1.94%	1.89%
Term ABS 2022-1
Principal balance outstanding	$183.6	$236.6
Loans pledged as collateral	276.3	310.0
Restricted cash and cash equivalents pledged as collateral	26.4	24.9
Interest rate	5.43%	5.24%
Term ABS 2022-2
Principal balance outstanding	$300.0	$300.0
Loans pledged as collateral	383.0	406.0
Restricted cash and cash equivalents pledged as collateral	28.9	25.2
Interest rate	6.77%	7.29%
Term ABS 2022-3
Principal balance outstanding	$287.9	$347.6
Loans pledged as collateral	352.3	395.2
Restricted cash and cash equivalents pledged as collateral	31.6	29.1
Interest rate	8.07%	7.82%
Term ABS 2023-1
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	423.6	453.0
Restricted cash and cash equivalents pledged as collateral	36.3	33.1
Interest rate	6.92%	6.92%
Term ABS 2023-2
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	480.5	533.3
Restricted cash and cash equivalents pledged as collateral	40.1	36.8
Interest rate	6.39%	6.39%
Term ABS 2023-3
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	477.0	524.9
Restricted cash and cash equivalents pledged as collateral	39.8	36.5
Interest rate	6.86%	6.86%
Term ABS 2023-A
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	229.9	252.0
Restricted cash and cash equivalents pledged as collateral	19.2	17.7
Interest rate	7.51%	7.51%
Term ABS 2023-5
Principal balance outstanding	$294.0	$294.0
Loans pledged as collateral	363.2	398.7
Restricted cash and cash equivalents pledged as collateral	35.0	32.9
Interest rate	6.54%	6.54%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2025	December 31, 2024
Term ABS 2024-A
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	227.9	248.4
Restricted cash and cash equivalents pledged as collateral	19.8	18.1
Interest rate	7.45%	7.45%
Term ABS 2024-1
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	542.5	553.3
Restricted cash and cash equivalents pledged as collateral	51.1	45.0
Interest rate	6.01%	6.01%
Term ABS 2024-2
Principal balance outstanding	$550.0	$550.0
Loans pledged as collateral	626.7	646.8
Restricted cash and cash equivalents pledged as collateral	47.5	42.0
Interest rate	6.21%	6.21%
Term ABS 2024-3
Principal balance outstanding	$600.0	$600.0
Loans pledged as collateral	673.8	700.9
Restricted cash and cash equivalents pledged as collateral	53.1	51.5
Interest rate	4.91%	4.91%
Term ABS 2024-B
Principal balance outstanding	$300.0	$300.0
Loans pledged as collateral	364.2	425.8
Restricted cash and cash equivalents pledged as collateral	26.4	37.9
Interest rate	6.13%	6.13%
Term ABS 2025-1
Principal balance outstanding	$400.0	$—
Loans pledged as collateral	581.0	—
Restricted cash and cash equivalents pledged as collateral	59.5	—
Interest rate	5.26%	—%
2026 Senior Notes
Principal balance outstanding	$—	$400.0
Interest rate	—%	6.625%
2028 Senior Notes
Principal balance outstanding	$600.0	$600.0
Interest rate	9.250%	9.250%
2030 Senior Notes
Principal balance outstanding	$500.0	$—
Interest rate	6.625%	—%
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

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with each of these transactions, we conveyed Loans on an arms-length basis to a Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than the Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, 2023-A, and 2024-B financings, conveyed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, 2023-A, and 2024-B financings pledged the Loans for the benefit of their respective lenders. The Term ABS 2021-4, 2023-1, 2023-2, 2023-3, 2023-A, 2023-5, 2024-A, 2024-1, 2024-2, 2024-3, and 2025-1 financings each consist of three classes of notes (or, in the case of the Term ABS 2023-A and Term ABS 2024-B, three classes of loans), while the Term ABS 2022-1 and Term ABS 2022-3 financings consist of four classes of notes.

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

Senior Notes

On February 28, 2025, we issued $500.0 million aggregate principal amount of 6.625% senior notes due 2030 (the “2030 senior notes”). The 2030 senior notes were issued pursuant to an indenture, dated as of February 28, 2025, among the Company, as issuer, the Company’s subsidiaries Buyers Vehicle Protection Plan, Inc. and Vehicle Remarketing Services, Inc., as guarantors (collectively, the “Guarantors”), and the trustee under the indenture.

The 2030 senior notes mature on March 15, 2030 and bear interest at a rate of 6.625% per annum, computed on the basis of a 360-day year composed of twelve 30-day months and payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2025. We used a portion of the net proceeds from the 2030 senior notes to redeem all of the $400.0 million outstanding principal amount of our 6.625% senior notes due 2026 (the “2026 senior notes”). We used the remaining net proceeds from the 2030 senior notes for general corporate purposes. During the first quarter of 2025, we recognized a pre-tax loss on extinguishment of debt of $1.2 million related to the redemption of the 2026 senior notes.

On December 19, 2023, we issued $600.0 million aggregate principal amount of 9.250% senior notes due 2028 (the “2028 senior notes”). The 2028 senior notes were issued pursuant to an indenture, dated as of December 19, 2023, among the Company, as issuer, the Guarantors, and the trustee under the indenture.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The 2030 senior notes and 2028 senior notes (the “senior notes”) are guaranteed on a senior basis by the Guarantors, which are also guarantors of obligations under our revolving secured line of credit facility. Other existing and future subsidiaries of ours may become guarantors of the senior notes in the future. The indentures for the senior notes provide for a guarantor of the senior notes to be released from its obligations under its guarantee of the senior notes under specified circumstances.

Debt Covenants

As of March 31, 2025, we were in compliance with our covenants under our revolving secured line of credit facility, our Warehouse facilities, our Term ABS financings, the senior notes indentures, and the RTP Facility.

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

10.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended March 31,
	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%
State and local income taxes	2.8%	3.7%
Non-deductible executive compensation expense	1.1%	1.3%
Tax deficiency (excess tax benefit) from stock-based compensation	0.1%	-0.6%
Other	0.0%	0.2%
Effective income tax rate	25.0%	25.6%

State and local income taxes

For the three months ended March 31, 2025, the impact of state and local income taxes on our effective income tax rate decreased from the same period in 2024, primarily due to having a lower proportion of our consolidated net income reserved for uncertain tax positions.

Tax deficiency or excess tax benefit from stock-based compensation

We recognize a tax deficiency or excess tax benefit when the tax deduction for the stock-based compensation expense of a stock award differs from the cumulative stock-based compensation expense recognized in the financial statements. The tax deficiency or excess tax benefit is recognized in provision for income taxes in the period in which the amount of the tax deduction is determined, which is when restricted stock units are settled in common stock or stock options are exercised. Tax deficiencies increase our effective income tax rate, while excess tax benefits reduce our effective income tax rate. The change in the impact on our effective income tax rate for the three months ended March 31, 2025 was primarily due to the recognition of a tax deficiency in the current quarter compared to an excess tax benefit recognized during the first quarter of 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended March 31,
	2025	2024
Weighted average shares outstanding:
Common shares	11,981,633	12,318,007
Vested restricted stock units	109,394	163,132
Basic number of weighted average shares outstanding	12,091,027	12,481,139
Dilutive effect of restricted stock units and stock options	188,419	165,390
Dilutive number of weighted average shares outstanding	12,279,446	12,646,529

The following outstanding stock awards were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2025	2024
Stock options	47,000	51,750
Restricted stock units	9,088	3,017
Total	56,088	54,767

12.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three months ended March 31, 2025 and 2024:

(Dollars in millions)	For the Three Months Ended March 31,
	2025		2024
Stock Repurchases	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)
Open Market (2)	325,498	$162.6	349,256	$189.9
Other (3)	3,565	1.8	2,112	1.2
Total	329,063	$164.4	351,368	$191.1

(1)    Total cost of repurchases includes excise tax.
(2)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or otherwise. On August 21, 2023, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of March 31, 2025, we had authorization to repurchase 919,593 shares of our common stock.
(3)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the settlement of restricted stock units in common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
13.         STOCK-BASED COMPENSATION PLANS

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2024	533,447	$407.15
Granted	82,143	472.13
Settled	(11,463)	527.89
Forfeited	(497)	530.62
Outstanding as of March 31, 2025	603,630	$413.59

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended March 31,
	2025	2024
Restricted stock units	$10.6	$2.7
Stock options	2.3	8.2
Total	$12.9	$10.9

Pursuant to our Amended and Restated Incentive Compensation Plan, we can grant stock-based awards in the form of restricted stock, restricted stock units, and stock options to team members, officers, directors, and contractors. Instead of a short-term compensation program providing for rolling, annual equity awards to our executive officers and senior leaders, we utilize a multi-year compensation program that grants a one-time equity award at the beginning of the compensation program period that is intended to incentivize recipients over the multi-year compensation period. Our current compensation program for executive officers and senior leaders covers the 2025 through 2034 compensation period and included a one-time equity award in December 2024 (except in the case of our Chief Executive Officer, who received a one-time equity award in January 2025), with a vesting period of 10 years. Based on the stock-based awards that are currently outstanding, we expect to recognize future stock-based compensation expense as follows:

(in millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2025	$35.9
2026	40.2
2027	31.8
2028	25.8
2029	18.3
Thereafter	74.3
Total	$226.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

The consolidated financial statements reflect the financial results of our one reportable operating segment. The accounting policies of this segment are the same as those described in the summary of significant accounting policies in Note 3. The CODM assesses performance for our one reportable operating segment and decides how to allocate resources based on net income, as reported on our consolidated statements of income, and total assets, as reported on our consolidated balance sheets.

Geographic Information

For the three months ended March 31, 2025 and 2024, all of our revenues were derived from the United States. As of March 31, 2025 and 2024, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of innovative financing solutions that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer ancillary products on vehicles financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during the three months ended March 31, 2025 and 2024. Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of March 31, 2025 and 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
15.        COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Matters

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation, and regulatory investigations seeking damages, fines, and statutory penalties. The claims allege, among other theories of liability, violations of state, federal, and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance, and other consumer-oriented laws and regulations, including claims seeking damages for alleged physical and mental harm relating to the repossession and sale of consumers’ vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached the Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines, and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors, or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory, and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions or they may file individual arbitration demands for which arbitration providers may request separate filing fees. The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

On April 7, 2025, a putative class action was filed against the Company in the United States District Court for the Eastern District of Michigan alleging that the Company violated the Telephone Consumer Protection Act (“TCPA”) by allegedly calling the cellular phones of members of the putative class without prior express consent and with the use of an artificial or prerecorded voice. The plaintiff seeks to represent a nationwide class and requests damages, injunctive relief, and attorneys’ fees. The Company is unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this litigation. The Company intends to vigorously defend itself in this matter.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)
On January 4, 2023, the Office of the New York State Attorney General and the Bureau jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the CFPA, 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. On March 14, 2023, the Company filed a motion to dismiss the complaint. On August 7, 2023, the court stayed the action pending the U.S. Supreme Court’s decision in Consumer Financial Protection Bureau v. Community Financial Services Association of America, Ltd., No. 22-448 (“CFSA”). On July 1, 2024, the court lifted the stay in view of the decision in CFSA and requested revised briefing on the Company’s motion to dismiss that would address the intervening legal developments and sharpen the issues for resolution. As of October 29, 2024, the Company's motion to dismiss has been fully briefed. On April 24, 2025, the Bureau filed an unopposed motion to withdraw as plaintiff, and on April 29, 2025, the court granted that motion and ordered that the Bureau is no longer a plaintiff in the litigation. We are unable to estimate the reasonably possible loss or range of reasonably possible loss arising from this litigation. The Company intends to vigorously defend itself in this matter.

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

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as Part I - Item 1 - Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

For the three months ended March 31, 2025, consolidated net income was $106.3 million, or $8.66 per diluted share, compared to consolidated net income of $64.3 million, or $5.08 per diluted share, for the same period in 2024. The increase was primarily due to an increase in finance charges and a decrease in provision for credit losses, partially offset by an increase in interest expense. Our results and achievements for the three months ended March 31, 2025 included the following:

•A modest decline in forecasted collection rates, which decreased forecasted net cash flows from our Loan portfolio by $20.9 million, or 0.2%, and slower forecasted net cash flow timing.
•An 11.0% increase in the average balance of our Loan portfolio from the first quarter of 2024 to $7.9 billion, which is our largest ever.
•A decline in Consumer Loan assignment unit and dollar volumes of 10.1% and 15.5%, respectively, as compared to the first quarter of 2024.
•The repurchase of approximately 329,000 shares, or 2.7% of the shares outstanding at the beginning of the quarter.
•The enrollment of 1,617 new Dealers with 10,789 active Dealers during the quarter.
•$68.0 million in Dealer Holdback and accelerated Dealer Holdback payments to Dealers.
•Maintained a strong liquidity position, with over $2.2 billion in unrestricted cash and cash equivalents and unused and available revolving lines of credit as of March 31, 2025.
•Named a Top Workplaces USA award winner for the fifth year in a row, with a #2 ranking among companies of our size.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate for each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our aggregated forecast of Consumer Loan collection rates as of March 31, 2025, with the aggregated forecasts as of December 31, 2024, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2025	December 31, 2024	Initial Forecast	December 31, 2024	Initial Forecast
2016	63.9%	63.9%	65.4%	0.0%	-1.5%
2017	64.8%	64.7%	64.0%	0.1%	0.8%
2018	65.5%	65.5%	63.6%	0.0%	1.9%
2019	67.2%	67.2%	64.0%	0.0%	3.2%
2020	67.9%	67.7%	63.4%	0.2%	4.5%
2021	63.9%	63.8%	66.3%	0.1%	-2.4%
2022	60.0%	60.2%	67.5%	-0.2%	-7.5%
2023	64.3%	64.3%	67.5%	0.0%	-3.2%
2024	66.3%	66.5%	67.2%	-0.2%	-0.9%
2025	66.0%	—	66.2%	—	-0.2%
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

For the three months ended March 31, 2025, forecasted collection rates improved for Consumer Loans assigned in 2020, declined for Consumer Loans assigned in 2022, 2024, and 2025, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes to our forecast of future net cash flows from our Loan portfolio (forecasted collections less forecasted Dealer Holdback payments) for each of the last five quarters are shown in the following table:

(Dollars in millions)	Decrease in Forecasted Net Cash Flows
Three Months Ended	Total Loans	% Change from Forecast at Beginning of Period
March 31, 2024	$(30.8)	-0.3%
June 30, 2024	(189.3)	-1.7%
September 30, 2024	(62.8)	-0.6%
December 31, 2024	(31.1)	-0.3%
March 31, 2025	(20.9)	-0.2%

The following table presents information on Consumer Loan assignments for each of the last 10 years:

	Average			Total Assignment Volume
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)	Unit Volume	Dollar Volume (2) (in millions)
2016	$18,218	$7,976	53	330,710	$2,635.5
2017	20,230	8,746	55	328,507	2,873.1
2018	22,158	9,635	57	373,329	3,595.8
2019	23,139	10,174	57	369,805	3,772.2
2020	24,262	10,656	59	341,967	3,641.2
2021	25,632	11,790	59	268,730	3,167.8
2022	27,242	12,924	60	280,467	3,625.3
2023	27,025	12,475	61	332,499	4,147.8
2024	26,497	11,961	61	386,126	4,618.4
2025 (3)	25,188	11,096	60	100,278	1,112.7

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
(3)Represents activity for the three months ended March 31, 2025. Information in this table for each of the years prior to 2025 represents activity for all 12 months of that year.

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2025, as well as forecasted collection rates and spreads at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection % as of			Spread % as of
Consumer Loan Assignment Year	March 31, 2025	Initial Forecast	Advance % (1)	March 31, 2025	Initial Forecast	% of Forecast Realized (2)
2016	63.9%	65.4%	43.8%	20.1%	21.6%	99.6%
2017	64.8%	64.0%	43.2%	21.6%	20.8%	99.3%
2018	65.5%	63.6%	43.5%	22.0%	20.1%	98.8%
2019	67.2%	64.0%	44.0%	23.2%	20.0%	97.5%
2020	67.9%	63.4%	43.9%	24.0%	19.5%	93.9%
2021	63.9%	66.3%	46.0%	17.9%	20.3%	86.3%
2022	60.0%	67.5%	47.4%	12.6%	20.1%	70.6%
2023	64.3%	67.5%	46.2%	18.1%	21.3%	49.3%
2024	66.3%	67.2%	45.1%	21.2%	22.1%	22.9%
2025	66.0%	66.2%	44.2%	21.8%	22.0%	2.5%

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

The spread between the forecasted collection rate as of March 31, 2025 and the advance rate ranges from 12.6% to 24.0%, on an annual basis, for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The spreads with respect to 2021 through 2023 Consumer Loans have been negatively impacted by Consumer Loan performance, which has been lower than our initial estimates by a greater margin than the other years presented. The higher spread for 2025 Consumer Loans relative to 2024 Consumer Loans as of March 31, 2025 was primarily a result of Consumer Loan performance, as the performance of 2024 Consumer Loans has been lower than our initial estimates by a greater margin than 2025 Consumer Loans.

The following table compares our forecast of aggregate Consumer Loan collection rates as of March 31, 2025 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	March 31, 2025	Initial Forecast	Variance	March 31, 2025	Initial Forecast	Variance
2016	63.1%	65.1%	-2.0%	66.1%	66.5%	-0.4%
2017	64.1%	63.8%	0.3%	66.4%	64.6%	1.8%
2018	64.9%	63.6%	1.3%	66.8%	63.5%	3.3%
2019	66.9%	63.9%	3.0%	67.9%	64.2%	3.7%
2020	67.7%	63.3%	4.4%	68.1%	63.6%	4.5%
2021	63.6%	66.3%	-2.7%	64.4%	66.3%	-1.9%
2022	59.2%	67.3%	-8.1%	61.9%	68.0%	-6.1%
2023	63.0%	66.8%	-3.8%	67.7%	69.4%	-1.7%
2024	65.2%	66.3%	-1.1%	70.6%	70.7%	-0.1%
2025	64.7%	64.9%	-0.2%	70.5%	70.7%	-0.2%

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate) as of March 31, 2025 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2016	63.1%	42.1%	21.0%	66.1%	48.6%	17.5%
2017	64.1%	42.1%	22.0%	66.4%	45.8%	20.6%
2018	64.9%	42.7%	22.2%	66.8%	45.2%	21.6%
2019	66.9%	43.1%	23.8%	67.9%	45.6%	22.3%
2020	67.7%	43.0%	24.7%	68.1%	45.5%	22.6%
2021	63.6%	45.1%	18.5%	64.4%	47.7%	16.7%
2022	59.2%	46.4%	12.8%	61.9%	50.1%	11.8%
2023	63.0%	44.8%	18.2%	67.7%	49.8%	17.9%
2024	65.2%	44.1%	21.1%	70.6%	48.9%	21.7%
2025	64.7%	42.8%	21.9%	70.5%	49.1%	21.4%

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

The spread as of March 31, 2025 on 2025 Dealer Loans was 21.9%, as compared to a spread of 21.1% on 2024 Dealer Loans. The increase was primarily a result of Consumer Loan performance, as the performance of 2024 Dealer Loans has been lower than our initial estimates by a greater margin than 2025 Dealer Loans.

The spread as of March 31, 2025 on 2025 Purchased Loans was 21.4%, as compared to a spread of 21.7% on 2024 Purchased Loans. The decrease was primarily a result of a lower initial spread on 2025 Purchased Loans, due to a higher advance rate.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio was 3.9 to 1 as of March 31, 2025. We currently utilize the following primary forms of debt financing: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last five quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
March 31, 2024	24.1%	20.2%
June 30, 2024	20.9%	16.3%
September 30, 2024	17.7%	12.2%
December 31, 2024	0.3%	-4.9%
March 31, 2025	-10.1%	-15.5%

(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

Consumer Loan assignment volumes depend on a number of factors including (1) the overall demand for our financing programs and (2) the amount of capital available to fund new Loans. Our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital constraints.

Unit and dollar volumes declined 10.1% and 15.5%, respectively, during the first quarter of 2025 as the number of active Dealers declined 0.1% and the average unit volume per active Dealer declined 9.7%. Dollar volume declined by more than unit volume during the first quarter of 2025 due to a decrease in the average advance paid, resulting from decreases in the average size of Consumer Loans assigned and the average advance rate. Unit volume for the 28-day period ended April 28, 2025 decreased 9.8% compared to the same period in 2024.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2025	2024	% Change
Consumer Loan unit volume	100,278	111,488	-10.1%
Active Dealers (1)	10,789	10,805	-0.1%
Average volume per active Dealer	9.3	10.3	-9.7%

Consumer Loan unit volume from Dealers active both periods	80,926	93,406	-13.4%
Dealers active both periods	7,067	7,067	—
Average volume per Dealer active both periods	11.5	13.2	-13.4%

Consumer Loan unit volume from Dealers not active both periods	19,352	18,082	7.0%
Dealers not active both periods	3,722	3,738	-0.4%
Average volume per Dealer not active both periods	5.2	4.8	8.3%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2025	2024	% Change
Consumer Loan unit volume from new active Dealers	4,229	5,193	-18.6%
New active Dealers (1)	1,195	1,310	-8.8%
Average volume per new active Dealer	3.5	4.0	-12.5%

Attrition (2)	-16.2%	-16.0%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last five quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
March 31, 2024	78.2%	21.8%	76.6%	23.4%
June 30, 2024	78.5%	21.5%	77.3%	22.7%
September 30, 2024	79.5%	20.5%	78.4%	21.6%
December 31, 2024	78.7%	21.3%	77.7%	22.3%
March 31, 2025	77.0%	23.0%	75.1%	24.9%
(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of March 31, 2025 and December 31, 2024, the net Dealer Loans receivable balance was 72.7% and 72.3%, respectively, of the total net Loans receivable balance.

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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue:
Finance charges	$526.7	$469.2	$57.5	12.3%
Premiums earned	23.5	21.9	1.6	7.3%
Other income	20.9	16.9	4.0	23.7%
Total revenue	571.1	508.0	63.1	12.4%
Costs and expenses:
Salaries and wages	88.6	78.5	10.1	12.9%
General and administrative	22.1	23.7	(1.6)	-6.8%
Sales and marketing	24.8	23.9	0.9	3.8%
Total operating expenses	135.5	126.1	9.4	7.5%

Provision for credit losses on forecast changes	76.3	87.2	(10.9)	-12.5%
Provision for credit losses on new Consumer Loan assignments	85.6	98.8	(13.2)	-13.4%
Total provision for credit losses	161.9	186.0	(24.1)	-13.0%

Interest	114.7	92.5	22.2	24.0%
Provision for claims	16.1	17.0	(0.9)	-5.3%
Loss on extinguishment of debt	1.2	—	1.2	—%
Total costs and expenses	429.4	421.6	7.8	1.9%
Income before provision for income taxes	141.7	86.4	55.3	64.0%
Provision for income taxes	35.4	22.1	13.3	60.2%
Net income	$106.3	$64.3	$42.0	65.3%
Net income per share:
Basic	$8.79	$5.15	$3.64	70.7%
Diluted	$8.66	$5.08	$3.58	70.5%
Weighted average shares outstanding:
Basic	12,091,027	12,481,139	(390,112)	-3.1%
Diluted	12,279,446	12,646,529	(367,083)	-2.9%

Finance Charges. The increase of $57.5 million, or 12.3%, was primarily due to an increase in the average net Loans receivable balance, as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2025	2024	Change
Average net Loans receivable balance	$7,882.4	$7,101.3	$781.1
Average yield on our Loan portfolio	26.7%	26.4%	0.3%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2025:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2025
Due to an increase in the average net Loans receivable balance	$51.6
Due to an increase in the average yield	5.9
Total increase in finance charges	$57.5

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable.

Operating Expenses. The increase of $9.4 million, or 7.5%, was primarily due to an increase in salaries and wages expense of $10.1 million, or 12.9%. The increase was primarily due to increases in (i) the number of team members as we are investing in our business with the goal of increasing the speed at which we enhance our product for Dealers and consumers, (ii) stock-based compensation expense, primarily due to equity awards granted to our executive officers and senior leaders, and (iii) fringe benefits, primarily due to higher medical claims.

Provision for Credit Losses. The decrease of $24.1 million, or 13.0%, was due to decreases in provision for credit losses on forecast changes and provision for credit losses on new Consumer Loan assignments.

We recognize provision for credit losses on new Consumer Loan assignments for contractual net cash flows that are not expected to be realized at the time of assignment. We also recognize provision for credit losses on forecast changes in the amount and timing of expected future net cash flows subsequent to assignment.

The decrease in provision for credit losses related to forecast changes was due to a smaller decline in Consumer Loan performance during the first quarter of 2025 compared to the first quarter of 2024. During the first quarter of 2025, we decreased our estimate of future net cash flows by $20.9 million, or 0.2%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect lower-than-expected Consumer Loan prepayments, which remained below historical averages. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. During the first quarter of 2024, we decreased our estimate of future net cash flows by $30.8 million, or 0.3%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect lower-than-expected Consumer Loan prepayments.

The decrease in provision for credit losses related to new Consumer Loan assignments was due to a 10.1% decrease in Consumer Loan assignment unit volume and a 3.7% decrease in the average provision per Consumer Loan assignment. The decrease in the average provision per Consumer Loan assignment was primarily due to a decrease in the average advance rate for 2025 Consumer Loans.

For additional information, see Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Interest. The increase in interest expense of $22.2 million, or 24.0%, was primarily due to an increase in our average outstanding debt balance, primarily due to borrowings used to fund the growth of our Loan portfolio and stock repurchases.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:

(Dollars in millions)	For the Three Months Ended March 31,
	2025	2024	Change
Interest expense	$114.7	$92.5	$22.2
Average outstanding debt balance	6,398.3	5,306.8	1,091.5
Average cost of debt	7.2%	7.0%	0.2%

Provision for Income Taxes. For the three months ended March 31, 2025, the effective income tax rate decreased to 25.0% from 25.6% for the same period in 2024. The decrease was primarily due to a decrease in the impact of state and local income taxes on our effective income tax rate, primarily related to uncertain tax position estimates, and was partially offset by the recognition of a tax deficiency in the current quarter compared to an excess tax benefit recognized during the first quarter of 2024. For additional information, see Note 10 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement, and we were in compliance with those covenants as of March 31, 2025. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On February 28, 2025, we issued $500.0 million of 6.625% senior notes due 2030 (the “2030 senior notes”). We used a portion of the net proceeds from the 2030 senior notes to redeem all of the $400.0 million outstanding principal amount of our 6.625% senior notes due 2026 (the “2026 senior notes”). We used the remaining net proceeds from the 2030 senior notes for general corporate purposes. During the first quarter of 2025, we recognized a pre-tax loss on extinguishment of debt of $1.2 million related to the redemption of the 2026 senior notes.

On March 27, 2025, we completed a $400.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 5.6% (including upfront fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

Cash and cash equivalents were $528.8 million as of March 31, 2025 and $343.7 million as of December 31, 2024. As of March 31, 2025 and December 31, 2024, we had $1,733.6 million and $1,734.9 million, respectively, in unused and available revolving lines of credit. Our total balance sheet indebtedness increased to $6,705.2 million as of March 31, 2025 from $6,352.9 million as of December 31, 2024, primarily due to borrowings used to fund the growth of our Loan portfolio and stock repurchases.

A summary of our scheduled principal debt maturities as of March 31, 2025 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2025	$1,090.4
2026	2,161.0
2027	2,137.9
2028	858.8
2029	—
Over five years	500.0
Total	$6,748.1
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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these critical accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, other risk factors discussed herein or listed from time to time in our reports filed with the SEC, and the following:

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
•We are dependent on our senior management, and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.
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
•Failure to properly safeguard our proprietary business information or confidential consumer and team member personal information could subject us to liability, decrease our profitability, and damage our reputation.
•The development and use of artificial intelligence presents risks and challenges that may adversely impact our business.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 1A.          RISK FACTORS

The risk factor entitled “Adverse changes in economic conditions, the automobile or finance industries, or the non-prime consumer market could adversely affect our financial position, liquidity, and results of operations, the ability of key vendors that we depend on to supply us with services, and our ability to enter into future financing transactions” included in Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 is amended and restated in its entirety as follows:

Adverse changes in economic conditions, the automobile or finance industries, or the non-prime consumer market could adversely affect our financial position, liquidity, and results of operations, the ability of key vendors that we depend on to supply us with services, and our ability to enter into future financing transactions.

We are subject to general economic conditions which are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions, and losses may increase on our Consumer Loans, and Consumer Loan prepayments may decline. These periods are also typically accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, inflation, higher gasoline prices, the deferral or resumption of student loan payments, increased focus on climate-related initiatives and regulation, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit, tariffs or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values of automobiles. Imposition of or increases in tariffs on U.S. imports could result in higher used car prices in the United States, leading to decreased Dealer origination of Consumer Loans and a decline in Consumer Loan assignments to us. Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions, and losses on our Consumer Loans could be higher than those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn.

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

The following risk factor updates and supplements, and should be read in conjunction with, the risk factors disclosed under the heading “Technology and Cybersecurity Risks” in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.

The development and use of artificial intelligence presents risks and challenges that may adversely impact our business.

We, or Third-Party Providers, third-party service providers, automobile dealers who participate in our programs, or other third parties with which we transact or have business relationships, may develop or incorporate artificial intelligence (“AI”) technology in certain business processes, services, or products. The development and use of AI presents several potential risks and challenges to our business. The implementation by us of AI technologies may require significant additional investments in infrastructure, personnel, and training. There can be no assurance that such investments will yield the anticipated benefits or that we will be able to successfully integrate AI into our existing systems and processes without disruption. We may not be able to effectively implement or keep pace with evolutions in AI or other technology-driven products and services as quickly or with the same degree of success as our competitors. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to maintain and expand our relationships with Dealers and otherwise adversely affect our business and our ability to compete successfully in the automobile finance market.

The legal and regulatory environment relating to AI is complex and rapidly evolving in the United States and includes both regulatory frameworks targeting AI specifically and other laws and regulations related to such matters as intellectual property, privacy, consumer protection and employment, among others, applicable to the use of AI. These evolving laws and regulations could affect our approach to AI technology and any implementation of AI technology that we may pursue and could result in significant compliance costs and risk of non-compliance.

AI models may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. The limited transparency of AI models increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of AI models, reducing erroneous output of AI models, eliminating bias in AI models, and complying with relevant regulations. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, which could expose us to risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility.

Whether or not we are otherwise able successfully to manage the implementation of AI in our business and address the competitive challenges AI could pose to our business, any failure by Third-Party Providers, our third-party service providers, Dealers, or other third parties with which we transact or have business relationships to adhere to our AI policies, or otherwise to use AI in an appropriate manner, could result in legal or regulatory violations, jeopardize our intellectual property rights or those of other parties, or expose us to cybersecurity threats, any of which could adversely affect our business and result in our sustaining reputational, technical, or competitive harm.

Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended March 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2025	1,378	(3)	$516.15	—	1,245,091
February 1 to February 28, 2025	60,071	(4)	514.36	58,236	1,186,855
March 1 to March 31, 2025	267,614	(5)	490.79	267,262	919,593
Total	329,063		$495.20	325,498

(1)    Average price paid per share excludes excise tax. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders’ Equity.
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
(4)    Includes 1,835 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock and the vesting of restricted stock units.
(5)    Includes 352 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock and the vesting of restricted stock units.

ITEM 5.          OTHER INFORMATION

During the quarter ended March 31, 2025, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of Credit Acceptance Corporation.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.145	Indenture, dated as of February 28, 2025, among the Company, the Guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.145 to the Company's Current Report on Form 8-K filed February 28, 2025)
4.146	Indenture, dated as of March 27, 2025, between Credit Acceptance Auto Loan Trust 2025-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.146 to the Company’s Current Report on Form 8-K filed April 2, 2025).
4.147	Backup Servicing Agreement, dated as of March 27, 2025, among the Company, Credit Acceptance Funding LLC 2025-1, Credit Acceptance Auto Loan Trust 2025-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.147 to the Company’s Current Report on Form 8-K filed April 2, 2025).
4.148	Amended and Restated Intercreditor Agreement, dated March 27, 2025, among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2025 1, Credit Acceptance Funding LLC 2024-B, Credit Acceptance Funding LLC 2024-3, Credit Acceptance Funding LLC 2024-2, Credit Acceptance Funding LLC 2024-1, Credit Acceptance Funding LLC 2024-A, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Funding LLC 2023-A, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2025 1, Credit Acceptance Auto Loan Trust 2024-3, Credit Acceptance Auto Loan Trust 2024-2, Credit Acceptance Auto Loan Trust 2024-1, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Auto Loan Trust 2023-5, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Auto Loan Trust 2021-4, Computershare Trust Company, N.A., Bank of Montreal, Fifth Third Bank, National Association, Flagstar Bank, National Association, Citizens Bank, N.A., and Comerica Bank (incorporated by reference to Exhibit 4.148 to the Company’s Current Report on Form 8-K filed April 2, 2025).
4.149	Sale And Contribution Agreement, dated as of March 27, 2025, between the Company and Credit Acceptance Funding LLC 2025-1 (incorporated by reference to Exhibit 4.149 to the Company’s Current Report on Form 8-K filed April 2, 2025).
4.150	Amended And Restated Trust Agreement, dated as of March 27, 2025, among Credit Acceptance Funding LLC 2025-1, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.150 to the Company’s Current Report on Form 8-K filed April 2, 2025).
4.151	Sale and Servicing Agreement, dated as of March 27, 2025, among the Company, Credit Acceptance Auto Loan Trust 2025-1, Credit Acceptance Funding LLC 2025-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.151 to the Company’s Current Report on Form 8-K filed April 2, 2025).
4.152	Indenture, dated as of December 19, 2023, among the Company, the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (the “2028 Notes Indenture”) (incorporated by reference to Exhibit 4.142 to the Company’s Current Report on Form 8-K filed December 19, 2023).
4.153	First Supplemental Indenture, dated as of February 28, 2025, among the Company, the Guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee, relating to the 2028 Notes Indenture.
4.154	Fourth Amendment to Loan and Security Agreement, dated as of August 18, 2022, among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, N.A. (successor by conversion to Flagstar Bank, fsb).
10.25*	Form of Restricted Stock Unit Award Agreement*
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Chief Financial Officer
(Principal Financial Officer)
Date:	April 30, 2025