Form 10-Q
period 2025-06-30
CREDIT ACCEPTANCE CORP
filed 2025-07-31
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of shares of Common Stock, $.01 par value, outstanding on July 24, 2025 was 11,237,661.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	June 30, 2025	December 31, 2024
ASSETS:
Cash and cash equivalents	$70.0	$343.7
Restricted cash and cash equivalents	493.8	501.3
Restricted securities available for sale	107.1	106.4

Loans receivable	11,563.0	11,289.1
Allowance for credit losses	(3,561.1)	(3,438.8)
Loans receivable, net	8,001.9	7,850.3

Property and equipment, net	13.2	14.7
Income taxes receivable	9.4	4.2
Other assets	29.2	34.0
Total assets	$8,724.6	$8,854.6

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$378.8	$315.8
Revolving secured lines of credit	1.5	0.1
Secured financing	5,383.3	5,361.5
Senior notes	1,086.4	991.3
Deferred income taxes, net	306.1	319.1
Income taxes payable	13.8	117.2
Total liabilities	7,169.9	7,105.0

Commitments and Contingencies - See Note 15
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 11,237,396 and 12,048,151 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	0.1	0.1
Paid-in capital	369.3	335.1
Retained earnings	1,184.3	1,414.7
Accumulated other comprehensive income (loss)	1.0	(0.3)
Total shareholders’ equity	1,554.7	1,749.6
Total liabilities and shareholders’ equity	$8,724.6	$8,854.6

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Finance charges	$540.7	$497.7	$1,067.4	$966.9
Premiums earned	24.1	24.3	47.6	46.2
Other income	19.0	16.2	39.9	33.1
Total revenue	583.8	538.2	1,154.9	1,046.2
Costs and expenses:
Salaries and wages	83.7	75.8	172.3	154.3
General and administrative	45.2	23.2	67.3	46.9
Sales and marketing	26.6	25.4	51.4	49.3
Total operating expenses	155.5	124.4	291.0	250.5

Provision for credit losses on forecast changes	101.3	237.8	177.6	325.0
Provision for credit losses on new Consumer Loan assignments	71.3	82.8	156.9	181.6
Total provision for credit losses	172.6	320.6	334.5	506.6

Interest	118.1	104.5	232.8	197.0
Provision for claims	19.8	20.3	35.9	37.3
Loss on extinguishment of debt	—	—	1.2	—
Loss on sale of building	—	23.7	—	23.7
Total costs and expenses	466.0	593.5	895.4	1,015.1
Income (loss) before provision (benefit) for income taxes	117.8	(55.3)	259.5	31.1
Provision (benefit) for income taxes	30.4	(8.2)	65.8	13.9
Net income (loss)	$87.4	$(47.1)	$193.7	$17.2
Net income (loss) per share:
Basic	$7.55	$(3.83)	$16.37	$1.39
Diluted	$7.42	$(3.83)	$16.11	$1.37
Weighted average shares outstanding:
Basic	11,574,018	12,282,174	11,831,094	12,381,656
Diluted	11,771,525	12,282,174	12,023,903	12,533,246

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$87.4	$(47.1)	$193.7	$17.2
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	0.4	—	1.3	(0.2)
Other comprehensive income (loss)	0.4	—	1.3	(0.2)
Comprehensive income (loss)	$87.8	$(47.1)	$195.0	$17.0

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended June 30, 2025
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	11,747,851	$0.1	$351.7	$1,358.5	$0.6	$1,710.9
Net income	—	—	—	87.4	—	87.4
Other comprehensive income	—	—	—	—	0.4	0.4
Stock-based compensation	—	—	12.7	—	—	12.7
Repurchase of common stock	(529,605)	—	(0.6)	(261.6)	—	(262.2)
Restricted stock units settled in common stock	3,375	—	—	—	—	—
Stock options exercised	15,775	—	5.5	—	—	5.5
Balance, end of period	11,237,396	$0.1	$369.3	$1,184.3	$1.0	$1,554.7

(Dollars in millions)	For the Three Months Ended June 30, 2024
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,220,580	$0.1	$303.5	$1,349.8	$(1.2)	$1,652.2
Net loss	—	—	—	(47.1)	—	(47.1)
Stock-based compensation	—	—	10.6	—	—	10.6
Repurchase of common stock	(110,677)	—	(0.3)	(60.5)	—	(60.8)
Restricted stock units settled in common stock	1,225	—	—	—	—	—
Balance, end of period	12,111,128	$0.1	$313.8	$1,242.2	$(1.2)	$1,554.9

(Dollars in millions)	For the Six Months Ended June 30, 2025
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,048,151	$0.1	$335.1	$1,414.7	$(0.3)	$1,749.6
Net income	—	—	—	193.7	—	193.7
Other comprehensive income	—	—	—	—	1.3	1.3
Stock-based compensation	—	—	25.6	—	—	25.6
Repurchase of common stock	(858,669)	—	(2.5)	(424.1)	—	(426.6)
Restricted stock units settled to common stock	15,339	—	—	—	—	—
Stock options exercised	32,575	—	11.1	—	—	11.1
Balance, end of period	11,237,396	$0.1	$369.3	$1,184.3	$1.0	$1,554.7

(Dollars in millions)	For the Six Months Ended June 30, 2024
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,522,397	$0.1	$279.0	$1,475.6	$(1.0)	$1,753.7
Net income	—	—	—	17.2	—	17.2
Other comprehensive income	—	—	—	—	(0.2)	(0.2)
Stock-based compensation	—	—	21.5	—	—	21.5
Repurchase of common stock	(462,045)	—	(1.3)	(250.6)	—	(251.9)
Restricted stock units settled to common stock	8,350	—	—	—	—	—
Stock options exercised	42,426	—	14.6	—	—	14.6
Balance, end of period	12,111,128	$0.1	$313.8	$1,242.2	$(1.2)	$1,554.9

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$193.7	$17.2
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	334.5	506.6
Depreciation	2.1	4.2
Amortization	11.6	9.8
Provision (credit) for deferred income taxes	(13.3)	20.3
Stock-based compensation	25.6	21.5
Loss on extinguishment of debt	1.2	—
Loss on sale of building	—	23.7
Other	0.1	0.4
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	33.5	14.2
Increase in income taxes receivable	(5.2)	(35.6)
Decrease in income taxes payable	(103.4)	(80.8)
Decrease in other assets	5.5	12.5
Net cash provided by operating activities	485.9	514.0
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(19.2)	(34.3)
Proceeds from sale of restricted securities available for sale	12.6	16.0
Maturities of restricted securities available for sale	7.5	4.9
Principal collected on Loans receivable	1,755.9	1,610.4
Advances to Dealers	(1,517.8)	(1,959.1)
Purchases of Consumer Loans	(592.9)	(586.4)
Accelerated payments of Dealer Holdback	(27.8)	(33.4)
Payments of Dealer Holdback	(103.5)	(130.5)
Purchases of property and equipment	(0.6)	(0.7)
Proceeds from sale of building	—	3.2
Net cash used in investing activities	(485.8)	(1,109.9)
Cash Flows From Financing Activities:
Borrowings under revolving secured lines of credit	40.5	4,505.7
Repayments under revolving secured lines of credit	(39.1)	(4,500.6)
Proceeds from secured financing	651.0	2,249.9
Repayments of secured financing	(635.8)	(1,365.6)
Proceeds from issuance of senior notes	500.0	—
Repayment of senior notes	(400.0)	—
Payments of debt issuance costs	(12.3)	(13.0)
Repurchase of common stock	(426.6)	(251.9)
Proceeds from stock options exercised	11.1	14.6
Other	29.9	3.5
Net cash provided by (used in) financing activities	(281.3)	642.6
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(281.2)	46.7
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	845.0	470.9
Cash and cash equivalents and restricted cash and cash equivalents end of period	$563.8	$517.6
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$217.4	$182.6
Cash paid during the period for income taxes, net of refunds	$183.4	$101.2
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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2025, for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 16.

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

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consumer Loan Assignment Volume	2025	2024	2025	2024
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	78.5%	80.2%	80.4%	81.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
We have two programs: the Portfolio Program and the Purchase Program. Under the Portfolio Program, we advance money to Dealers (referred to as a “Dealer Loan”) in exchange for the right to service the underlying Consumer Loans. Under the Purchase Program, we buy the Consumer Loans from the Dealers (referred to as a “Purchased Loan”) and keep all amounts collected from the consumer. Dealer Loans and Purchased Loans are collectively referred to as “Loans.” The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last eight quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
September 30, 2023	74.8%	25.2%	71.7%	28.3%
December 31, 2023	77.2%	22.8%	75.0%	25.0%
March 31, 2024	78.2%	21.8%	76.6%	23.4%
June 30, 2024	78.5%	21.5%	77.3%	22.7%
September 30, 2024	79.5%	20.5%	78.4%	21.6%
December 31, 2024	78.7%	21.3%	77.7%	22.3%
March 31, 2025	77.0%	23.0%	75.1%	24.9%
June 30, 2025	71.6%	28.4%	68.3%	31.7%
(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program. Payments of Dealer Holdback (as defined below) and accelerated Dealer Holdback are not included.

In 2025, we expanded Dealer access to the Purchase Program for Consumer Loans to consumers with higher credit ratings. The increase in the percentage of Purchased Loans in 2025 Consumer Loan assignment volume was primarily related to Consumer Loans assigned under this expanded Dealer access.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of June 30, 2025 and December 31, 2024, we had $69.2 million and $342.7 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of June 30, 2025 and December 31, 2024, we had $489.0 million and $497.0 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Cash and cash equivalents	$70.0	$343.7	$8.3	$13.2
Restricted cash and cash equivalents	493.8	501.3	509.3	457.7
Total cash and cash equivalents and restricted cash and cash equivalents	$563.8	$845.0	$517.6	$470.9

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

Each portfolio segment consists of one class of Consumer Loan assignments, which is Consumer Loans originated by Dealers to finance purchases of vehicles and related ancillary products predominantly by consumers with impaired or limited credit histories. Our determination is based on the following:
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

Methodology Changes. During the second quarter of 2025, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2024. During the second quarter of 2024, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2022 through 2024. For additional information, see Note 6. For the three and six months ended June 30, 2025 and 2024, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

Reinsurance

Our wholly owned subsidiary VSC Re Company (“VSC Re”) is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealers on vehicles indirectly financed by us. VSC Re currently reinsures vehicle service contracts that are offered through one of our TPPs. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, less fees and certain administrative costs, are contributed to a trust account controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. VSC Re is a bankruptcy remote entity. As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.

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

Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, which intends to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, but we have not yet adopted ASU 2023-09. We expect that the adoption of ASU 2023-09 will expand our income tax disclosures.

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

Senior Notes. The fair value is determined using quoted market prices in an active market.

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of June 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$70.0	$70.0	$343.7	$343.7
Restricted cash and cash equivalents	493.8	493.8	501.3	501.3
Restricted securities available for sale	107.1	107.1	106.4	106.4
Loans receivable, net	8,001.9	9,098.3	7,850.3	8,922.7
Liabilities
Revolving secured lines of credit	$1.5	$1.5	$0.1	$0.1
Secured financing	5,383.3	5,448.5	5,361.5	5,431.9
Senior notes	1,086.4	1,141.0	991.3	1,035.3

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$70.0	$—	$—	$70.0
Restricted cash and cash equivalents (1)	493.8	—	—	493.8
Restricted securities available for sale (2)	86.9	20.2	—	107.1
Loans receivable, net (1)	—	—	9,098.3	9,098.3
Liabilities
Revolving secured lines of credit (1)	$—	$1.5	$—	$1.5
Secured financing (1)	3,848.4	1,600.1	—	5,448.5
Senior notes (1)	1,141.0	—	—	1,141.0

(In millions)	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$343.7	$—	$—	$343.7
Restricted cash and cash equivalents (1)	501.3	—	—	501.3
Restricted securities available for sale (2)	84.5	21.9	—	106.4
Loans receivable, net (1)	—	—	8,922.7	8,922.7
Liabilities
Revolving secured lines of credit (1)	$—	$0.1	$—	$0.1
Secured financing (1)	3,831.7	1,600.2	—	5,431.9
Senior notes (1)	1,035.3	—	—	1,035.3

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$52.6	$0.7	$(0.1)	$53.2
U.S. Government and agency securities	33.3	0.4	—	33.7
Asset-backed securities	18.3	0.2	—	18.5
Mortgage-backed securities	1.7	—	—	1.7
Total restricted securities available for sale	$105.9	$1.3	$(0.1)	$107.1

(In millions)	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$49.4	$0.2	$(0.4)	$49.2
U.S. Government and agency securities	35.6	0.1	(0.4)	35.3
Asset-backed securities	20.1	0.1	—	20.2
Mortgage-backed securities	1.7	—	—	1.7
Total restricted securities available for sale	$106.8	$0.4	$(0.8)	$106.4

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of June 30, 2025
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$2.2	$—	$3.9	$(0.1)	$6.1	$(0.1)
U.S. Government and agency securities	2.6	—	1.5	—	4.1	—
Asset-backed securities	0.2	—	3.2	—	3.4	—
Total restricted securities available for sale	$5.0	$—	$8.6	$(0.1)	$13.6	$(0.1)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2024
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$13.1	$(0.2)	$8.4	$(0.2)	$21.5	$(0.4)
U.S. Government and agency securities	19.8	(0.2)	4.9	(0.2)	24.7	(0.4)
Asset-backed securities	2.4	—	3.6	—	6.0	—
Mortgage-backed securities	1.7	—	—	—	1.7	—
Total restricted securities available for sale	$37.0	$(0.4)	$16.9	$(0.4)	$53.9	$(0.8)

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

(In millions)	As of
	June 30, 2025		December 31, 2024
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$8.5	$8.5	$9.5	$9.4
Over one year to five years	90.0	91.1	84.7	84.3
Over five years to ten years	7.4	7.5	12.6	12.7
Over ten years	—	—	—	—
Total restricted securities available for sale	$105.9	$107.1	$106.8	$106.4

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of June 30, 2025
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,791.0	$2,772.0	$11,563.0
Allowance for credit losses	(3,005.9)	(555.2)	(3,561.1)
Loans receivable, net	$5,785.1	$2,216.8	$8,001.9

(In millions)	As of December 31, 2024
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,521.0	$2,768.1	$11,289.1
Allowance for credit losses	(2,844.5)	(594.3)	(3,438.8)
Loans receivable, net	$5,676.5	$2,173.8	$7,850.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended June 30, 2025
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,734.1	$2,742.6	$11,476.7	$(2,934.4)	$(564.1)	$(3,498.5)	$5,799.7	$2,178.5	$7,978.2
Finance charges	548.1	224.2	772.3	(188.8)	(42.8)	(231.6)	359.3	181.4	540.7
Provision for credit losses	—	—	—	(102.0)	(70.6)	(172.6)	(102.0)	(70.6)	(172.6)
New Consumer Loan assignments (1)	682.0	316.0	998.0	—	—	—	682.0	316.0	998.0
Collections (2)	(993.4)	(416.0)	(1,409.4)	—	—	—	(993.4)	(416.0)	(1,409.4)
Accelerated Dealer Holdback payments	14.6	—	14.6	—	—	—	14.6	—	14.6
Dealer Holdback payments	48.7	—	48.7	—	—	—	48.7	—	48.7
Transfers (3)	(39.6)	39.6	—	12.1	(12.1)	—	(27.5)	27.5	—
Write-offs	(207.6)	(135.9)	(343.5)	207.6	135.9	343.5	—	—	—
Recoveries (4)	0.4	1.5	1.9	(0.4)	(1.5)	(1.9)	—	—	—
Deferral of Loan origination costs	3.7	—	3.7	—	—	—	3.7	—	3.7
Balance, end of period	$8,791.0	$2,772.0	$11,563.0	$(3,005.9)	$(555.2)	$(3,561.1)	$5,785.1	$2,216.8	$8,001.9

	For the Three Months Ended June 30, 2024
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,553.0	$2,930.5	$10,483.5	$(2,471.2)	$(666.7)	$(3,137.9)	$5,081.8	$2,263.8	$7,345.6
Finance charges	473.5	229.0	702.5	(157.0)	(47.8)	(204.8)	316.5	181.2	497.7
Provision for credit losses	—	—	—	(212.3)	(108.3)	(320.6)	(212.3)	(108.3)	(320.6)
New Consumer Loan assignments (1)	949.7	278.8	1,228.5	—	—	—	949.7	278.8	1,228.5
Collections (2)	(879.0)	(412.5)	(1,291.5)	—	—	—	(879.0)	(412.5)	(1,291.5)
Accelerated Dealer Holdback payments	18.3	—	18.3	—	—	—	18.3	—	18.3
Dealer Holdback payments	65.6	—	65.6	—	—	—	65.6	—	65.6
Transfers (3)	(34.5)	34.5	—	10.9	(10.9)	—	(23.6)	23.6	—
Write-offs	(171.2)	(157.8)	(329.0)	171.2	157.8	329.0	—	—	—
Recoveries (4)	1.1	1.1	2.2	(1.1)	(1.1)	(2.2)	—	—	—
Deferral of Loan origination costs	4.1	—	4.1	—	—	—	4.1	—	4.1
Balance, end of period	$7,980.6	$2,903.6	$10,884.2	$(2,659.5)	$(677.0)	$(3,336.5)	$5,321.1	$2,226.6	$7,547.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	For the Six Months Ended June 30, 2025
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,521.0	$2,768.1	$11,289.1	$(2,844.5)	$(594.3)	$(3,438.8)	$5,676.5	$2,173.8	$7,850.3
Finance charges	1,079.3	445.4	1,524.7	(370.7)	(86.6)	(457.3)	708.6	358.8	1,067.4
Provision for credit losses	—	—	—	(206.7)	(127.8)	(334.5)	(206.7)	(127.8)	(334.5)
New Consumer Loan assignments (1)	1,517.8	592.9	2,110.7	—	—	—	1,517.8	592.9	2,110.7
Collections (2)	(1,995.1)	(835.4)	(2,830.5)	—	—	—	(1,995.1)	(835.4)	(2,830.5)
Accelerated Dealer Holdback payments	27.8	—	27.8	—	—	—	27.8	—	27.8
Dealer Holdback payments	103.5	—	103.5	—	—	—	103.5	—	103.5
Transfers (3)	(80.0)	80.0	—	25.5	(25.5)	—	(54.5)	54.5	—
Write-offs	(391.2)	(281.7)	(672.9)	391.2	281.7	672.9	—	—	—
Recoveries (4)	0.7	2.7	3.4	(0.7)	(2.7)	(3.4)	—	—	—
Deferral of Loan origination costs	7.2	—	7.2	—	—	—	7.2	—	7.2
Balance, end of period	$8,791.0	$2,772.0	$11,563.0	$(3,005.9)	$(555.2)	$(3,561.1)	$5,785.1	$2,216.8	$8,001.9

	For the Six Months Ended June 30, 2024
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,065.5	$2,954.6	$10,020.1	$(2,355.7)	$(709.1)	$(3,064.8)	$4,709.8	$2,245.5	$6,955.3
Finance charges	912.0	457.0	1,369.0	(305.2)	(96.9)	(402.1)	606.8	360.1	966.9
Provision for credit losses	—	—	—	(334.0)	(172.6)	(506.6)	(334.0)	(172.6)	(506.6)
New Consumer Loan assignments (1)	1,959.1	586.4	2,545.5	—	—	—	1,959.1	586.4	2,545.5
Collections (2)	(1,743.9)	(841.3)	(2,585.2)	—	—	—	(1,743.9)	(841.3)	(2,585.2)
Accelerated Dealer Holdback payments	33.4	—	33.4	—	—	—	33.4	—	33.4
Dealer Holdback payments	130.5	—	130.5	—	—	—	130.5	—	130.5
Transfers (3)	(71.4)	71.4	—	22.9	(22.9)	—	(48.5)	48.5	—
Write-offs	(314.0)	(326.4)	(640.4)	314.0	326.4	640.4	—	—	—
Recoveries (4)	1.5	1.9	3.4	(1.5)	(1.9)	(3.4)	—	—	—
Deferral of Loan origination costs	7.9	—	7.9	—	—	—	7.9	—	7.9
Balance, end of period	$7,980.6	$2,903.6	$10,884.2	$(2,659.5)	$(677.0)	$(3,336.5)	$5,321.1	$2,226.6	$7,547.7
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

(In millions)	For the Three Months Ended June 30, 2025
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$36.8	$34.5	$71.3
Forecast changes	65.2	36.1	101.3
Total	$102.0	$70.6	$172.6

(In millions)	For the Three Months Ended June 30, 2024
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$48.6	$34.2	$82.8
Forecast changes	163.7	74.1	237.8
Total	$212.3	$108.3	$320.6

(In millions)	For the Six Months Ended June 30, 2025
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$88.9	$68.0	$156.9
Forecast changes	117.8	59.8	177.6
Total	$206.7	$127.8	$334.5

(In millions)	For the Six Months Ended June 30, 2024
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$106.0	$75.6	$181.6
Forecast changes	228.0	97.0	325.0
Total	$334.0	$172.6	$506.6

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
•finance charge revenue in subsequent periods that is significantly in excess of our expected yield.

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended June 30, 2025
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,087.2	$614.1	$1,701.3
Expected net cash flows at the time of assignment (2)	984.1	447.9	1,432.0
Loans receivable at the time of assignment (3)	682.0	316.0	998.0

Provision for credit losses expense at the time of assignment	$(36.8)	$(34.5)	$(71.3)
Expected future finance charges at the time of assignment (4)	338.9	166.4	505.3
Expected net Loan income at the time of assignment (5)	$302.1	$131.9	$434.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended June 30, 2024
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,474.4	$565.4	$2,039.8
Expected net cash flows at the time of assignment (2)	1,341.6	404.8	1,746.4
Loans receivable at the time of assignment (3)	949.7	278.8	1,228.5

Provision for credit losses expense at the time of assignment	$(48.6)	$(34.2)	$(82.8)
Expected future finance charges at the time of assignment (4)	440.5	160.2	600.7
Expected net Loan income at the time of assignment (5)	$391.9	$126.0	$517.9

(In millions)	For the Six Months Ended June 30, 2025
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,426.9	$1,177.7	$3,604.6
Expected net cash flows at the time of assignment (2)	2,190.8	849.2	3,040.0
Loans receivable at the time of assignment (3)	1,517.8	592.9	2,110.7

Provision for credit losses expense at the time of assignment	$(88.9)	$(68.0)	$(156.9)
Expected future finance charges at the time of assignment (4)	761.9	324.3	1,086.2
Expected net Loan income at the time of assignment (5)	$673.0	$256.3	$929.3

(In millions)	For the Six Months Ended June 30, 2024
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,060.6	$1,201.9	$4,262.5
Expected net cash flows at the time of assignment (2)	2,779.4	853.0	3,632.4
Loans receivable at the time of assignment (3)	1,959.1	586.4	2,545.5

Provision for credit losses expense at the time of assignment	$(106.0)	$(75.6)	$(181.6)
Expected future finance charges at the time of assignment (4)	926.3	342.2	1,268.5
Expected net Loan income at the time of assignment (5)	$820.3	$266.6	$1,086.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended June 30, 2025
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,383.2	$3,412.8	$11,796.0
New Consumer Loan assignments (1)	984.1	447.9	1,432.0
Realized net cash flows (2)	(930.1)	(416.0)	(1,346.1)
Forecast changes	(39.6)	(16.2)	(55.8)
Transfers (3)	(42.1)	43.7	1.6
Balance, end of period	$8,355.5	$3,472.2	$11,827.7

(In millions)	For the Three Months Ended June 30, 2024
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,295.9	$3,527.1	$10,823.0
New Consumer Loan assignments (1)	1,341.6	404.8	1,746.4
Realized net cash flows (2)	(795.1)	(412.5)	(1,207.6)
Forecast changes	(102.4)	(86.9)	(189.3)
Transfers (3)	(35.4)	37.3	1.9
Balance, end of period	$7,704.6	$3,469.8	$11,174.4

(In millions)	For the Six Months Ended June 30, 2025
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,176.3	$3,383.9	$11,560.2
New Consumer Loan assignments (1)	2,190.8	849.2	3,040.0
Realized net cash flows (2)	(1,863.8)	(835.4)	(2,699.2)
Forecast changes	(64.2)	(12.5)	(76.7)
Transfers (3)	(83.6)	87.0	3.4
Balance, end of period	$8,355.5	$3,472.2	$11,827.7

(In millions)	For the Six Months Ended June 30, 2024
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,707.2	$3,472.0	$10,179.2
New Consumer Loan assignments (1)	2,779.4	853.0	3,632.4
Realized net cash flows (2)	(1,580.0)	(841.3)	(2,421.3)
Forecast changes	(129.4)	(90.7)	(220.1)
Transfers (3)	(72.6)	76.8	4.2
Balance, end of period	$7,704.6	$3,469.8	$11,174.4
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table compares our aggregated forecast of Consumer Loan collection rates as of June 30, 2025 with the aggregated forecasts as of March 31, 2025, December 31, 2024, and at the time of assignment, segmented by year of assignment:

	Total Loans
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2025	March 31, 2025	December 31, 2024	Initial Forecast	March 31, 2025	December 31, 2024	Initial Forecast
2016	63.9%	63.9%	63.9%	65.4%	0.0%	0.0%	-1.5%
2017	64.8%	64.8%	64.7%	64.0%	0.0%	0.1%	0.8%
2018	65.6%	65.5%	65.5%	63.6%	0.1%	0.1%	2.0%
2019	67.3%	67.2%	67.2%	64.0%	0.1%	0.1%	3.3%
2020	68.0%	67.9%	67.7%	63.4%	0.1%	0.3%	4.6%
2021	63.8%	63.9%	63.8%	66.3%	-0.1%	0.0%	-2.5%
2022	59.7%	60.0%	60.2%	67.5%	-0.3%	-0.5%	-7.8%
2023	64.1%	64.3%	64.3%	67.5%	-0.2%	-0.2%	-3.4%
2024	65.7%	66.3%	66.5%	67.2%	-0.6%	-0.8%	-1.5%
2025	66.9%	66.0%	—	66.9%	0.9%	—	0.0%

	Dealer Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2025	March 31, 2025	December 31, 2024	Initial Forecast	March 31, 2025	December 31, 2024	Initial Forecast
2016	63.1%	63.1%	63.1%	65.1%	0.0%	0.0%	-2.0%
2017	64.1%	64.1%	64.1%	63.8%	0.0%	0.0%	0.3%
2018	65.0%	64.9%	64.9%	63.6%	0.1%	0.1%	1.4%
2019	66.9%	66.9%	66.8%	63.9%	0.0%	0.1%	3.0%
2020	67.8%	67.7%	67.5%	63.3%	0.1%	0.3%	4.5%
2021	63.6%	63.6%	63.5%	66.3%	0.0%	0.1%	-2.7%
2022	58.9%	59.2%	59.5%	67.3%	-0.3%	-0.6%	-8.4%
2023	62.9%	63.0%	63.1%	66.8%	-0.1%	-0.2%	-3.9%
2024	64.5%	65.2%	65.4%	66.3%	-0.7%	-0.9%	-1.8%
2025	65.4%	64.7%	—	65.4%	0.7%	—	0.0%

	Purchased Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2025	March 31, 2025	December 31, 2024	Initial Forecast	March 31, 2025	December 31, 2024	Initial Forecast
2016	66.1%	66.1%	66.1%	66.5%	0.0%	0.0%	-0.4%
2017	66.4%	66.4%	66.3%	64.6%	0.0%	0.1%	1.8%
2018	66.8%	66.8%	66.8%	63.5%	0.0%	0.0%	3.3%
2019	67.9%	67.9%	67.9%	64.2%	0.0%	0.0%	3.7%
2020	68.3%	68.1%	67.9%	63.6%	0.2%	0.4%	4.7%
2021	64.3%	64.4%	64.3%	66.3%	-0.1%	0.0%	-2.0%
2022	61.7%	61.9%	62.1%	68.0%	-0.2%	-0.4%	-6.3%
2023	67.6%	67.7%	67.7%	69.4%	-0.1%	-0.1%	-1.8%
2024	70.0%	70.6%	70.7%	70.7%	-0.6%	-0.7%	-0.7%
2025	71.5%	70.5%	—	71.5%	1.0%	—	0.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

We evaluate and adjust the expected collection rate for each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of June 30, 2025 and December 31, 2024, segmented by year of assignment:

(In millions)	Total Loans as of June 30, 2025 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$61.8	$37.2	$147.6	$259.9	$506.5
2021	167.0	74.1	199.4	11.6	452.1
2022	566.9	182.3	313.2	3.0	1,065.4
2023	1,557.3	425.1	419.5	0.1	2,402.0
2024	3,250.7	790.8	352.2	—	4,393.7
2025	2,472.9	261.2	9.2	—	2,743.3
	$8,076.6	$1,770.7	$1,441.1	$274.6	$11,563.0

(In millions)	Dealer Loans as of June 30, 2025 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$35.6	$20.9	$83.8	$147.1	$287.4
2021	111.9	48.6	132.3	9.1	301.9
2022	405.6	128.5	220.9	2.4	757.4
2023	1,128.3	314.9	309.5	0.1	1,752.8
2024	2,600.4	658.1	294.4	—	3,552.9
2025	1,912.8	217.9	7.9	—	2,138.6
	$6,194.6	$1,388.9	$1,048.8	$158.7	$8,791.0

(In millions)	Purchased Loans as of June 30, 2025 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$26.2	$16.3	$63.8	$112.8	$219.1
2021	55.1	25.5	67.1	2.5	150.2
2022	161.3	53.8	92.3	0.6	308.0
2023	429.0	110.2	110.0	—	649.2
2024	650.3	132.7	57.8	—	840.8
2025	560.1	43.3	1.3	—	604.7
	$1,882.0	$381.8	$392.3	$115.9	$2,772.0

(In millions)	Total Loans as of December 31, 2024 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$25.5	$18.8	$87.3	$239.7	$371.3
2020	113.3	64.2	179.1	25.7	382.3
2021	267.8	125.2	259.0	3.8	655.8
2022	795.2	269.8	371.7	1.0	1,437.7
2023	2,033.7	576.5	420.6	—	3,030.8
2024	4,412.3	819.1	179.8	—	5,411.2
	$7,647.8	$1,873.6	$1,497.5	$270.2	$11,289.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Dealer Loans as of December 31, 2024 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$11.3	$8.2	$39.7	$132.4	$191.6
2020	67.9	37.7	106.4	18.5	230.5
2021	180.2	82.6	171.0	3.0	436.8
2022	569.7	191.5	262.1	0.8	1,024.1
2023	1,487.0	429.4	312.8	—	2,229.2
2024	3,571.3	686.8	150.7	—	4,408.8
	$5,887.4	$1,436.2	$1,042.7	$154.7	$8,521.0

(In millions)	Purchased Loans as of December 31, 2024 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$14.2	$10.6	$47.6	$107.3	$179.7
2020	45.4	26.5	72.7	7.2	151.8
2021	87.6	42.6	88.0	0.8	219.0
2022	225.5	78.3	109.6	0.2	413.6
2023	546.7	147.1	107.8	—	801.6
2024	841.0	132.3	29.1	—	1,002.4
	$1,760.4	$437.4	$454.8	$115.5	$2,768.1

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

The following table summarizes the write-offs for Consumer Loan assignments for the three and six months ended June 30, 2025 and 2024, segmented by year of assignment:

(In millions)	For the Three Months Ended June 30, 2025
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2020 and prior	$73.8	$25.5	$99.3
2021	38.2	14.6	52.8
2022	58.5	23.9	82.4
2023	20.7	33.1	53.8
2024	12.3	29.5	41.8
2025	4.1	9.3	13.4
	$207.6	$135.9	$343.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended June 30, 2024
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2019 and prior	$46.4	$35.8	$82.2
2020	28.8	19.2	48.0
2021	35.0	22.9	57.9
2022	45.9	36.1	82.0
2023	13.2	37.6	50.8
2024	1.9	6.2	8.1
	$171.2	$157.8	$329.0

(In millions)	For the Six Months Ended June 30, 2025
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2020 and prior	$143.1	$56.9	$200.0
2021	72.4	31.7	104.1
2022	110.8	53.3	164.1
2023	35.4	70.6	106.0
2024	24.9	58.4	83.3
2025	4.6	10.8	15.4
	$391.2	$281.7	$672.9

(In millions)	For the Six Months Ended June 30, 2024
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2019 and prior	$91.6	$77.3	$168.9
2020	54.1	41	95.1
2021	63.9	50.8	114.7
2022	79.1	76.2	155.3
2023	22.2	73.5	95.7
2024	3.1	7.6	10.7
	$314.0	$326.4	$640.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
During the second quarter of 2025, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2024. Consumer Loans assigned in 2024 prior to the implementation of our scorecard adjustment during the third quarter of 2024 had underperformed relative to the forecast adjustment we implemented during the second quarter of 2024. Accordingly, in the second quarter of 2025, we applied an adjustment to that segment of the Consumer Loans assigned in 2024 to reduce forecasted collection rates to what we believed the ultimate collection rates would be based on these trends. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of this forecast adjustment during the second quarter of 2025 reduced forecasted net cash flows by $18.6 million, or 0.2%, and increased provision for credit losses by $16.5 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net assumed written premiums	$23.7	$27.3	$49.3	$58.5
Net premiums earned	24.1	24.3	47.6	46.2
Provision for claims	19.8	20.3	35.9	37.3
Amortization of capitalized acquisition costs	0.7	0.6	1.3	1.2

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet Location	June 30, 2025	December 31, 2024
Trust assets	Restricted cash and cash equivalents	$0.8	$0.3
Trust assets	Restricted securities available for sale	107.1	106.4
Unearned premium	Accounts payable and accrued liabilities	77.6	75.9
Claims reserve (1)	Accounts payable and accrued liabilities	6.3	6.0

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Ancillary product profit sharing	$7.5	$6.4	$16.2	$13.7
Interest	7.8	6.4	16.2	12.2
Remarketing fees	3.3	2.9	6.7	6.2
Other	0.4	0.5	0.8	1.0
Total	$19.0	$16.2	$39.9	$33.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended June 30, 2025
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$7.5	$7.8	$—	$—	$15.3
Dealers	—	—	3.3	0.4	3.7
Total	$7.5	$7.8	$3.3	$0.4	$19.0

Timing of Revenue Recognition
Over time	$7.5	$7.8	$—	$0.1	$15.4
At a point in time	—	—	3.3	0.3	3.6
Total	$7.5	$7.8	$3.3	$0.4	$19.0

(In millions)	For the Six Months Ended June 30, 2025
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$16.2	$16.2	$—	$0.1	$32.5
Dealers	—	—	6.7	0.7	7.4
Total	$16.2	$16.2	$6.7	$0.8	$39.9

Timing of Revenue Recognition
Over time	$16.2	$16.2	$—	$0.2	$32.6
At a point in time	—	—	6.7	0.6	7.3
Total	$16.2	$16.2	$6.7	$0.8	$39.9

9.           DEBT

Debt consists of the following:

(In millions)	As of June 30, 2025
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$1.5	$—	$—	$1.5
Secured financing (2)	5,407.0	(23.0)	(0.7)	5,383.3
Senior notes	1,100.0	(13.6)	—	1,086.4
Total debt	$6,508.5	$(36.6)	$(0.7)	$6,471.2

(In millions)	As of December 31, 2024
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$0.1	$—	$—	$0.1
Secured financing (2)	5,391.8	(29.0)	(1.3)	5,361.5
Senior notes	1,000.0	(8.7)	—	991.3
Total debt	$6,391.9	$(37.7)	$(1.3)	$6,352.9

(1)Excludes deferred debt issuance costs of $5.4 million and $4.4 million as of June 30, 2025 and December 31, 2024, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of June 30, 2025 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of June 30, 2025
Revolving Secured Line of Credit Facility	n/a	06/22/2028		$390.0	At our option, either the Secured Overnight Financing Rate (SOFR) plus 197.5 basis points or the prime rate plus 87.5 basis points
RTP Facility	n/a	—	(1)	20.0	SOFR plus 197.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	09/20/2027	(3)	500.0	SOFR plus 185.0 basis points
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	12/29/2026	(3)	300.0	SOFR plus 221.4 basis points
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/2027	(4)	250.0	SOFR plus 185.0 basis points
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2026	(3)	75.0	SOFR plus 210.0 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/21/2026	(3)	200.0	SOFR plus 225.0 basis points
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	09/15/2026	(5)	500.0	Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/17/2026	(5)	100.0	SOFR plus 220.0 basis points
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/2024	(3)	350.0	Fixed rate
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	06/15/2027	(5)	300.0	SOFR plus 246.4 basis points
Term ABS 2022-3 (2)	Credit Acceptance Funding LLC 2022-3	10/15/2024	(3)	389.9	Fixed rate
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/2025	(3)	400.0	Fixed rate
Term ABS 2023-2 (2)	Credit Acceptance Funding LLC 2023-2	05/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-3 (2)	Credit Acceptance Funding LLC 2023-3	08/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-A (2)	Credit Acceptance Funding LLC 2023-A	12/15/2025	(5)	200.0	Fixed rate
Term ABS 2023-5 (2)	Credit Acceptance Funding LLC 2023-5	12/15/2025	(3)	294.0	Fixed rate
Term ABS 2024-A (2)	Credit Acceptance Funding LLC 2024-A	02/15/2027	(5)	200.0	Fixed rate
Term ABS 2024-1 (2)	Credit Acceptance Funding LLC 2024-1	03/16/2026	(3)	500.0	Fixed rate
Term ABS 2024-2 (2)	Credit Acceptance Funding LLC 2024-2	06/15/2026	(3)	550.0	Fixed rate
Term ABS 2024-3 (2)	Credit Acceptance Funding LLC 2024-3	09/15/2026	(3)	600.0	Fixed rate
Term ABS 2024-B (2)	Credit Acceptance Funding LLC 2024-B	12/15/2027	(5)	300.0	Fixed rate
Term ABS 2025-1 (2)	Credit Acceptance Funding LLC 2025-1	03/15/2027	(3)	400.0	Fixed rate
2028 Senior Notes	n/a	12/15/2028		600.0	Fixed rate
2030 Senior Notes	n/a	03/15/2030		500.0	Fixed rate

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

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revolving Secured Lines of Credit
Maximum outstanding principal balance	$24.8	$342.0	$24.8	$342.0
Average outstanding principal balance	2.0	212.0	1.4	189.4
Warehouse Facility II
Maximum outstanding principal balance	—	251.0	251.0	251.0
Average outstanding principal balance	—	142.0	2.8	135.1
Warehouse Facility IV
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility V
Maximum outstanding principal balance	—	100.0	—	100.0
Average outstanding principal balance	—	23.1	—	11.5
Warehouse Facility VI
Maximum outstanding principal balance	—	60.0	—	60.0
Average outstanding principal balance	—	55.4	—	42.5
Warehouse Facility VIII
Maximum outstanding principal balance	—	100.0	—	100.0
Average outstanding principal balance	—	47.3	—	39.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2025	December 31, 2024
Revolving Secured Lines of Credit
Principal balance outstanding	$1.5	$0.1
Amount available for borrowing (1)	408.5	409.9
Interest rate	6.26%	6.37%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	500.0	500.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	2.5
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	250.0	250.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	525.0	529.0
Restricted cash and cash equivalents pledged as collateral	43.1	41.7
Interest rate	5.43%	5.43%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	108.4	112.0
Restricted cash and cash equivalents pledged as collateral	9.2	8.7
Interest rate	6.51%	6.60%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2025	December 31, 2024
Term ABS 2021-4
Principal balance outstanding	$—	$63.6
Loans pledged as collateral	—	167.0
Restricted cash and cash equivalents pledged as collateral	—	16.4
Interest rate	—%	1.89%
Term ABS 2022-1
Principal balance outstanding	$131.6	$236.6
Loans pledged as collateral	244.5	310.0
Restricted cash and cash equivalents pledged as collateral	22.9	24.9
Interest rate	5.67%	5.24%
Term ABS 2022-2
Principal balance outstanding	$300.0	$300.0
Loans pledged as collateral	353.1	406.0
Restricted cash and cash equivalents pledged as collateral	25.2	25.2
Interest rate	6.75%	7.29%
Term ABS 2022-3
Principal balance outstanding	$227.0	$347.6
Loans pledged as collateral	311.0	395.2
Restricted cash and cash equivalents pledged as collateral	26.8	29.1
Interest rate	8.43%	7.82%
Term ABS 2023-1
Principal balance outstanding	$329.6	$400.0
Loans pledged as collateral	376.9	453.0
Restricted cash and cash equivalents pledged as collateral	31.5	33.1
Interest rate	7.01%	6.92%
Term ABS 2023-2
Principal balance outstanding	$374.8	$400.0
Loans pledged as collateral	430.8	533.3
Restricted cash and cash equivalents pledged as collateral	33.9	36.8
Interest rate	6.42%	6.39%
Term ABS 2023-3
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	429.7	524.9
Restricted cash and cash equivalents pledged as collateral	34.5	36.5
Interest rate	6.86%	6.86%
Term ABS 2023-A
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	216.3	252.0
Restricted cash and cash equivalents pledged as collateral	17.1	17.7
Interest rate	7.51%	7.51%
Term ABS 2023-5
Principal balance outstanding	$294.0	$294.0
Loans pledged as collateral	330.3	398.7
Restricted cash and cash equivalents pledged as collateral	31.2	32.9
Interest rate	6.54%	6.54%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2025	December 31, 2024
Term ABS 2024-A
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	211.3	248.4
Restricted cash and cash equivalents pledged as collateral	17.5	18.1
Interest rate	7.45%	7.45%
Term ABS 2024-1
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	589.0	553.3
Restricted cash and cash equivalents pledged as collateral	47.4	45.0
Interest rate	6.01%	6.01%
Term ABS 2024-2
Principal balance outstanding	$550.0	$550.0
Loans pledged as collateral	605.6	646.8
Restricted cash and cash equivalents pledged as collateral	43.7	42.0
Interest rate	6.21%	6.21%
Term ABS 2024-3
Principal balance outstanding	$600.0	$600.0
Loans pledged as collateral	668.3	700.9
Restricted cash and cash equivalents pledged as collateral	49.9	51.5
Interest rate	4.91%	4.91%
Term ABS 2024-B
Principal balance outstanding	$300.0	$300.0
Loans pledged as collateral	353.0	425.8
Restricted cash and cash equivalents pledged as collateral	23.3	37.9
Interest rate	6.13%	6.13%
Term ABS 2025-1
Principal balance outstanding	$400.0	$—
Loans pledged as collateral	476.8	—
Restricted cash and cash equivalents pledged as collateral	34.8	—
Interest rate	5.26%	—%
2026 Senior Notes
Principal balance outstanding	$—	$400.0
Interest rate	—%	6.625%
2028 Senior Notes
Principal balance outstanding	$600.0	$600.0
Interest rate	9.250%	9.250%
2030 Senior Notes
Principal balance outstanding	$500.0	$—
Interest rate	6.625%	—%
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

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with each of these transactions, we conveyed Loans on an arms-length basis to a Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than the Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, 2023-A, and 2024-B financings, conveyed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, 2023-A, and 2024-B financings pledged the Loans for the benefit of their respective lenders. The Term ABS 2023-1, 2023-2, 2023-3, 2023-A, 2023-5, 2024-A, 2024-1, 2024-2, 2024-3, and 2025-1 financings each consist of three classes of notes (or, in the case of the Term ABS 2023-A and Term ABS 2024-B, three classes of loans), while the Term ABS 2022-1 and Term ABS 2022-3 financings consist of four classes of notes.

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

Debt Covenants

As of June 30, 2025, we were in compliance with our covenants under our revolving secured line of credit facility, our Warehouse facilities, our Term ABS financings, the senior notes indentures, and the RTP Facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes	3.6%	-3.7%	3.2%	16.9%
Non-deductible executive compensation expense	1.0%	-2.6%	1.0%	8.2%
Tax deficiency (excess tax benefit) from stock-based compensation	0.1%	0.0%	0.1%	-1.7%
Other	0.1%	0.1%	0.1%	0.3%
Effective income tax rate	25.8%	14.8%	25.4%	44.7%

State and local income taxes

For the three months ended June 30, 2025, the impact of state and local income taxes on our effective income tax rate changed from the same period in 2024 primarily due to changes in state tax laws enacted during the second quarter of 2024 that were effective retroactively to the beginning of 2024. Those changes increased our state income taxes and reduced, rather than increased, our effective income tax rate for the second quarter of 2024, as we had a pre-tax loss that quarter compared to pre-tax income for the second quarter of 2025.

For the six months ended June 30, 2025, the impact of state and local income taxes on our effective income tax rate decreased from the same period in 2024 primarily due to:
•The increased impact of an adjustment to an uncertain tax position for state income taxes in the second quarter of 2024 primarily due to lower pre-tax income for the six months ended June 30, 2024.
•Changes in state tax laws enacted during the second quarter of 2024 that were effective retroactively to the beginning of 2024.

Non-deductible executive compensation expense

We recognize non-deductible executive compensation expense as an increase in provision for income taxes or a reduction in benefit for income taxes. For the second quarter of 2024, the impact of non-deductible executive compensation expense reduced, rather than increased, our effective income tax rate, as we had a pre-tax loss in the period, compared to pre-tax income in the second quarter of 2025. For the six months ended June 30, 2025, the impact of non-deductible executive compensation expense on our effective income tax rate decreased from the same period in 2024 primarily due to an increase in pre-tax income.

Tax deficiency or excess tax benefit from stock-based compensation

We recognize a tax deficiency or excess tax benefit when the tax deduction for the stock-based compensation expense of a stock award differs from the cumulative stock-based compensation expense recognized in the financial statements. The tax deficiency or excess tax benefit is recognized in provision for income taxes in the period in which the amount of the tax deduction is determined, which is when restricted stock units are settled in common stock or stock options are exercised. Tax deficiencies increase our effective income tax rate, while excess tax benefits reduce our effective income tax rate. We recognized a tax deficiency in 2025 and an excess tax benefit in 2024. For the six months ended June 30, 2025, the impact on our effective income tax rate decreased from the same period in 2024 primarily due to an increase in pre-tax income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average shares outstanding:
Common shares	11,464,624	12,118,832	11,721,700	12,218,419
Vested restricted stock units	109,394	163,342	109,394	163,237
Basic number of weighted average shares outstanding	11,574,018	12,282,174	11,831,094	12,381,656
Dilutive effect of restricted stock units and stock options	197,507	—	192,809	151,590
Dilutive number of weighted average shares outstanding	11,771,525	12,282,174	12,023,903	12,533,246

The following outstanding stock awards were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	47,000	195,324	47,000	67,750
Restricted stock units	15,134	22,222	12,733	2,173
Total	62,134	217,546	59,733	69,923

12.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three and six months ended June 30, 2025 and 2024:

(Dollars in millions)	For the Three Months Ended June 30,
	2025		2024
Stock Repurchases	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)
Open Market (2)	528,462	$261.6	110,181	$60.6
Other (3)	1,143	0.6	496	0.2
Total	529,605	$262.2	110,677	$60.8

(Dollars in millions)	For the Six Months Ended June 30,
	2025		2024
Stock Repurchases	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)
Open Market (2)	853,960	$424.2	459,437	$250.5
Other (3)	4,709	2.4	2,608	1.4
Total	858,669	$426.6	462,045	$251.9
(1)    Total cost of repurchases includes excise tax.
(2)     Represents repurchases under authorizations by the board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or otherwise. On August 21, 2023, the board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of June 30, 2025, we had authorization to repurchase 391,131 shares of our common stock.
(3)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the settlement of restricted stock units in common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
13.         STOCK-BASED COMPENSATION PLANS

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2024	533,447	$407.15
Granted	95,225	471.73
Settled	(14,839)	526.31
Forfeited	(530)	530.46
Outstanding as of June 30, 2025	613,303	$414.18

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	$11.3	$2.4	$21.9	$5.1
Stock options	1.4	8.2	3.7	16.4
Total	$12.7	$10.6	$25.6	$21.5

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

(in millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2025	$24.1
2026	41.4
2027	32.9
2028	26.5
2029	18.7
Thereafter	75.9
Total	$219.5

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

Geographic Information

For the three and six months ended June 30, 2025 and 2024, all of our revenues were derived from the United States. As of June 30, 2025 and 2024, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of innovative financing solutions that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer ancillary products on vehicles indirectly financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during the three and six months ended June 30, 2025 and 2024. Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of June 30, 2025 and 2024.

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

The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. In many proceedings, including the specific actions described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties, and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated. The total recorded accrual balance as of June 30, 2025 for these matters was $31.8 million. An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity, and results of operations.

On April 7, 2025, a putative class action was filed against the Company in the United States District Court for the Eastern District of Michigan alleging that the Company violated the Telephone Consumer Protection Act (“TCPA”) by allegedly calling the cellular phones of members of the putative class without prior express consent and with the use of an artificial or prerecorded voice. The plaintiff seeks to represent a nationwide class and requests damages, injunctive relief, and attorneys’ fees. On May 14, 2025, the Company filed a motion to dismiss the complaint. Rather than responding to the motion to dismiss, the plaintiff filed a first amended complaint on May 29, 2025. On June 12, 2025, the Company filed a motion to dismiss the first amended complaint, which is now fully briefed. The Company intends to vigorously defend itself in this matter.

On December 1, 2021, we received a subpoena from the Office of the Attorney General for the State of California seeking documents and information regarding GAP products, GAP product administration, and refunds. We cooperated with this inquiry and, on May 8, 2025, the Office of the Attorney General for the State of California confirmed that the matter is closed.

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

16.        SUBSEQUENT EVENTS

On July 11, 2025, we extended the date on which our $75.0 million Warehouse Facility VI will cease to revolve from September 30, 2026 to September 30, 2028. The interest rate on borrowings under the facility has been decreased from SOFR plus 210 basis points to SOFR plus 185 basis points. The servicing fee has also been decreased from 6.0% to 4.0% of collections on the underlying consumer loans.

On July 30, 2025, we extended the date on which our $300.0 million Warehouse Facility IV will cease to revolve from December 29, 2026 to July 30, 2028. The interest rate on borrowings under the facility has been decreased from SOFR plus 221.4 basis points to SOFR plus 205 basis points.

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

For the three months ended June 30, 2025, consolidated net income was $87.4 million, or $7.42 per diluted share, compared to consolidated net loss of $47.1 million, or $3.83 per diluted share, for the same period in 2024. The increase was primarily due to a decrease in provision for credit losses and an increase in finance charges, partially offset by increases in provision for income taxes and operating expenses. Our results and achievements for the three months ended June 30, 2025 included the following:

•A decline in forecasted collection rates, which decreased forecasted net cash flows from our Loan portfolio by $55.8 million, or 0.5%, and slower forecasted net cash flow timing.
•A 6.8% increase in the average balance of our Loan portfolio from the second quarter of 2024 to $8.0 billion, which is our largest ever.
•A decline in Consumer Loan assignment unit and dollar volumes of 14.6% and 18.8%, respectively, as compared to the second quarter of 2024.
•The repurchase of approximately 530,000 shares, or 4.5% of the shares outstanding at the beginning of the quarter.
•The enrollment of 1,560 new Dealers, with 10,655 active Dealers during the quarter.
•$63.3 million in Dealer Holdback and accelerated Dealer Holdback payments to Dealers.
•$23.4 million contingent loss related to previously disclosed legal matters.
•Named one of the 100 Best Companies to Work For® by Great Place to Work® and Fortune magazine for the eleventh time, with a #34 ranking, and a Spring 2025 Top Workplaces Culture Excellence award winner in the following five categories: Work-Life Flexibility, Leadership, Innovation, Purpose & Values, and Compensation & Benefits.

For the six months ended June 30, 2025, consolidated net income was $193.7 million, or $16.11 per diluted share, compared to consolidated net income of $17.2 million, or $1.37 per diluted share, for the same period in 2024. The increase was primarily due to a decrease in provision for credit losses and an increase in finance charges, partially offset by increases in provision for income taxes and operating expenses. Our results and achievements for the six months ended June 30, 2025 included the following:

•A decline in forecasted collection rates, which decreased forecasted net cash flows from our Loan portfolio by $76.7 million, or 0.7%, and slower forecasted net cash flow timing.
•An 8.9% increase in the average balance of our Loan portfolio from the first six months of 2024 to $7.9 billion.
•A decline in Consumer Loan assignment unit and dollar volumes of 12.2% and 17.1% respectively, as compared to the first six months of 2024.
•The repurchase of approximately 859,000 shares, or 7.1% of the shares outstanding at the beginning of the year.
•The enrollment of 3,205 new Dealers, with 13,008 active Dealers during the first six months of 2025.
•$131.3 million in Dealer Holdback and accelerated Dealer Holdback payments to Dealers.
•$23.4 million contingent loss related to previously disclosed legal matters.
•Received awards from Great Place to Work® and Fortune magazine and from Top Workplaces USA.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate for each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our aggregated forecast of Consumer Loan collection rates as of June 30, 2025, with the aggregated forecasts as of March 31, 2025, December 31, 2024, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2025	March 31, 2025	December 31, 2024	Initial Forecast	March 31, 2025	December 31, 2024	Initial Forecast
2016	63.9%	63.9%	63.9%	65.4%	0.0%	0.0%	-1.5%
2017	64.8%	64.8%	64.7%	64.0%	0.0%	0.1%	0.8%
2018	65.6%	65.5%	65.5%	63.6%	0.1%	0.1%	2.0%
2019	67.3%	67.2%	67.2%	64.0%	0.1%	0.1%	3.3%
2020	68.0%	67.9%	67.7%	63.4%	0.1%	0.3%	4.6%
2021	63.8%	63.9%	63.8%	66.3%	-0.1%	0.0%	-2.5%
2022	59.7%	60.0%	60.2%	67.5%	-0.3%	-0.5%	-7.8%
2023	64.1%	64.3%	64.3%	67.5%	-0.2%	-0.2%	-3.4%
2024	65.7%	66.3%	66.5%	67.2%	-0.6%	-0.8%	-1.5%
2025 (2)	66.9%	66.0%	—	66.9%	0.9%	—	0.0%
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
(2)The forecasted collection rate for 2025 Consumer Loans as of June 30, 2025 includes both Consumer Loans that were in our portfolio as of March 31, 2025 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2025 Consumer Loan Assignment Period	June 30, 2025	March 31, 2025	Initial Forecast	March 31, 2025	Initial Forecast
January 1, 2025 through March 31, 2025	66.2%	66.0%	66.2%	0.2%	0.0%
April 1, 2025 through June 30, 2025	67.7%	—	67.7%	—	0.0%

For the three months ended June 30, 2025, forecasted collection rates improved for Consumer Loans assigned in 2025, declined for Consumer Loans assigned in 2022 through 2024, and were generally consistent with expectations at the start of the period for all other assignment years presented. For the six months ended June 30, 2025, forecasted collection rates improved for Consumer Loans assigned in 2020, declined for Consumer Loans assigned in 2022 through 2024, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes to our forecast of future net cash flows from our Loan portfolio (forecasted collections less forecasted Dealer Holdback payments) for each of the last eight quarters are shown in the following table:

(Dollars in millions)	Decrease in Forecasted Net Cash Flows
Three Months Ended	Total Loans	% Change from Forecast at Beginning of Period
September 30, 2023	$(69.4)	-0.7%
December 31, 2023	(57.0)	-0.6%
March 31, 2024	(30.8)	-0.3%
June 30, 2024	(189.3)	-1.7%
September 30, 2024	(62.8)	-0.6%
December 31, 2024	(31.1)	-0.3%
March 31, 2025	(20.9)	-0.2%
June 30, 2025	(55.8)	-0.5%

During the second quarter of 2025, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2024. Consumer Loans assigned in 2024 prior to the implementation of our scorecard adjustment during the third quarter of 2024 had underperformed relative to the forecast adjustment we implemented during the second quarter of 2024. Accordingly, in the second quarter of 2025, we applied an adjustment to that segment of the Consumer Loans assigned in 2024 to reduce forecasted collection rates to what we believed the ultimate collection rates would be based on these trends. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of this forecast adjustment during the second quarter of 2025 reduced forecasted net cash flows by $18.6 million, or 0.2%, and increased provision for credit losses by $16.5 million.

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

The following table presents information on Consumer Loan assignments for each of the last 10 years:

	Average			Total Assignment Volume
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)	Unit Volume	Dollar Volume (2) (in millions)
2016	$18,218	$7,976	53	330,710	$2,635.5
2017	20,230	8,746	55	328,507	2,873.1
2018	22,158	9,635	57	373,329	3,595.8
2019	23,139	10,174	57	369,805	3,772.2
2020	24,262	10,656	59	341,967	3,641.2
2021	25,632	11,790	59	268,730	3,167.8
2022	27,242	12,924	60	280,467	3,625.3
2023	27,025	12,475	61	332,499	4,147.8
2024	26,497	11,961	61	386,126	4,618.4
2025 (3) (4)	25,376	11,362	60	185,764	2,110.7

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
(3)Represents activity for the six months ended June 30, 2025. Information in this table for each of the years prior to 2025 represents activity for all 12 months of that year.
(4)The averages for 2025 Consumer Loans include both Consumer Loans that were in our portfolio as of March 31, 2025 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2025 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2025 through March 31, 2025	$25,188	$11,096	60
April 1, 2025 through June 30, 2025	25,596	11,674	60

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of June 30, 2025, as well as forecasted collection rates and spreads at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection % as of			Spread % as of
Consumer Loan Assignment Year	June 30, 2025	Initial Forecast	Advance % (1)	June 30, 2025	Initial Forecast	% of Forecast Realized (2)
2016	63.9%	65.4%	43.8%	20.1%	21.6%	99.6%
2017	64.8%	64.0%	43.2%	21.6%	20.8%	99.4%
2018	65.6%	63.6%	43.5%	22.1%	20.1%	99.0%
2019	67.3%	64.0%	44.0%	23.3%	20.0%	98.0%
2020	68.0%	63.4%	43.9%	24.1%	19.5%	95.1%
2021	63.8%	66.3%	46.0%	17.8%	20.3%	88.7%
2022	59.7%	67.5%	47.4%	12.3%	20.1%	74.7%
2023	64.1%	67.5%	46.2%	17.9%	21.3%	55.0%
2024	65.7%	67.2%	45.1%	20.6%	22.1%	30.4%
2025 (3)	66.9%	66.9%	44.9%	22.0%	22.0%	6.9%

(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Presented as a percentage of total forecasted collections.
(3)The forecasted collection rate, advance rate and spread for 2025 Consumer Loans as of June 30, 2025 include both Consumer Loans that were in our portfolio as of March 31, 2025 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates, and spreads for each of these segments:

	Forecasted Collection % as of			Spread % as of
2025 Consumer Loan Assignment Period	June 30, 2025	Initial Forecast	Advance %	June 30, 2025	Initial Forecast
January 1, 2025 through March 31, 2025	66.2%	66.2%	44.2%	22.0%	22.0%
April 1, 2025 through June 30, 2025	67.7%	67.7%	45.7%	22.0%	22.0%

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

The spread between the forecasted collection rate as of June 30, 2025 and the advance rate ranges from 12.3% to 24.1%, on an annual basis, for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The spreads with respect to 2021 through 2024 Consumer Loans have been negatively impacted by Consumer Loan performance, which has been lower than our initial estimates by a greater margin than the other years presented. The higher spread for 2025 Consumer Loans relative to 2024 Consumer Loans as of June 30, 2025 was primarily a result of Consumer Loan performance, as the performance of 2024 Consumer Loans has been lower than our initial estimates.

The following table compares our forecast of aggregate Consumer Loan collection rates as of June 30, 2025 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	June 30, 2025	Initial Forecast	Variance	June 30, 2025	Initial Forecast	Variance
2016	63.1%	65.1%	-2.0%	66.1%	66.5%	-0.4%
2017	64.1%	63.8%	0.3%	66.4%	64.6%	1.8%
2018	65.0%	63.6%	1.4%	66.8%	63.5%	3.3%
2019	66.9%	63.9%	3.0%	67.9%	64.2%	3.7%
2020	67.8%	63.3%	4.5%	68.3%	63.6%	4.7%
2021	63.6%	66.3%	-2.7%	64.3%	66.3%	-2.0%
2022	58.9%	67.3%	-8.4%	61.7%	68.0%	-6.3%
2023	62.9%	66.8%	-3.9%	67.6%	69.4%	-1.8%
2024	64.5%	66.3%	-1.8%	70.0%	70.7%	-0.7%
2025	65.4%	65.4%	0.0%	71.5%	71.5%	0.0%

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate) as of June 30, 2025 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2016	63.1%	42.1%	21.0%	66.1%	48.6%	17.5%
2017	64.1%	42.1%	22.0%	66.4%	45.8%	20.6%
2018	65.0%	42.7%	22.3%	66.8%	45.2%	21.6%
2019	66.9%	43.1%	23.8%	67.9%	45.6%	22.3%
2020	67.8%	43.0%	24.8%	68.3%	45.5%	22.8%
2021	63.6%	45.1%	18.5%	64.3%	47.7%	16.6%
2022	58.9%	46.4%	12.5%	61.7%	50.1%	11.6%
2023	62.9%	44.8%	18.1%	67.6%	49.8%	17.8%
2024	64.5%	44.1%	20.4%	70.0%	48.9%	21.1%
2025	65.4%	43.1%	22.3%	71.5%	50.3%	21.2%

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

The spread as of June 30, 2025 on 2025 Dealer Loans was 22.3%, as compared to a spread of 20.4% on 2024 Dealer Loans. The increase was primarily a result of Consumer Loan performance, as the performance of 2024 Dealer Loans has been lower than our initial estimates.

The spread as of June 30, 2025 on 2025 Purchased Loans was 21.2%, as compared to a spread of 21.1% on 2024 Purchased Loans, reflecting the net impact of two offsetting factors. Consumer Loan performance increased the spread from 2024 to 2025, as the performance of 2024 Purchased Loans has been lower than our initial estimates. This impact of Consumer Loan performance was partially offset by the impact of a lower initial spread on 2025 Purchased Loans, due to the advance rate increasing by a greater margin than the initial forecast in our Purchased Loan portfolio.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio was 4.2 to 1 as of June 30, 2025. We currently utilize the following primary forms of debt financing: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last eight quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
September 30, 2023	13.0%	10.5%
December 31, 2023	26.7%	21.3%
March 31, 2024	24.1%	20.2%
June 30, 2024	20.9%	16.3%
September 30, 2024	17.7%	12.2%
December 31, 2024	0.3%	-4.9%
March 31, 2025	-10.1%	-15.5%
June 30, 2025	-14.6%	-18.8%

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

Unit and dollar volumes declined 14.6% and 18.8%, respectively, during the second quarter of 2025 as the number of active Dealers declined 0.8% and the average unit volume per active Dealer declined 14.0%. Dollar volume declined by more than unit volume during the second quarter of 2025 due to a decrease in the average advance paid, primarily resulting from a decrease in the average size of Consumer Loans assigned. Unit volume for the 28-day period ended July 28, 2025 decreased 19.4% compared to the same period in 2024.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Consumer Loan unit volume	85,486	100,057	-14.6%	185,764	211,545	-12.2%
Active Dealers (1)	10,655	10,736	-0.8%	13,008	12,875	1.0%
Average volume per active Dealer	8.0	9.3	-14.0%	14.3	16.4	-12.8%

Consumer Loan unit volume from Dealers active both periods	68,747	82,646	-16.8%	156,352	184,185	-15.1%
Dealers active both periods	6,876	6,876	—	8,784	8,784	—
Average volume per Dealer active both periods	10.0	12.0	-16.8%	17.8	21.0	-15.1%

Consumer Loan unit volume from Dealers not active both periods	16,739	17,411	-3.9%	29,412	27,360	7.5%
Dealers not active both periods	3,779	3,860	-2.1%	4,224	4,091	3.3%
Average volume per Dealer not active both periods	4.4	4.5	-2.2%	7.0	6.7	4.5%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Consumer Loan unit volume from new active Dealers	3,216	3,820	-15.8%	11,986	15,483	-22.6%
New active Dealers (1)	1,094	1,080	1.3%	2,289	2,390	-4.2%
Average volume per new active Dealer	2.9	3.5	-17.1%	5.2	6.5	-20.0%

Attrition (2)	-17.4%	-16.7%		-12.9%	-12.3%
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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last eight quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
September 30, 2023	74.8%	25.2%	71.7%	28.3%
December 31, 2023	77.2%	22.8%	75.0%	25.0%
March 31, 2024	78.2%	21.8%	76.6%	23.4%
June 30, 2024	78.5%	21.5%	77.3%	22.7%
September 30, 2024	79.5%	20.5%	78.4%	21.6%
December 31, 2024	78.7%	21.3%	77.7%	22.3%
March 31, 2025	77.0%	23.0%	75.1%	24.9%
June 30, 2025	71.6%	28.4%	68.3%	31.7%
(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of both June 30, 2025 and December 31, 2024, the net Dealer Loans receivable balance was 72.3% of the total net Loans receivable balance. In 2025, we expanded Dealer access to the Purchase Program for Consumer Loans to consumers with higher credit ratings. The increase in the percentage of Purchased Loans in 2025 Consumer Loan assignment volume was primarily related to Consumer Loans assigned under this expanded Dealer access.

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue:
Finance charges	$540.7	$497.7	$43.0	8.6%
Premiums earned	24.1	24.3	(0.2)	-0.8%
Other income	19.0	16.2	2.8	17.3%
Total revenue	583.8	538.2	45.6	8.5%
Costs and expenses:
Salaries and wages	83.7	75.8	7.9	10.4%
General and administrative	45.2	23.2	22.0	94.8%
Sales and marketing	26.6	25.4	1.2	4.7%
Total operating expenses	155.5	124.4	31.1	25.0%

Provision for credit losses on forecast changes	101.3	237.8	(136.5)	-57.4%
Provision for credit losses on new Consumer Loan assignments	71.3	82.8	(11.5)	-13.9%
Total provision for credit losses	172.6	320.6	(148.0)	-46.2%

Interest	118.1	104.5	13.6	13.0%
Provision for claims	19.8	20.3	(0.5)	-2.5%
Loss on sale of building	—	23.7	(23.7)	—%
Total costs and expenses	466.0	593.5	(127.5)	-21.5%
Income (loss) before provision (benefit) for income taxes	117.8	(55.3)	173.1	313.0%
Provision (benefit) for income taxes	30.4	(8.2)	38.6	470.7%
Net income (loss)	$87.4	$(47.1)	$134.5	285.6%
Net income (loss) per share:
Basic	$7.55	$(3.83)	$11.38	297.1%
Diluted	$7.42	$(3.83)	$11.25	293.7%
Weighted average shares outstanding:
Basic	11,574,018	12,282,174	(708,156)	-5.8%
Diluted	11,771,525	12,282,174	(510,649)	-4.2%

Finance Charges. The increase of $43.0 million, or 8.6%, was primarily due to an increase in the average net Loans receivable balance, as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2025	2024	Change
Average net Loans receivable balance	$8,011.6	$7,499.2	$512.4
Average yield on our Loan portfolio	27.0%	26.5%	0.5%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended June 30, 2025:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended June 30, 2025
Due to an increase in the average net Loans receivable balance	$34.0
Due to an increase in the average yield	9.0
Total increase in finance charges	$43.0

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The increase in the average yield of our Loan portfolio was primarily due to higher contractual yields on more recent Consumer Loan assignments.

Operating Expenses. The increase of $31.1 million, or 25.0%, was primarily due to:
•An increase in general and administrative expense of $22.0 million, or 94.8%, primarily due to an increase in legal expenses, which included the recognition of a $23.4 million contingent loss during the second quarter of 2025 related to previously disclosed legal matters.
•An increase in salaries and wages expense of $7.9 million, or 10.4%, primarily due to increases in (i) the number of team members as we are investing in our business with the goal of increasing the speed at which we enhance our product for Dealers and consumers and (ii) stock-based compensation expense, primarily due to equity awards granted to our executive officers and senior leaders.

Provision for Credit Losses. The decrease of $148.0 million, or 46.2%, was due to decreases in provision for credit losses on forecast changes and provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Three Months Ended June 30,
Provision for Credit Losses	2025	2024	Change
Forecast changes	$101.3	$237.8	$(136.5)
New Consumer Loan assignments	71.3	82.8	(11.5)
Total	$172.6	$320.6	$(148.0)

The decrease in provision for credit losses related to forecast changes was due to a smaller decline in Consumer Loan performance during the second quarter of 2025 compared to the second quarter of 2024. During the second quarter of 2025, we decreased our estimate of future net cash flows by $55.8 million, or 0.5%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect lower-than-expected Consumer Loan prepayments, which remained below historical averages. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. The $55.8 million decrease in forecasted net cash flows for the second quarter of 2025 was composed of an ordinary decrease in forecasted net cash flows of $37.2 million, or 0.3%, and an adjustment applied to our forecasting methodology, which upon implementation, reduced forecasted net cash flows by $18.6 million, or 0.2%, and increased our provision for credit losses by $16.5 million. Consumer Loans assigned in 2024 prior to the implementation of our scorecard adjustment during the third quarter of 2024 had underperformed relative to the forecast adjustment we implemented during the second quarter of 2024. Accordingly, in the second quarter of 2025, we applied an adjustment to that segment of the Consumer Loans assigned in 2024 to reduce forecasted collection rates to what we believed the ultimate collection rates would be based on these trends.

During the second quarter of 2024, we decreased our estimate of future net cash flows by $189.3 million, or 1.7%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments, which remained below historical averages. The $189.3 million decrease in forecasted net cash flows for the second quarter of 2024 was composed of an ordinary decrease in forecasted net cash flows of $42.1 million, or 0.3%, and an adjustment applied to our forecasting methodology, which upon implementation, reduced forecasted net cash flows by $147.2 million, or 1.4%, and increased our provision for credit losses by $127.5 million. Consumer Loans assigned in 2022 had continued to underperform our expectations for several quarters. Consumer Loans assigned in 2023 had also begun exhibiting similar trends of underperformance, although not as severe as Consumer Loans assigned in 2022. During the second quarter of 2024, we determined that we had sufficient Consumer Loan performance experience to estimate the magnitude by which we expected Consumer Loans assigned in 2022 through 2024 would likely underperform our historical collection rates on Consumer Loans with similar characteristics. Accordingly, we applied an adjustment to Consumer Loans assigned in 2022 through 2024 to reduce forecasted collection rates to what we believed the ultimate collection rates would be based on these trends.

The 13.9% decrease in provision for credit losses related to new Consumer Loan assignments was primarily due to a 14.6% decrease in Consumer Loan assignment unit volume.

For additional information, see Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Interest. The increase in interest expense of $13.6 million, or 13.0%, was primarily due to an increase in our average outstanding debt balance, primarily due to borrowings used to fund the growth of our Loan portfolio and stock repurchases.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024:

(Dollars in millions)	For the Three Months Ended June 30,
	2025	2024	Change
Interest expense	$118.1	$104.5	$13.6
Average outstanding debt balance	6,583.8	5,818.2	765.6
Average cost of debt	7.2%	7.2%	—%

Loss on Sale of Building. For the three months ended June 30, 2024, we recognized a loss on sale of a building of $23.7 million.

Provision for Income Taxes. For the three months ended June 30, 2025, the effective income tax rate increased to 25.8% from 14.8% for the same period in 2024. The increase was primarily due to changes in state tax laws enacted during the second quarter of 2024 that were effective retroactively to the beginning of 2024, which increased our state income taxes and reduced, rather than increased, our effective income tax rate, as we had a pre-tax loss that quarter compared to pre-tax income for the second quarter of 2025. For additional information, see Note 10 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue:
Finance charges	$1,067.4	$966.9	$100.5	10.4%
Premiums earned	47.6	46.2	1.4	3.0%
Other income	39.9	33.1	6.8	20.5%
Total revenue	1,154.9	1,046.2	108.7	10.4%
Costs and expenses:
Salaries and wages	172.3	154.3	18.0	11.7%
General and administrative	67.3	46.9	20.4	43.5%
Sales and marketing	51.4	49.3	2.1	4.3%
Total operating expenses	291.0	250.5	40.5	16.2%

Provision for credit losses on forecast changes	177.6	325.0	(147.4)	-45.4%
Provision for credit losses on new Consumer Loan assignments	156.9	181.6	(24.7)	-13.6%
Total provision for credit losses	334.5	506.6	(172.1)	-34.0%

Interest	232.8	197.0	35.8	18.2%
Provision for claims	35.9	37.3	(1.4)	-3.8%
Loss on extinguishment of debt	1.2	—	1.2	—%
Loss on sale of building	—	23.7	(23.7)	—%
Total costs and expenses	895.4	1,015.1	(119.7)	-11.8%
Income before provision for income taxes	259.5	31.1	228.4	734.4%
Provision for income taxes	65.8	13.9	51.9	373.4%
Net income	$193.7	$17.2	$176.5	1,026.2%
Net income per share:
Basic	$16.37	$1.39	$14.98	1,077.7%
Diluted	$16.11	$1.37	$14.74	1,075.9%
Weighted average shares outstanding:
Basic	11,831,094	12,381,656	(550,562)	-4.4%
Diluted	12,023,903	12,533,246	(509,343)	-4.1%

Finance Charges. The increase of $100.5 million, or 10.4%, was primarily a result of an increase in the average net Loans receivable balance, as follows:

(Dollars in millions)	For the Six Months Ended June 30,
	2025	2024	Change
Average net Loans receivable balance	$7,947.0	$7,300.2	$646.8
Average yield on our Loan portfolio	26.9%	26.5%	0.4%

The following table summarizes the impact each component had on the overall increase in finance charges for the six months ended June 30, 2025:

(In millions)	Year over Year Change
Impact on finance charges:	For the Six Months Ended June 30, 2025
Due to an increase in the average net Loans receivable balance	$85.7
Due to an increase in the average yield	14.8
Total increase in finance charges	$100.5

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The increase in the average yield of our Loan portfolio was primarily due to higher contractual yields on more recent Consumer Loan assignments.

Other Income. The increase of $6.8 million, or 20.5%, was primarily due to:
•A $4.0 million increase in interest income primarily due to income earned on the investment of excess cash balances.
•A $2.5 million increase in ancillary product profit sharing income primarily due to growth in our Loan portfolio and an increase in the average cost of premiums written on vehicle service contracts.

Operating Expenses. The increase of $40.5 million, or 16.2%, was primarily due to:
•An increase in general and administrative expense of $20.4 million, or 43.5%, primarily due to an increase in legal expenses, which included the recognition of a $23.4 million contingent loss during the first six months of 2025 related to previously disclosed legal matters.
•An increase in salaries and wages expense of $18.0 million, or 11.7%, primarily due to increases in (i) the number of team members as we are investing in our business with the goal of increasing the speed at which we enhance our product for Dealers and consumers, (ii) stock-based compensation expense, primarily due to equity awards granted to our executive officers and senior leaders, and (iii) fringe benefits, primarily due to higher medical claims.

Provision for Credit Losses. The decrease of $172.1 million, or 34.0%, was due to a decreases in provision for credit losses on forecast changes and provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Six Months Ended June 30,
Provision for Credit Losses	2025	2024	Change
Forecast changes	$177.6	$325.0	$(147.4)
New Consumer Loan assignments	156.9	181.6	(24.7)
Total	$334.5	$506.6	$(172.1)

The decrease in provision for credit losses related to forecast changes was primarily due to a smaller decline in Consumer Loan performance during the first six months of 2025 compared to the first six months of 2024.

During the first six months of 2025, we decreased our estimate of future net cash flows by $76.7 million, or 0.7%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect lower-than-expected Consumer Loan prepayments, which remained below historical averages. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. The $76.7 million decrease in forecasted net cash flows for the first six months of 2025 was composed of an ordinary decrease in forecasted net cash flows of $58.1 million, or 0.5%, and an adjustment applied to our forecasting methodology, which upon implementation, reduced forecasted net cash flows by $18.6 million, or 0.2%, and increased our provision for credit losses by $16.5 million. Consumer Loans assigned in 2024 prior to the implementation of our scorecard adjustment during the third quarter of 2024 had underperformed relative to the forecast adjustment we implemented during the second quarter of 2024. Accordingly, during the second quarter of 2025, we applied an adjustment to that segment of the Consumer Loans assigned in 2024 to reduce forecasted collection rates to what we believed the ultimate collection rates would be based on these trends.

During the first six months of 2024, we decreased our estimate of future net cash flows by $220.1 million, or 2.2%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments, which remained below historical averages. The $220.1 million decrease in forecasted net cash flows for the first six months of 2024 was composed of an ordinary decrease in forecasted net cash flows of $72.9 million, or 0.8%, and an adjustment applied to our forecasting methodology, which upon implementation, reduced forecasted net cash flows by $147.2 million, or 1.4%, and increased our provision for credit losses by $127.5 million. Consumer Loans assigned in 2022 had continued to underperform our expectations for several quarters. Consumer Loans assigned in 2023 had also begun exhibiting similar trends of underperformance, although not as severe as Consumer Loans assigned in 2022. During the first six months of 2024, we determined that we had sufficient Consumer Loan performance experience to estimate the magnitude by which we expected Consumer Loans assigned in 2022 through 2024 would likely underperform our historical collection rates on Consumer Loans with similar characteristics. Accordingly, we applied an adjustment to Consumer Loans assigned in 2022 through 2024 to reduce forecasted collection rates to what we believed the ultimate collection rates would be based on these trends.

For additional information, see Note 6 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

The 13.6% decrease in provision for credit losses related to new Consumer Loan assignments was due to a 12.2% decrease in Consumer Loan assignment unit volume and a 1.6% decrease in the average provision per Consumer Loan assignment. The decrease in the average provision per Consumer Loan assignment was due to a decrease in the average advance rate for 2025 Consumer Loans.

Interest. The increase in interest expense of $35.8 million, or 18.2%, was primarily due to an increase in our average outstanding debt balance, primarily due to borrowings used to fund the growth of our Loan portfolio and stock repurchases.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024:

(Dollars in millions)	For the Six Months Ended June 30,
	2025	2024	Change
Interest expense	$232.8	$197.0	$35.8
Average outstanding debt balance	6,491.1	5,562.5	928.6
Average cost of debt	7.2%	7.1%	0.1%

Loss on Sale of Building. For the six months ended June 30, 2024, we recognized a loss on sale of a building of $23.7 million.

Provision for Income Taxes. For the six months ended June 30, 2025, our effective income tax rate decreased to 25.4% from 44.7% for the six months ended June 30, 2024. The decrease was primarily due to an increase in pre-tax income in the first six months of 2025 compared to the same period in 2024. The lower pre-tax income in the first six months of 2024 increased the impact of an adjustment to an uncertain tax position for state income taxes recorded in the second quarter of 2024 and non-deductible executive compensation expense on our 2024 effective income tax rate.

For additional information, see Note 10 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement, and we were in compliance with those covenants as of June 30, 2025. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

On June 24, 2025, we extended the maturity of our revolving secured line of credit facility from June 22, 2027 to June 22, 2028.

On July 11, 2025, we extended the date on which our $75.0 million Warehouse Facility VI will cease to revolve from September 30, 2026 to September 30, 2028. The interest rate on borrowings under the facility has been decreased from the Secured Overnight Financing Rate (“SOFR”) plus 210 basis points to SOFR plus 185 basis points. The servicing fee has also been decreased from 6.0% to 4.0% of collections on the underlying consumer loans.

On July 30, 2025, we extended the date on which our $300.0 million Warehouse Facility IV will cease to revolve from December 29, 2026 to July 30, 2028. The interest rate on borrowings under the facility has been decreased from the Secured Overnight Financing Rate plus 221.4 basis points to SOFR plus 205 basis points.

Cash and cash equivalents were $70.0 million as of June 30, 2025 and $343.7 million as of December 31, 2024. As of June 30, 2025 and December 31, 2024, we had $1,733.5 million and $1,734.9 million, respectively, in unused and available revolving lines of credit. Our total balance sheet indebtedness increased to $6,471.2 million as of June 30, 2025 from $6,352.9 million as of December 31, 2024, primarily due to borrowings used to fund the growth of our Loan portfolio and stock repurchases.

A summary of our scheduled principal debt maturities as of June 30, 2025 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2025	$745.2
2026	2,266.5
2027	2,136.5
2028	860.3
2029	—
Over five years	500.0
Total	$6,508.5
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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these critical accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described below.

During the second quarter of 2025, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2024. Consumer Loans assigned in 2024 prior to the implementation of our scorecard adjustment during the third quarter of 2024 had underperformed relative to the forecast adjustment we implemented during the second quarter of 2024. Accordingly, in the second quarter of 2025, we applied an adjustment to that segment of the Consumer Loans assigned in 2024 to reduce forecasted collection rates to what we believed the ultimate collection rates would be based on these trends. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as a provision for credit losses. The implementation of this forecast adjustment during the second quarter of 2025 reduced forecasted net cash flows by $18.6 million, or 0.2%, and increased provision for credit losses by $16.5 million.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II - Item 1A of this report, other risk factors discussed herein or listed from time to time in our reports filed with the SEC, and the following:

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended June 30, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30, 2025	145,468	(3)	$482.35	144,987	774,606
May 1 to May 31, 2025	284,332	(4)	492.03	284,024	490,582
June 1 to June 30, 2025	99,805	(5)	496.49	99,451	391,131
Total	529,605		490.21	528,462

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
(3)    Includes 481 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in shares of common stock and the vesting of restricted stock units.
(4)    Includes 308 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock and the vesting of restricted stock units.
(5)    Includes 354 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock and the vesting of restricted stock units.

ITEM 5.          OTHER INFORMATION

During the quarter ended June 30, 2025, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of Credit Acceptance Corporation.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.155	Fourteenth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 24, 2025, among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.155 to the Company’s Current Report on Form 8-K filed June 30, 2025).
4.156	Seventh Amendment to Loan and Security Agreement, dated as of July 11, 2025, among the Company, among CAC Warehouse Funding LLC VI and Flagstar Bank, N.A. (incorporated by reference to Exhibit 4.156 to the Company’s Current Report on Form 8-K filed July 16, 2025).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Chief Financial Officer
(Principal Financial Officer)
Date:	July 31, 2025