Form 10-Q
period 2025-09-30
CREDIT ACCEPTANCE CORP
filed 2025-10-30
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The number of shares of Common Stock, $.01 par value, outstanding on October 23, 2025 was 11,031,544.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	September 30, 2025	December 31, 2024
ASSETS:
Cash and cash equivalents	$15.9	$343.7
Restricted cash and cash equivalents	482.9	501.3
Restricted securities available for sale	108.9	106.4

Loans receivable	11,563.7	11,289.1
Allowance for credit losses	(3,588.2)	(3,438.8)
Loans receivable, net	7,975.5	7,850.3

Property and equipment, net	12.9	14.7
Income taxes receivable	9.7	4.2
Other assets	34.8	34.0
Total assets	$8,640.6	$8,854.6

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$382.9	$315.8
Revolving secured lines of credit	148.7	0.1
Secured financing	5,133.1	5,361.5
Senior notes	1,087.2	991.3
Deferred income taxes, net	298.2	319.1
Income taxes payable	11.9	117.2
Total liabilities	7,062.0	7,105.0

Commitments and Contingencies - See Note 15
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 11,041,431 and 12,048,151 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	0.1	0.1
Paid-in capital	392.1	335.1
Retained earnings	1,185.3	1,414.7
Accumulated other comprehensive income (loss)	1.1	(0.3)
Total shareholders’ equity	1,578.6	1,749.6
Total liabilities and shareholders’ equity	$8,640.6	$8,854.6

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Finance charges	$539.4	$507.6	$1,606.8	$1,474.5
Premiums earned	24.1	25.1	71.7	71.3
Other income	18.9	17.6	58.8	50.7
Total revenue	582.4	550.3	1,737.3	1,596.5
Costs and expenses:
Salaries and wages	85.5	77.3	257.8	231.6
General and administrative	36.3	29.0	103.6	75.9
Sales and marketing	24.8	23.1	76.2	72.4
Total operating expenses	146.6	129.4	437.6	379.9

Provision for credit losses on forecast changes	88.1	105.9	265.7	430.9
Provision for credit losses on new Consumer Loan assignments	63.9	78.8	220.8	260.4
Total provision for credit losses	152.0	184.7	486.5	691.3

Interest	116.3	111.2	349.1	308.2
Provision for claims	18.6	18.5	54.5	55.8
Loss on extinguishment of debt	—	—	1.2	—
Loss on sale of building	—	—	—	23.7
Total costs and expenses	433.5	443.8	1,328.9	1,458.9
Income before provision for income taxes	148.9	106.5	408.4	137.6
Provision for income taxes	40.7	27.7	106.5	41.6
Net income	$108.2	$78.8	$301.9	$96.0
Net income per share:
Basic	$9.62	$6.42	$25.95	$7.78
Diluted	$9.43	$6.35	$25.50	$7.68
Weighted average shares outstanding:
Basic	11,248,227	12,274,685	11,634,670	12,345,739
Diluted	11,472,729	12,415,143	11,837,887	12,494,011

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$108.2	$78.8	$301.9	$96.0
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax	0.1	2.1	1.4	1.9
Other comprehensive income	0.1	2.1	1.4	1.9
Comprehensive income	$108.3	$80.9	$303.3	$97.9

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended September 30, 2025
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	11,237,396	$0.1	$369.3	$1,184.3	$1.0	$1,554.7
Net income	—	—	—	108.2	—	108.2
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	12.1	—	—	12.1
Repurchase of common stock	(230,365)	—	(0.2)	(107.2)	—	(107.4)
Restricted stock units settled in common stock	1,856	—	—	—	—	—
Stock options exercised	32,544	—	10.9	—	—	10.9
Balance, end of period	11,041,431	$0.1	$392.1	$1,185.3	$1.1	$1,578.6

(Dollars in millions)	For the Three Months Ended September 30, 2024
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,111,128	$0.1	$313.8	$1,242.2	$(1.2)	$1,554.9
Net income	—	—	—	78.8	—	78.8
Other comprehensive income	—	—	—	—	2.1	2.1
Stock-based compensation	—	—	10.7	—	—	10.7
Repurchase of common stock	(86)	—	—	—	—	—
Restricted stock units settled in common stock	558	—	—	—	—	—
Balance, end of period	12,111,600	$0.1	$324.5	$1,321.0	$0.9	$1,646.5

(Dollars in millions)	For the Nine Months Ended September 30, 2025
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,048,151	$0.1	$335.1	$1,414.7	$(0.3)	$1,749.6
Net income	—	—	—	301.9	—	301.9
Other comprehensive income	—	—	—	—	1.4	1.4
Stock-based compensation	—	—	37.7	—	—	37.7
Repurchase of common stock	(1,089,033)	—	(2.7)	(531.3)	—	(534.0)
Restricted stock units settled in common stock	17,194	—	—	—	—	—
Stock options exercised	65,119	—	22.0	—	—	22.0
Balance, end of period	11,041,431	$0.1	$392.1	$1,185.3	$1.1	$1,578.6

(Dollars in millions)	For the Nine Months Ended September 30, 2024
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,522,397	$0.1	$279.0	$1,475.6	$(1.0)	$1,753.7
Net income	—	—	—	96.0	—	96.0
Other comprehensive income	—	—	—	—	1.9	1.9
Stock-based compensation	—	—	32.2	—	—	32.2
Repurchase of common stock	(462,131)	—	(1.3)	(250.6)	—	(251.9)
Restricted stock units settled to common stock	8,908	—	—	—	—	—
Stock options exercised	42,426	—	14.6	—	—	14.6
Balance, end of period	12,111,600	$0.1	$324.5	$1,321.0	$0.9	$1,646.5

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$301.9	$96.0
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	486.5	691.3
Depreciation	2.9	5.5
Amortization	17.6	15.4
Provision (credit) for deferred income taxes	(21.2)	33.4
Stock-based compensation	37.7	32.2
Loss on extinguishment of debt	1.2	—
Loss on sale of building	—	23.7
Other	—	0.5
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	68.9	26.7
Increase in income taxes receivable	(5.5)	(22.1)
Decrease in income taxes payable	(105.3)	(80.8)
Decrease in other assets	0.6	9.9
Net cash provided by operating activities	785.3	831.7
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(32.3)	(51.7)
Proceeds from sale of restricted securities available for sale	22.1	25.8
Maturities of restricted securities available for sale	9.7	7.4
Principal collected on Loans receivable	2,606.3	2,409.6
Advances to Dealers	(2,170.3)	(2,858.3)
Purchases of Consumer Loans	(864.5)	(833.8)
Accelerated payments of Dealer Holdback	(38.5)	(46.9)
Payments of Dealer Holdback	(144.7)	(188.1)
Purchases of property and equipment	(1.2)	(1.1)
Proceeds from sale of building	—	3.2
Net cash used in investing activities	(613.4)	(1,533.9)
Cash Flows From Financing Activities:
Borrowings under revolving secured lines of credit	849.1	5,988.3
Repayments under revolving secured lines of credit	(700.5)	(6,066.5)
Proceeds from secured financing	651.0	2,865.4
Repayments of secured financing	(887.2)	(1,594.7)
Proceeds from issuance of senior notes	500.0	—
Repayment of senior notes	(400.0)	—
Payments of debt issuance costs	(15.9)	(19.1)
Repurchase of common stock	(534.0)	(251.9)
Proceeds from stock options exercised	22.0	14.6
Other	(2.6)	11.5
Net cash provided by (used in) financing activities	(518.1)	947.6
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(346.2)	245.4
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	845.0	470.9
Cash and cash equivalents and restricted cash and cash equivalents end of period	$498.8	$716.3
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$323.8	$280.0
Cash paid during the period for income taxes, net of refunds	$232.1	$102.0
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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2025, for items that could potentially be recognized or disclosed in these financial statements. We did not identify any subsequent events that would require disclosure in or adjustment to the consolidated financial statements.

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

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consumer Loan Assignment Volume	2025	2024	2025	2024
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	77.6%	79.1%	79.5%	81.0%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
December 31, 2023	77.2%	22.8%	75.0%	25.0%
March 31, 2024	78.2%	21.8%	76.6%	23.4%
June 30, 2024	78.5%	21.5%	77.3%	22.7%
September 30, 2024	79.5%	20.5%	78.4%	21.6%
December 31, 2024	78.7%	21.3%	77.7%	22.3%
March 31, 2025	77.0%	23.0%	75.1%	24.9%
June 30, 2025	71.6%	28.4%	68.3%	31.7%
September 30, 2025	73.1%	26.9%	70.6%	29.4%
(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program. Payments of Dealer Holdback (as defined below) and accelerated Dealer Holdback are not included.

In 2025, we expanded Dealer access to the Purchase Program for Consumer Loans to consumers with higher credit ratings. The higher percentage of Purchased Loans in 2025 Consumer Loan assignment volume was primarily related to Consumer Loans assigned under this expanded Dealer access.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of September 30, 2025 and December 31, 2024, we had $15.6 million and $342.7 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of September 30, 2025 and December 31, 2024, we had $478.6 million and $497.0 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents	$15.9	$343.7	$159.7	$13.2
Restricted cash and cash equivalents	482.9	501.3	556.6	457.7
Total cash and cash equivalents and restricted cash and cash equivalents	$498.8	$845.0	$716.3	$470.9

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

Methodology Changes. During the second quarter of 2025, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2024. During the second quarter of 2024, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2022 through 2024. For additional information, see Note 6. For the three and nine months ended September 30, 2025 and 2024, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

Targeted Improvements to the Accounting For Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40 to better reflect current software development approaches. Under the current guidance, capitalization of software development costs for internal-use software is required once the preliminary project stage is complete. Under the new guidance, capitalization will no longer align with the project stage but may begin once (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted, but we have not yet adopted ASU 2025-06. The adoption of ASU 2025-06 is expected to change how we account for our internal-use software. However, we do not believe that its adoption will have a material impact on our consolidated financial statements and related disclosures.

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

Senior Notes. The fair value is determined using quoted market prices in an active market.

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of September 30, 2025		As of December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$15.9	$15.9	$343.7	$343.7
Restricted cash and cash equivalents	482.9	482.9	501.3	501.3
Restricted securities available for sale	108.9	108.9	106.4	106.4
Loans receivable, net	7,975.5	9,065.2	7,850.3	8,922.7
Liabilities
Revolving secured lines of credit	$148.7	$148.7	$0.1	$0.1
Secured financing	5,133.1	5,207.9	5,361.5	5,431.9
Senior notes	1,087.2	1,139.1	991.3	1,035.3

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$15.9	$—	$—	$15.9
Restricted cash and cash equivalents (1)	482.9	—	—	482.9
Restricted securities available for sale (2)	87.5	21.4	—	108.9
Loans receivable, net (1)	—	—	9,065.2	9,065.2
Liabilities
Revolving secured lines of credit (1)	$—	$148.7	$—	$148.7
Secured financing (1)	3,607.8	1,600.1	—	5,207.9
Senior notes (1)	1,139.1	—	—	1,139.1

(In millions)	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$343.7	$—	$—	$343.7
Restricted cash and cash equivalents (1)	501.3	—	—	501.3
Restricted securities available for sale (2)	84.5	21.9	—	106.4
Loans receivable, net (1)	—	—	8,922.7	8,922.7
Liabilities
Revolving secured lines of credit (1)	$—	$0.1	$—	$0.1
Secured financing (1)	3,831.7	1,600.2	—	5,431.9
Senior notes (1)	1,035.3	—	—	1,035.3

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$53.1	$0.8	$(0.1)	$53.8
U.S. Government and agency securities	33.3	0.4	—	33.7
Asset-backed securities	18.4	0.2	—	18.6
Mortgage-backed securities	2.8	—	—	2.8
Total restricted securities available for sale	$107.6	$1.4	$(0.1)	$108.9

(In millions)	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$49.4	$0.2	$(0.4)	$49.2
U.S. Government and agency securities	35.6	0.1	(0.4)	35.3
Asset-backed securities	20.1	0.1	—	20.2
Mortgage-backed securities	1.7	—	—	1.7
Total restricted securities available for sale	$106.8	$0.4	$(0.8)	$106.4

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of September 30, 2025
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$2.0	$—	$4.6	$(0.1)	$6.6	$(0.1)
U.S. Government and agency securities	2.2	—	2.0	—	4.2	—
Asset-backed securities	—	—	1.2	—	1.2	—
Total restricted securities available for sale	$4.2	$—	$7.8	$(0.1)	$12.0	$(0.1)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2024
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$13.1	$(0.2)	$8.4	$(0.2)	$21.5	$(0.4)
U.S. Government and agency securities	19.8	(0.2)	4.9	(0.2)	24.7	(0.4)
Asset-backed securities	2.4	—	3.6	—	6.0	—
Mortgage-backed securities	1.7	—	—	—	1.7	—
Total restricted securities available for sale	$37.0	$(0.4)	$16.9	$(0.4)	$53.9	$(0.8)

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

(In millions)	As of
	September 30, 2025		December 31, 2024
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$8.5	$8.5	$9.5	$9.4
Over one year to five years	91.9	93.1	84.7	84.3
Over five years to ten years	7.2	7.3	12.6	12.7
Over ten years	—	—	—	—
Total restricted securities available for sale	$107.6	$108.9	$106.8	$106.4

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of September 30, 2025
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,805.5	$2,758.2	$11,563.7
Allowance for credit losses	(3,052.6)	(535.6)	(3,588.2)
Loans receivable, net	$5,752.9	$2,222.6	$7,975.5

(In millions)	As of December 31, 2024
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,521.0	$2,768.1	$11,289.1
Allowance for credit losses	(2,844.5)	(594.3)	(3,438.8)
Loans receivable, net	$5,676.5	$2,173.8	$7,850.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended September 30, 2025
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,791.0	$2,772.0	$11,563.0	$(3,005.9)	$(555.2)	$(3,561.1)	$5,785.1	$2,216.8	$8,001.9
Finance charges	551.4	223.9	775.3	(193.6)	(42.3)	(235.9)	357.8	181.6	539.4
Provision for credit losses	—	—	—	(87.6)	(64.4)	(152.0)	(87.6)	(64.4)	(152.0)
New Consumer Loan assignments (1)	652.5	271.6	924.1	—	—	—	652.5	271.6	924.1
Collections (2)	(982.1)	(411.2)	(1,393.3)	—	—	—	(982.1)	(411.2)	(1,393.3)
Accelerated Dealer Holdback payments	10.7	—	10.7	—	—	—	10.7	—	10.7
Dealer Holdback payments	41.2	—	41.2	—	—	—	41.2	—	41.2
Transfers (3)	(41.3)	41.3	—	13.1	(13.1)	—	(28.2)	28.2	—
Write-offs	(221.9)	(140.9)	(362.8)	221.9	140.9	362.8	—	—	—
Recoveries (4)	0.5	1.5	2.0	(0.5)	(1.5)	(2.0)	—	—	—
Deferral of Loan origination costs	3.5	—	3.5	—	—	—	3.5	—	3.5
Balance, end of period	$8,805.5	$2,758.2	$11,563.7	$(3,052.6)	$(535.6)	$(3,588.2)	$5,752.9	$2,222.6	$7,975.5

	For the Three Months Ended September 30, 2024
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,980.6	$2,903.6	$10,884.2	$(2,659.5)	$(677.0)	$(3,336.5)	$5,321.1	$2,226.6	$7,547.7
Finance charges	499.8	226.8	726.6	(169.7)	(49.3)	(219.0)	330.1	177.5	507.6
Provision for credit losses	—	—	—	(123.5)	(61.2)	(184.7)	(123.5)	(61.2)	(184.7)
New Consumer Loan assignments (1)	899.2	247.4	1,146.6	—	—	—	899.2	247.4	1,146.6
Collections (2)	(906.6)	(403.9)	(1,310.5)	—	—	—	(906.6)	(403.9)	(1,310.5)
Accelerated Dealer Holdback payments	13.5	—	13.5	—	—	—	13.5	—	13.5
Dealer Holdback payments	57.6	—	57.6	—	—	—	57.6	—	57.6
Transfers (3)	(33.6)	33.6	—	11.9	(11.9)	—	(21.7)	21.7	—
Write-offs	(167.0)	(159.8)	(326.8)	167.0	159.8	326.8	—	—	—
Recoveries (4)	1.5	1.2	2.7	(1.5)	(1.2)	(2.7)	—	—	—
Deferral of Loan origination costs	3.7	—	3.7	—	—	—	3.7	—	3.7
Balance, end of period	$8,348.7	$2,848.9	$11,197.6	$(2,775.3)	$(640.8)	$(3,416.1)	$5,573.4	$2,208.1	$7,781.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended September 30, 2025
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,521.0	$2,768.1	$11,289.1	$(2,844.5)	$(594.3)	$(3,438.8)	$5,676.5	$2,173.8	$7,850.3
Finance charges	1,630.7	669.3	2,300.0	(564.3)	(128.9)	(693.2)	1,066.4	540.4	1,606.8
Provision for credit losses	—	—	—	(294.3)	(192.2)	(486.5)	(294.3)	(192.2)	(486.5)
New Consumer Loan assignments (1)	2,170.3	864.5	3,034.8	—	—	—	2,170.3	864.5	3,034.8
Collections (2)	(2,977.2)	(1,246.6)	(4,223.8)	—	—	—	(2,977.2)	(1,246.6)	(4,223.8)
Accelerated Dealer Holdback payments	38.5	—	38.5	—	—	—	38.5	—	38.5
Dealer Holdback payments	144.7	—	144.7	—	—	—	144.7	—	144.7
Transfers (3)	(121.3)	121.3	—	38.6	(38.6)	—	(82.7)	82.7	—
Write-offs	(613.1)	(422.6)	(1,035.7)	613.1	422.6	1,035.7	—	—	—
Recoveries (4)	1.2	4.2	5.4	(1.2)	(4.2)	(5.4)	—	—	—
Deferral of Loan origination costs	10.7	—	10.7	—	—	—	10.7	—	10.7
Balance, end of period	$8,805.5	$2,758.2	$11,563.7	$(3,052.6)	$(535.6)	$(3,588.2)	$5,752.9	$2,222.6	$7,975.5

	For the Nine Months Ended September 30, 2024
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,065.5	$2,954.6	$10,020.1	$(2,355.7)	$(709.1)	$(3,064.8)	$4,709.8	$2,245.5	$6,955.3
Finance charges	1,411.8	683.8	2,095.6	(474.9)	(146.2)	(621.1)	936.9	537.6	1,474.5
Provision for credit losses	—	—	—	(457.5)	(233.8)	(691.3)	(457.5)	(233.8)	(691.3)
New Consumer Loan assignments (1)	2,858.3	833.8	3,692.1	—	—	—	2,858.3	833.8	3,692.1
Collections (2)	(2,650.5)	(1,245.2)	(3,895.7)	—	—	—	(2,650.5)	(1,245.2)	(3,895.7)
Accelerated Dealer Holdback payments	46.9	—	46.9	—	—	—	46.9	—	46.9
Dealer Holdback payments	188.1	—	188.1	—	—	—	188.1	—	188.1
Transfers (3)	(105.0)	105.0	—	34.8	(34.8)	—	(70.2)	70.2	—
Write-offs	(481.0)	(486.2)	(967.2)	481.0	486.2	967.2	—	—	—
Recoveries (4)	3.0	3.1	6.1	(3.0)	(3.1)	(6.1)	—	—	—
Deferral of Loan origination costs	11.6	—	11.6	—	—	—	11.6	—	11.6
Balance, end of period	$8,348.7	$2,848.9	$11,197.6	$(2,775.3)	$(640.8)	$(3,416.1)	$5,573.4	$2,208.1	$7,781.5

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

(In millions)	For the Three Months Ended September 30, 2025
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$34.9	$29.0	$63.9
Forecast changes	52.7	35.4	88.1
Total	$87.6	$64.4	$152.0

(In millions)	For the Three Months Ended September 30, 2024
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$49.4	$29.4	$78.8
Forecast changes	74.1	31.8	105.9
Total	$123.5	$61.2	$184.7

(In millions)	For the Nine Months Ended September 30, 2025
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$123.8	$97.0	$220.8
Forecast changes	170.5	95.2	265.7
Total	$294.3	$192.2	$486.5

(In millions)	For the Nine Months Ended September 30, 2024
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$155.4	$105.0	$260.4
Forecast changes	302.1	128.8	430.9
Total	$457.5	$233.8	$691.3

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
•finance charge revenue in subsequent periods that is significantly in excess of our expected yield.

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended September 30, 2025
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,035.9	$534.0	$1,569.9
Expected net cash flows at the time of assignment (2)	937.5	387.2	1,324.7
Loans receivable at the time of assignment (3)	652.5	271.6	924.1

Provision for credit losses expense at the time of assignment	$(34.9)	$(29.0)	$(63.9)
Expected future finance charges at the time of assignment (4)	319.9	144.6	464.5
Expected net Loan income at the time of assignment (5)	$285.0	$115.6	$400.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended September 30, 2024
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,418.3	$501.2	$1,919.5
Expected net cash flows at the time of assignment (2)	1,284.8	360.2	1,645.0
Loans receivable at the time of assignment (3)	899.2	247.4	1,146.6

Provision for credit losses expense at the time of assignment	$(49.4)	$(29.4)	$(78.8)
Expected future finance charges at the time of assignment (4)	435.0	142.2	577.2
Expected net Loan income at the time of assignment (5)	$385.6	$112.8	$498.4

(In millions)	For the Nine Months Ended September 30, 2025
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,462.8	$1,711.7	$5,174.5
Expected net cash flows at the time of assignment (2)	3,128.3	1,236.4	4,364.7
Loans receivable at the time of assignment (3)	2,170.3	864.5	3,034.8

Provision for credit losses expense at the time of assignment	$(123.8)	$(97.0)	$(220.8)
Expected future finance charges at the time of assignment (4)	1,081.8	468.9	1,550.7
Expected net Loan income at the time of assignment (5)	$958.0	$371.9	$1,329.9

(In millions)	For the Nine Months Ended September 30, 2024
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$4,478.9	$1,703.1	$6,182.0
Expected net cash flows at the time of assignment (2)	4,064.2	1,213.2	5,277.4
Loans receivable at the time of assignment (3)	2,858.3	833.8	3,692.1

Provision for credit losses expense at the time of assignment	$(155.4)	$(105.0)	$(260.4)
Expected future finance charges at the time of assignment (4)	1,361.3	484.4	1,845.7
Expected net Loan income at the time of assignment (5)	$1,205.9	$379.4	$1,585.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended September 30, 2025
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,355.5	$3,472.2	$11,827.7
New Consumer Loan assignments (1)	937.5	387.2	1,324.7
Realized net cash flows (2)	(930.2)	(411.2)	(1,341.4)
Forecast changes	(41.2)	(17.4)	(58.6)
Transfers (3)	(42.4)	44.2	1.8
Balance, end of period	$8,279.2	$3,475.0	$11,754.2

(In millions)	For the Three Months Ended September 30, 2024
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,704.6	$3,469.8	$11,174.4
New Consumer Loan assignments (1)	1,284.8	360.2	1,645.0
Realized net cash flows (2)	(835.5)	(403.9)	(1,239.4)
Forecast changes	(43.6)	(19.2)	(62.8)
Transfers (3)	(33.2)	34.1	0.9
Balance, end of period	$8,077.1	$3,441.0	$11,518.1

(In millions)	For the Nine Months Ended September 30, 2025
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,176.3	$3,383.9	$11,560.2
New Consumer Loan assignments (1)	3,128.3	1,236.4	4,364.7
Realized net cash flows (2)	(2,794.0)	(1,246.6)	(4,040.6)
Forecast changes	(105.4)	(29.9)	(135.3)
Transfers (3)	(126.0)	131.2	5.2
Balance, end of period	$8,279.2	$3,475.0	$11,754.2

(In millions)	For the Nine Months Ended September 30, 2024
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,707.2	$3,472.0	$10,179.2
New Consumer Loan assignments (1)	4,064.2	1,213.2	5,277.4
Realized net cash flows (2)	(2,415.5)	(1,245.2)	(3,660.7)
Forecast changes	(173.0)	(109.9)	(282.9)
Transfers (3)	(105.8)	110.9	5.1
Balance, end of period	$8,077.1	$3,441.0	$11,518.1
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table compares our aggregated forecast of Consumer Loan collection rates as of September 30, 2025 with the aggregated forecasts as of June 30, 2025, December 31, 2024, and at the time of assignment, segmented by year of assignment:

	Total Loans
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2025	June 30, 2025	December 31, 2024	Initial Forecast	June 30, 2025	December 31, 2024	Initial Forecast
2016	63.9%	63.9%	63.9%	65.4%	0.0%	0.0%	-1.5%
2017	64.8%	64.8%	64.7%	64.0%	0.0%	0.1%	0.8%
2018	65.5%	65.6%	65.5%	63.6%	-0.1%	0.0%	1.9%
2019	67.2%	67.3%	67.2%	64.0%	-0.1%	0.0%	3.2%
2020	68.0%	68.0%	67.7%	63.4%	0.0%	0.3%	4.6%
2021	63.8%	63.8%	63.8%	66.3%	0.0%	0.0%	-2.5%
2022	59.3%	59.7%	60.2%	67.5%	-0.4%	-0.9%	-8.2%
2023	63.7%	64.1%	64.3%	67.5%	-0.4%	-0.6%	-3.8%
2024	65.5%	65.7%	66.5%	67.2%	-0.2%	-1.0%	-1.7%
2025	67.2%	66.9%	—	67.1%	0.3%	—	0.1%

	Dealer Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2025	June 30, 2025	December 31, 2024	Initial Forecast	June 30, 2025	December 31, 2024	Initial Forecast
2016	63.2%	63.1%	63.1%	65.1%	0.1%	0.1%	-1.9%
2017	64.1%	64.1%	64.1%	63.8%	0.0%	0.0%	0.3%
2018	65.0%	65.0%	64.9%	63.6%	0.0%	0.1%	1.4%
2019	66.9%	66.9%	66.8%	63.9%	0.0%	0.1%	3.0%
2020	67.8%	67.8%	67.5%	63.3%	0.0%	0.3%	4.5%
2021	63.5%	63.6%	63.5%	66.3%	-0.1%	0.0%	-2.8%
2022	58.5%	58.9%	59.5%	67.3%	-0.4%	-1.0%	-8.8%
2023	62.4%	62.9%	63.1%	66.8%	-0.5%	-0.7%	-4.4%
2024	64.3%	64.5%	65.4%	66.3%	-0.2%	-1.1%	-2.0%
2025	65.6%	65.4%	—	65.5%	0.2%	—	0.1%

	Purchased Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2025	June 30, 2025	December 31, 2024	Initial Forecast	June 30, 2025	December 31, 2024	Initial Forecast
2016	66.2%	66.1%	66.1%	66.5%	0.1%	0.1%	-0.3%
2017	66.4%	66.4%	66.3%	64.6%	0.0%	0.1%	1.8%
2018	66.8%	66.8%	66.8%	63.5%	0.0%	0.0%	3.3%
2019	67.9%	67.9%	67.9%	64.2%	0.0%	0.0%	3.7%
2020	68.3%	68.3%	67.9%	63.6%	0.0%	0.4%	4.7%
2021	64.4%	64.3%	64.3%	66.3%	0.1%	0.1%	-1.9%
2022	61.3%	61.7%	62.1%	68.0%	-0.4%	-0.8%	-6.7%
2023	67.1%	67.6%	67.7%	69.4%	-0.5%	-0.6%	-2.3%
2024	69.9%	70.0%	70.7%	70.7%	-0.1%	-0.8%	-0.8%
2025	71.8%	71.5%	—	71.6%	0.3%	—	0.2%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

We evaluate and adjust the expected collection rate for each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of September 30, 2025 and December 31, 2024, segmented by year of assignment:

(In millions)	Total Loans as of September 30, 2025 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$36.7	$24.8	$103.8	$247.8	$413.1
2021	123.1	58.1	174.3	16.3	371.8
2022	459.3	151.8	288.1	4.1	903.3
2023	1,319.4	376.6	413.7	0.4	2,110.1
2024	2,790.2	750.8	437.9	—	3,978.9
2025	3,259.9	471.5	55.1	—	3,786.5
	$7,988.6	$1,833.6	$1,472.9	$268.6	$11,563.7

(In millions)	Dealer Loans as of September 30, 2025 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$21.4	$14.1	$59.5	$140.3	$235.3
2021	82.6	37.7	115.7	12.7	248.7
2022	328.2	106.7	203.8	3.3	642.0
2023	954.4	276.6	305.6	0.3	1,536.9
2024	2,215.5	618.7	362.7	—	3,196.9
2025	2,507.9	391.4	46.4	—	2,945.7
	$6,110.0	$1,445.2	$1,093.7	$156.6	$8,805.5

(In millions)	Purchased Loans as of September 30, 2025 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$15.3	$10.7	$44.3	$107.5	$177.8
2021	40.5	20.4	58.6	3.6	123.1
2022	131.1	45.1	84.3	0.8	261.3
2023	365.0	100.0	108.1	0.1	573.2
2024	574.7	132.1	75.2	—	782.0
2025	752.0	80.1	8.7	—	840.8
	$1,878.6	$388.4	$379.2	$112.0	$2,758.2

(In millions)	Total Loans as of December 31, 2024 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$25.5	$18.8	$87.3	$239.7	$371.3
2020	113.3	64.2	179.1	25.7	382.3
2021	267.8	125.2	259.0	3.8	655.8
2022	795.2	269.8	371.7	1.0	1,437.7
2023	2,033.7	576.5	420.6	—	3,030.8
2024	4,412.3	819.1	179.8	—	5,411.2
	$7,647.8	$1,873.6	$1,497.5	$270.2	$11,289.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Dealer Loans as of December 31, 2024 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$11.3	$8.2	$39.7	$132.4	$191.6
2020	67.9	37.7	106.4	18.5	230.5
2021	180.2	82.6	171.0	3.0	436.8
2022	569.7	191.5	262.1	0.8	1,024.1
2023	1,487.0	429.4	312.8	—	2,229.2
2024	3,571.3	686.8	150.7	—	4,408.8
	$5,887.4	$1,436.2	$1,042.7	$154.7	$8,521.0

(In millions)	Purchased Loans as of December 31, 2024 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$14.2	$10.6	$47.6	$107.3	$179.7
2020	45.4	26.5	72.7	7.2	151.8
2021	87.6	42.6	88.0	0.8	219.0
2022	225.5	78.3	109.6	0.2	413.6
2023	546.7	147.1	107.8	—	801.6
2024	841.0	132.3	29.1	—	1,002.4
	$1,760.4	$437.4	$454.8	$115.5	$2,768.1

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

The following table summarizes the write-offs for Consumer Loan assignments for the three and nine months ended September 30, 2025 and 2024, segmented by year of assignment:

(In millions)	For the Three Months Ended September 30, 2025
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2020 and prior	$63.2	$23.9	$87.1
2021	40.3	12.9	53.2
2022	70.0	23.4	93.4
2023	29.9	32.9	62.8
2024	14.1	28.3	42.4
2025	4.4	19.5	23.9
	$221.9	$140.9	$362.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended September 30, 2024
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2019 and prior	$43.4	$31.7	$75.1
2020	27.9	17.5	45.4
2021	33.2	22.7	55.9
2022	47.0	33.4	80.4
2023	11.5	36.6	48.1
2024	4.0	17.9	21.9
	$167.0	$159.8	$326.8

(In millions)	For the Nine Months Ended September 30, 2025
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2020 and prior	$206.3	$80.8	$287.1
2021	112.7	44.6	157.3
2022	180.8	76.7	257.5
2023	65.3	103.5	168.8
2024	39.0	86.7	125.7
2025	9.0	30.3	39.3
	$613.1	$422.6	$1,035.7

(In millions)	For the Nine Months Ended September 30, 2024
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2019 and prior	$135.0	$109.0	$244.0
2020	82.0	58.6	140.6
2021	97.1	73.4	170.5
2022	126.1	109.6	235.7
2023	33.7	110.1	143.8
2024	7.1	25.5	32.6
	$481.0	$486.2	$967.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net assumed written premiums	$23.1	$25.7	$72.4	$84.2
Net premiums earned	24.1	25.1	71.7	71.3
Provision for claims	18.6	18.5	54.5	55.8
Amortization of capitalized acquisition costs	0.5	0.6	1.8	1.8

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet Location	September 30, 2025	December 31, 2024
Trust assets	Restricted cash and cash equivalents	$0.3	$0.3
Trust assets	Restricted securities available for sale	108.9	106.4
Unearned premium	Accounts payable and accrued liabilities	76.6	75.9
Claims reserve (1)	Accounts payable and accrued liabilities	6.2	6.0

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Ancillary product profit sharing	$9.5	$8.0	$25.7	$21.7
Interest	5.7	6.4	21.9	18.6
Remarketing fees	3.4	2.9	10.1	9.1
Other	0.3	0.3	1.1	1.3
Total	$18.9	$17.6	$58.8	$50.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended September 30, 2025
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$9.5	$5.7	$—	$0.1	$15.3
Dealers	—	—	3.4	0.2	3.6
Total	$9.5	$5.7	$3.4	$0.3	$18.9

Timing of Revenue Recognition
Over time	$9.5	$5.7	$—	$—	$15.2
At a point in time	—	—	3.4	0.3	3.7
Total	$9.5	$5.7	$3.4	$0.3	$18.9

(In millions)	For the Nine Months Ended September 30, 2025
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$25.7	$21.9	$—	$0.2	$47.8
Dealers	—	—	10.1	0.9	11.0
Total	$25.7	$21.9	$10.1	$1.1	$58.8

Timing of Revenue Recognition
Over time	$25.7	$21.9	$—	$0.2	$47.8
At a point in time	—	—	10.1	0.9	11.0
Total	$25.7	$21.9	$10.1	$1.1	$58.8

9.           DEBT

Debt consists of the following:

(In millions)	As of September 30, 2025
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$148.7	$—	$—	$148.7
Secured financing (2)	5,155.5	(22.0)	(0.4)	5,133.1
Senior notes	1,100.0	(12.8)	—	1,087.2
Total debt	$6,404.2	$(34.8)	$(0.4)	$6,369.0

(In millions)	As of December 31, 2024
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$0.1	$—	$—	$0.1
Secured financing (2)	5,391.8	(29.0)	(1.3)	5,361.5
Senior notes	1,000.0	(8.7)	—	991.3
Total debt	$6,391.9	$(37.7)	$(1.3)	$6,352.9

(1)Excludes deferred debt issuance costs of $4.9 million and $4.4 million as of September 30, 2025 and December 31, 2024, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of September 30, 2025 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of September 30, 2025
Revolving Secured Line of Credit Facility	n/a	06/22/2028		$390.0	At our option, either the Secured Overnight Financing Rate (SOFR) plus 197.5 basis points or the prime rate plus 87.5 basis points
RTP Facility	n/a	—	(1)	20.0	SOFR plus 197.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	09/20/2027	(3)	500.0	SOFR plus 185.0 basis points
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	07/30/2028	(3)	300.0	SOFR plus 205.0 basis points
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/2027	(4)	250.0	SOFR plus 185.0 basis points
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2028	(3)	75.0	SOFR plus 185.0 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/19/2028	(3)	200.0	SOFR plus 185.0 basis points
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	09/15/2026	(5)	500.0	Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/17/2026	(5)	100.0	SOFR plus 220.0 basis points
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/2024	(3)	350.0	Fixed rate
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	06/15/2027	(5)	300.0	SOFR plus 246.4 basis points
Term ABS 2022-3 (2)	Credit Acceptance Funding LLC 2022-3	10/15/2024	(3)	389.9	Fixed rate
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/2025	(3)	400.0	Fixed rate
Term ABS 2023-2 (2)	Credit Acceptance Funding LLC 2023-2	05/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-3 (2)	Credit Acceptance Funding LLC 2023-3	08/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-A (2)	Credit Acceptance Funding LLC 2023-A	12/15/2025	(5)	200.0	Fixed rate
Term ABS 2023-5 (2)	Credit Acceptance Funding LLC 2023-5	12/15/2025	(3)	294.0	Fixed rate
Term ABS 2024-A (2)	Credit Acceptance Funding LLC 2024-A	02/15/2027	(5)	200.0	Fixed rate
Term ABS 2024-1 (2)	Credit Acceptance Funding LLC 2024-1	03/16/2026	(3)	500.0	Fixed rate
Term ABS 2024-2 (2)	Credit Acceptance Funding LLC 2024-2	06/15/2026	(3)	550.0	Fixed rate
Term ABS 2024-3 (2)	Credit Acceptance Funding LLC 2024-3	09/15/2026	(3)	600.0	Fixed rate
Term ABS 2024-B (2)	Credit Acceptance Funding LLC 2024-B	12/15/2027	(5)	300.0	Fixed rate
Term ABS 2025-1 (2)	Credit Acceptance Funding LLC 2025-1	03/15/2027	(3)	400.0	Fixed rate
2028 Senior Notes	n/a	12/15/2028		600.0	Fixed rate
2030 Senior Notes	n/a	03/15/2030		500.0	Fixed rate

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

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revolving Secured Lines of Credit
Maximum outstanding principal balance	$199.3	$300.1	$199.3	$342.0
Average outstanding principal balance	58.9	125.6	20.8	168.0
Warehouse Facility II
Maximum outstanding principal balance	—	201.0	251.0	251.0
Average outstanding principal balance	—	102.8	1.8	124.2
Warehouse Facility IV
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility V
Maximum outstanding principal balance	—	—	—	100.0
Average outstanding principal balance	—	—	—	7.7
Warehouse Facility VI
Maximum outstanding principal balance	—	75.0	—	75.0
Average outstanding principal balance	—	61.1	—	48.8
Warehouse Facility VIII
Maximum outstanding principal balance	—	—	—	100.0
Average outstanding principal balance	—	—	—	25.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2025	December 31, 2024
Revolving Secured Lines of Credit
Principal balance outstanding	$148.7	$0.1
Amount available for borrowing (1)	261.3	409.9
Interest rate	6.14%	6.37%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	500.0	500.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	2.5
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	250.0	250.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	530.0	529.0
Restricted cash and cash equivalents pledged as collateral	43.1	41.7
Interest rate	5.43%	5.43%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	108.1	112.0
Restricted cash and cash equivalents pledged as collateral	9.0	8.7
Interest rate	6.35%	6.60%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2025	December 31, 2024
Term ABS 2021-4
Principal balance outstanding	$—	$63.6
Loans pledged as collateral	—	167.0
Restricted cash and cash equivalents pledged as collateral	—	16.4
Interest rate	—%	1.89%
Term ABS 2022-1
Principal balance outstanding	$86.5	$236.6
Loans pledged as collateral	213.4	310.0
Restricted cash and cash equivalents pledged as collateral	21.7	24.9
Interest rate	5.92%	5.24%
Term ABS 2022-2
Principal balance outstanding	$300.0	$300.0
Loans pledged as collateral	325.4	406.0
Restricted cash and cash equivalents pledged as collateral	24.5	25.2
Interest rate	6.58%	7.29%
Term ABS 2022-3
Principal balance outstanding	$175.2	$347.6
Loans pledged as collateral	272.1	395.2
Restricted cash and cash equivalents pledged as collateral	25.8	29.1
Interest rate	8.70%	7.82%
Term ABS 2023-1
Principal balance outstanding	$266.6	$400.0
Loans pledged as collateral	331.4	453.0
Restricted cash and cash equivalents pledged as collateral	29.7	33.1
Interest rate	7.14%	6.92%
Term ABS 2023-2
Principal balance outstanding	$306.2	$400.0
Loans pledged as collateral	380.4	533.3
Restricted cash and cash equivalents pledged as collateral	32.7	36.8
Interest rate	6.53%	6.39%
Term ABS 2023-3
Principal balance outstanding	$377.0	$400.0
Loans pledged as collateral	413.3	524.9
Restricted cash and cash equivalents pledged as collateral	33.5	36.5
Interest rate	6.88%	6.86%
Term ABS 2023-A
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	216.9	252.0
Restricted cash and cash equivalents pledged as collateral	16.9	17.7
Interest rate	7.51%	7.51%
Term ABS 2023-5
Principal balance outstanding	$294.0	$294.0
Loans pledged as collateral	326.6	398.7
Restricted cash and cash equivalents pledged as collateral	30.5	32.9
Interest rate	6.54%	6.54%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2025	December 31, 2024
Term ABS 2024-A
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	211.7	248.4
Restricted cash and cash equivalents pledged as collateral	16.7	18.1
Interest rate	7.45%	7.45%
Term ABS 2024-1
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	582.2	553.3
Restricted cash and cash equivalents pledged as collateral	46.8	45.0
Interest rate	6.01%	6.01%
Term ABS 2024-2
Principal balance outstanding	$550.0	$550.0
Loans pledged as collateral	607.5	646.8
Restricted cash and cash equivalents pledged as collateral	44.5	42.0
Interest rate	6.21%	6.21%
Term ABS 2024-3
Principal balance outstanding	$600.0	$600.0
Loans pledged as collateral	665.9	700.9
Restricted cash and cash equivalents pledged as collateral	49.9	51.5
Interest rate	4.91%	4.91%
Term ABS 2024-B
Principal balance outstanding	$300.0	$300.0
Loans pledged as collateral	341.7	425.8
Restricted cash and cash equivalents pledged as collateral	23.5	37.9
Interest rate	6.13%	6.13%
Term ABS 2025-1
Principal balance outstanding	$400.0	$—
Loans pledged as collateral	470.9	—
Restricted cash and cash equivalents pledged as collateral	32.8	—
Interest rate	5.26%	—%
2026 Senior Notes
Principal balance outstanding	$—	$400.0
Interest rate	—%	6.625%
2028 Senior Notes
Principal balance outstanding	$600.0	$600.0
Interest rate	9.250%	9.250%
2030 Senior Notes
Principal balance outstanding	$500.0	$—
Interest rate	6.625%	—%
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

The subsidiaries pay us a monthly servicing fee equal to 4% of the collections received with respect to the conveyed Loans. The servicing fee is paid out of the collections. Except for the servicing fee and holdback payments due to Dealers, if a facility is amortizing, we do not have any rights in any portion of such collections until all outstanding principal, accrued and unpaid interest, fees, and other related costs have been paid in full. If a facility is in its revolving period, the applicable subsidiary is entitled to the portion of such collections available after the payment of interest and transaction expenses under the facility, provided that the borrowing base requirements of the facility are satisfied.

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

Debt Covenants

As of September 30, 2025, we were in compliance with covenants under our revolving secured line of credit facility, our Warehouse facilities, our Term ABS financings, the senior notes indentures, and the RTP Facility.

Our revolving secured line of credit facility and our Warehouse facilities include covenants that require the maintenance of certain financial ratios and other financial conditions. These covenants require a minimum ratio of (1) our net earnings, adjusted for specified items, before income taxes, depreciation, amortization, and fixed charges to (2) our fixed charges, as defined in the agreements. These covenants also limit the maximum ratio of our funded debt less unrestricted cash and cash equivalents to tangible net worth. Some of these covenants may indirectly limit the repurchase of common stock or payment of dividends on common stock, and the senior notes indentures include covenants limiting such repurchases and dividend payments. Our Warehouse facilities and Term ABS financings contain covenants that measure the performance of the conveyed assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes	5.6%	3.6%	4.0%	6.6%
Non-deductible executive compensation expense	0.6%	1.4%	0.9%	2.9%
Tax deficiency (excess tax benefit) from stock-based compensation	0.1%	0.0%	0.1%	-0.4%
Other	0.0%	0.0%	0.1%	0.1%
Effective income tax rate	27.3%	26.0%	26.1%	30.2%

State and local income taxes

For the three months ended September 30, 2025, the impact of state and local income taxes on our effective income tax rate increased from the same period in 2024, primarily due to a revision of deferred tax estimates during the third quarter of 2025.

For the nine months ended September 30, 2025, the impact of state and local income taxes on our effective income tax rate decreased from the same period in 2024, primarily due to:
•The increased impact of an adjustment to an uncertain tax position for state income taxes in the second quarter of 2024, primarily due to lower pre-tax income for the nine months ended September 30, 2024.
•Changes in state tax laws enacted during the second quarter of 2024 that were effective retroactively to the beginning of 2024.

Non-deductible executive compensation expense

We recognize non-deductible executive compensation expense as an increase in provision for income taxes. For the three months ended September 30, 2025, the impact of non-deductible executive compensation expense on our effective income tax rate decreased from the same period in 2024, primarily due to a decrease in non-deductible executive compensation expense due to the timing of stock option exercises. For the nine months ended September 30, 2025, the impact of non-deductible executive compensation expense on our effective income tax rate decreased from the same period in 2024, primarily due to an increase in pre-tax income.

Tax deficiency or excess tax benefit from stock-based compensation

We recognize a tax deficiency or excess tax benefit when the tax deduction for the stock-based compensation expense of a stock award differs from the cumulative stock-based compensation expense recognized in the financial statements. The tax deficiency or excess tax benefit is recognized in provision for income taxes in the period in which the amount of the tax deduction is determined, which is when restricted stock units are settled in common stock or stock options are exercised. Tax deficiencies increase our effective income tax rate, while excess tax benefits reduce our effective income tax rate. We recognized a tax deficiency for the nine months ended September 30, 2025 and an excess tax benefit for the same period in 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average shares outstanding:
Common shares	11,138,833	12,111,343	11,525,276	12,182,467
Vested restricted stock units	109,394	163,342	109,394	163,272
Basic number of weighted average shares outstanding	11,248,227	12,274,685	11,634,670	12,345,739
Dilutive effect of restricted stock units and stock options	224,502	140,458	203,217	148,272
Dilutive number of weighted average shares outstanding	11,472,729	12,415,143	11,837,887	12,494,011

The following outstanding stock awards were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	47,000	67,750	47,000	67,750
Restricted stock units	9,415	3,605	7,143	2,294
Total	56,415	71,355	54,143	70,044

12.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three and nine months ended September 30, 2025 and 2024:

(Dollars in millions)	For the Three Months Ended September 30,
	2025		2024
Stock Repurchases	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)
Open Market (2)	230,064	$107.3	—	$—
Other (3)	301	0.1	86	—
Total	230,365	$107.4	86	$—

(Dollars in millions)	For the Nine Months Ended September 30,
	2025		2024
Stock Repurchases	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)
Open Market (2)	1,084,024	$531.5	459,437	$250.5
Other (3)	5,009	2.5	2,694	1.4
Total	1,089,033	$534.0	462,131	$251.9
(1)    Total cost of repurchases includes excise tax.
(2)     Represents repurchases under authorizations by our board of directors for the repurchase of shares by us from time to time in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or otherwise. On September 29, 2025, our board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of September 30, 2025, we had authorization to repurchase 2,161,067 shares of our common stock.
(3)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the settlement of restricted stock units in common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
13.         STOCK-BASED COMPENSATION PLANS

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2024	533,447	$407.15
Granted	102,035	471.21
Settled	(16,694)	521.79
Forfeited	(2,273)	474.74
Outstanding as of September 30, 2025	616,515	$414.39

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units	$11.4	$2.4	$33.3	$7.5
Stock options	0.7	8.3	4.4	24.7
Total	$12.1	$10.7	$37.7	$32.2

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

(in millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2025	$12.2
2026	42.0
2027	33.5
2028	26.9
2029	18.9
Thereafter	76.8
Total	$210.3

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

Geographic Information

For the three and nine months ended September 30, 2025 and 2024, all of our revenues were derived from the United States. As of September 30, 2025 and 2024, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of innovative financing solutions that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer ancillary products on vehicles indirectly financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during the three and nine months ended September 30, 2025 and 2024. Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of September 30, 2025 and 2024.

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

The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. In many proceedings, including the specific actions described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties, and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated. The total recorded accrual balance as of September 30, 2025 for these matters was $46.8 million. An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity, and results of operations.

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

On January 4, 2023, the Office of the New York State Attorney General and the Bureau jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the CFPA, 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. On March 14, 2023, the Company filed a motion to dismiss the complaint. On August 7, 2023, the court stayed the action pending the U.S. Supreme Court’s decision in Consumer Financial Protection Bureau v. Community Financial Services Association of America, Ltd., No. 22-448 (“CFSA”). On July 1, 2024, the court lifted the stay in view of the decision in CFSA and requested revised briefing on the Company’s motion to dismiss that would address the intervening legal developments and sharpen the issues for resolution. As of October 29, 2024, the Company's motion to dismiss has been fully briefed. On April 24, 2025, the Bureau filed an unopposed motion to withdraw as plaintiff, and on April 29, 2025, the court granted that motion and ordered that the Bureau is no longer a plaintiff in the litigation. In September 2025, we made an offer to jointly settle this matter and the multi-state matter discussed below, on terms that include, among other things, a proposed cash payment of $45.0 million. The Company intends to vigorously defend itself in this matter.

On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On April 3, 2020, we received a subpoena from the Attorney General of the State of Maryland relating to the Company’s origination and collection policies and procedures in the state of Maryland. On August 11, 2020, we received a subpoena from the Attorney General of the State of Maryland restating most of the requests contained in the March 18, 2016 and April 3, 2020 subpoenas, making additional requests, and expanding the inquiry to include 41 other states (Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, and Wisconsin) and the District of Columbia. Also on August 11, 2020, we received from the Attorney General of the State of New Jersey a subpoena that is essentially identical to the August 11, 2020 Maryland subpoena, both as to substance and as to the jurisdictions identified. The Company has been informed that the State of Kansas, the State of Texas, and the State of Iowa have withdrawn from the multi-state investigation. We are cooperating with these investigations and cannot predict their eventual scope, duration, or outcome at this time. In September 2025, we made an offer to jointly settle this matter and the New York Attorney General matter discussed above, on terms that include, among other things, a proposed cash payment of $45.0 million.

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

For the three months ended September 30, 2025, consolidated net income was $108.2 million, or $9.43 per diluted share, compared to consolidated net income of $78.8 million, or $6.35 per diluted share, for the same period in 2024. The increase was primarily due to a decrease in provision for credit losses and an increase in finance charges, partially offset by an increase in operating expenses. Our results and achievements for the three months ended September 30, 2025 included the following:

•A 3.9% increase in the average balance of our Loan portfolio from the third quarter of 2024 to $8.0 billion.
•A decline in Consumer Loan assignment unit and dollar volumes of 16.5% and 19.4%, respectively, as compared to the third quarter of 2024.
•A decline in forecasted collection rates, which decreased forecasted net cash flows from our Loan portfolio by $58.6 million, or 0.5%, and slower forecasted net cash flow timing.
•$107.4 million in the repurchase of approximately 230,000 shares, or 2.0% of the shares outstanding at the beginning of the quarter.
•The enrollment of 1,342 new Dealers, with 10,180 active Dealers during the quarter.
•$51.9 million in Dealer Holdback and accelerated Dealer Holdback payments to Dealers.
•$15.0 million contingent loss related to previously disclosed legal matters.
•Received the following awards:
•Financial Services Top Workplaces for the second consecutive year, with a #4 ranking in the 1,000+ employee size category.
•Crain’s Fast 50 list by Crain's Detroit Business for the ninth time.
•PEOPLE 100 Companies that Care® by PEOPLE magazine and Great Place to Work®, for the fourth consecutive year, with a #44 ranking.
•Fortune Best Workplaces in Financial Services and InsuranceTM by Great Place to Work® and Fortune for the eleventh consecutive year, with a #10 ranking in the large company category.

For the nine months ended September 30, 2025, consolidated net income was $301.9 million, or $25.50 per diluted share, compared to consolidated net income of $96.0 million, or $7.68 per diluted share, for the same period in 2024. The increase was primarily due to a decrease in provision for credit losses and an increase in finance charges, partially offset by an increase in operating expenses. Our results and achievements for the nine months ended September 30, 2025 included the following:

•A 7.1% increase in the average balance of our Loan portfolio from the first nine months of 2024 to $8.0 billion.
•A decline in Consumer Loan assignment unit and dollar volumes of 13.5% and 17.8% respectively, as compared to the first nine months of 2024.
•A decline in forecasted collection rates, which decreased forecasted net cash flows from our Loan portfolio by $135.3 million, or 1.2%, and slower forecasted net cash flow timing.
•$534.0 million in the repurchase of approximately 1,089,000 shares, or 9.0% of the shares outstanding at the beginning of the year.
•The enrollment of 4,547 new Dealers, with 14,483 active Dealers during the first nine months of 2025.
•$183.2 million in Dealer Holdback and accelerated Dealer Holdback payments to Dealers.
•$38.4 million contingent loss related to previously disclosed legal matters.
•Received awards from Great Place to Work® and Fortune magazine, PEOPLE magazine, Top Workplaces USA, and Crain's Detroit Business.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate for each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our aggregated forecast of Consumer Loan collection rates as of September 30, 2025, with the aggregated forecasts as of June 30, 2025, December 31, 2024, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2025	June 30, 2025	December 31, 2024	Initial Forecast	June 30, 2025	December 31, 2024	Initial Forecast
2016	63.9%	63.9%	63.9%	65.4%	0.0%	0.0%	-1.5%
2017	64.8%	64.8%	64.7%	64.0%	0.0%	0.1%	0.8%
2018	65.5%	65.6%	65.5%	63.6%	-0.1%	0.0%	1.9%
2019	67.2%	67.3%	67.2%	64.0%	-0.1%	0.0%	3.2%
2020	68.0%	68.0%	67.7%	63.4%	0.0%	0.3%	4.6%
2021	63.8%	63.8%	63.8%	66.3%	0.0%	0.0%	-2.5%
2022	59.3%	59.7%	60.2%	67.5%	-0.4%	-0.9%	-8.2%
2023	63.7%	64.1%	64.3%	67.5%	-0.4%	-0.6%	-3.8%
2024	65.5%	65.7%	66.5%	67.2%	-0.2%	-1.0%	-1.7%
2025 (2)	67.2%	66.9%	—	67.1%	0.3%	—	0.1%
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
(2)The forecasted collection rate for 2025 Consumer Loans as of September 30, 2025 includes both Consumer Loans that were in our portfolio as of June 30, 2025 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2025 Consumer Loan Assignment Period	September 30, 2025	June 30, 2025	Initial Forecast	June 30, 2025	Initial Forecast
January 1, 2025 through June 30, 2025	67.1%	66.9%	66.9%	0.2%	0.2%
July 1, 2025 through September 30, 2025	67.4%	—	67.4%	—	0.0%

For the three months ended September 30, 2025, forecasted collection rates improved for Consumer Loans assigned in 2025, declined for Consumer Loans assigned in 2022 through 2024, and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2025, forecasted collection rates improved for Consumer Loans assigned in 2020, declined for Consumer Loans assigned in 2022 through 2024, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes to our forecast of future net cash flows from our Loan portfolio (forecasted collections less forecasted Dealer Holdback payments) for each of the last eight quarters are shown in the following table:

(Dollars in millions)	Decrease in Forecasted Net Cash Flows
Three Months Ended	Total Loans	% Change from Forecast at Beginning of Period
December 31, 2023	$(57.0)	-0.6%
March 31, 2024	(30.8)	-0.3%
June 30, 2024	(189.3)	-1.7%
September 30, 2024	(62.8)	-0.6%
December 31, 2024	(31.1)	-0.3%
March 31, 2025	(20.9)	-0.2%
June 30, 2025	(55.8)	-0.5%
September 30, 2025	(58.6)	-0.5%

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

The following table presents information on Consumer Loan assignments for each of the last 10 years:

	Average			Total Assignment Volume
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)	Unit Volume	Dollar Volume (2) (in millions)
2016	$18,218	$7,976	53	330,710	$2,635.5
2017	20,230	8,746	55	328,507	2,873.1
2018	22,158	9,635	57	373,329	3,595.8
2019	23,139	10,174	57	369,805	3,772.2
2020	24,262	10,656	59	341,967	3,641.2
2021	25,632	11,790	59	268,730	3,167.8
2022	27,242	12,924	60	280,467	3,625.3
2023	27,025	12,475	61	332,499	4,147.8
2024	26,497	11,961	61	386,126	4,618.4
2025 (3) (4)	25,384	11,423	60	265,680	3,034.8

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
(3)Represents activity for the nine months ended September 30, 2025. Information in this table for each of the years prior to 2025 represents activity for all 12 months of that year.
(4)The averages for 2025 Consumer Loans include both Consumer Loans that were in our portfolio as of June 30, 2025 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2025 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2025 through June 30, 2025	$25,376	$11,362	60
July 1, 2025 through September 30, 2025	25,402	11,563	60

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of September 30, 2025, as well as forecasted collection rates and spreads at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection % as of			Spread % as of
Consumer Loan Assignment Year	September 30, 2025	Initial Forecast	Advance % (1)	September 30, 2025	Initial Forecast	% of Forecast Realized (2)
2016	63.9%	65.4%	43.8%	20.1%	21.6%	99.7%
2017	64.8%	64.0%	43.2%	21.6%	20.8%	99.5%
2018	65.5%	63.6%	43.5%	22.0%	20.1%	99.1%
2019	67.2%	64.0%	44.0%	23.2%	20.0%	98.3%
2020	68.0%	63.4%	43.9%	24.1%	19.5%	96.0%
2021	63.8%	66.3%	46.0%	17.8%	20.3%	90.8%
2022	59.3%	67.5%	47.4%	11.9%	20.1%	78.6%
2023	63.7%	67.5%	46.2%	17.5%	21.3%	60.5%
2024	65.5%	67.2%	45.1%	20.4%	22.1%	37.3%
2025 (3)	67.2%	67.1%	45.1%	22.1%	22.0%	11.0%

(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Presented as a percentage of total forecasted collections.
(3)The forecasted collection rate, advance rate and spread for 2025 Consumer Loans as of September 30, 2025 include both Consumer Loans that were in our portfolio as of June 30, 2025 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates, and spreads for each of these segments:

	Forecasted Collection % as of			Spread % as of
2025 Consumer Loan Assignment Period	September 30, 2025	Initial Forecast	Advance %	September 30, 2025	Initial Forecast
January 1, 2025 through June 30, 2025	67.1%	66.9%	44.9%	22.2%	22.0%
July 1, 2025 through September 30, 2025	67.4%	67.4%	45.5%	21.9%	21.9%

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age. For 2021 and prior Consumer Loan assignments, the risk of a material forecast variance is modest, as we have currently realized in excess of 90% of the expected collections. Conversely, the forecasted collection rates for more recent Consumer Loan assignments are less certain as a significant portion of our forecast has not been realized.

The spread between the forecasted collection rate as of September 30, 2025 and the advance rate ranges from 11.9% to 24.1%, on an annual basis, for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The spreads with respect to 2021 through 2023 Consumer Loans have been negatively impacted by Consumer Loan performance, which has been lower than our initial estimates by a greater margin than the other years presented. The higher spread for 2025 Consumer Loans relative to 2024 Consumer Loans as of September 30, 2025 was primarily a result of Consumer Loan performance, as the performance of 2024 Consumer Loans has been lower than our initial estimates.

The following table compares our forecast of aggregate Consumer Loan collection rates as of September 30, 2025 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	September 30, 2025	Initial Forecast	Variance	September 30, 2025	Initial Forecast	Variance
2016	63.2%	65.1%	-1.9%	66.2%	66.5%	-0.3%
2017	64.1%	63.8%	0.3%	66.4%	64.6%	1.8%
2018	65.0%	63.6%	1.4%	66.8%	63.5%	3.3%
2019	66.9%	63.9%	3.0%	67.9%	64.2%	3.7%
2020	67.8%	63.3%	4.5%	68.3%	63.6%	4.7%
2021	63.5%	66.3%	-2.8%	64.4%	66.3%	-1.9%
2022	58.5%	67.3%	-8.8%	61.3%	68.0%	-6.7%
2023	62.4%	66.8%	-4.4%	67.1%	69.4%	-2.3%
2024	64.3%	66.3%	-2.0%	69.9%	70.7%	-0.8%
2025	65.6%	65.5%	0.1%	71.8%	71.6%	0.2%

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate) as of September 30, 2025 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2016	63.2%	42.1%	21.1%	66.2%	48.6%	17.6%
2017	64.1%	42.1%	22.0%	66.4%	45.8%	20.6%
2018	65.0%	42.7%	22.3%	66.8%	45.2%	21.6%
2019	66.9%	43.1%	23.8%	67.9%	45.6%	22.3%
2020	67.8%	43.0%	24.8%	68.3%	45.5%	22.8%
2021	63.5%	45.1%	18.4%	64.4%	47.7%	16.7%
2022	58.5%	46.4%	12.1%	61.3%	50.1%	11.2%
2023	62.4%	44.8%	17.6%	67.1%	49.8%	17.3%
2024	64.3%	44.1%	20.2%	69.9%	48.9%	21.0%
2025	65.6%	43.2%	22.4%	71.8%	50.5%	21.3%

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

The spread as of September 30, 2025 on 2025 Dealer Loans was 22.4%, as compared to a spread of 20.2% on 2024 Dealer Loans. The increase was primarily a result of Consumer Loan performance, as the performance of 2024 Dealer Loans has been lower than our initial estimates.

The spread as of September 30, 2025 on 2025 Purchased Loans was 21.3%, as compared to a spread of 21.0% on 2024 Purchased Loans, reflecting the net impact of two offsetting factors. Consumer Loan performance increased the spread from 2024 to 2025, as the performance of 2025 Purchased Loans has exceeded our initial estimates while the performance of 2024 Purchased Loans has been lower than our initial estimates. This impact of Consumer Loan performance was partially offset by the impact of a lower initial spread on 2025 Purchased Loans, due to the advance rate increasing by a greater margin than the initial forecast in our Purchased Loan portfolio.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio was 4.0 to 1 as of September 30, 2025. We currently utilize the following primary forms of debt financing: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last eight quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
December 31, 2023	26.7%	21.3%
March 31, 2024	24.1%	20.2%
June 30, 2024	20.9%	16.3%
September 30, 2024	17.7%	12.2%
December 31, 2024	0.3%	-4.9%
March 31, 2025	-10.1%	-15.5%
June 30, 2025	-14.6%	-18.8%
September 30, 2025	-16.5%	-19.4%

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

Unit and dollar volumes declined 16.5% and 19.4%, respectively, during the third quarter of 2025 as the number of active Dealers declined 4.7% and the average unit volume per active Dealer declined 12.2%. Dollar volume declined by more than unit volume during the third quarter of 2025 due to a decrease in the average advance paid, primarily resulting from a decrease in the average size of Consumer Loans assigned. Unit volume for the 28-day period ended October 28, 2025 decreased 13.0% compared to the same period in 2024.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Consumer Loan unit volume	79,916	95,670	-16.5%	265,680	307,215	-13.5%
Active Dealers (1)	10,180	10,678	-4.7%	14,483	14,326	1.1%
Average volume per active Dealer	7.9	9.0	-12.2%	18.3	21.4	-14.5%

Consumer Loan unit volume from Dealers active both periods	63,739	77,544	-17.8%	230,092	273,667	-15.9%
Dealers active both periods	6,627	6,627	—	9,965	9,965	—
Average volume per Dealer active both periods	9.6	11.7	-17.8%	23.1	27.5	-15.9%

Consumer Loan unit volume from Dealers not active both periods	16,177	18,126	-10.8%	35,588	33,548	6.1%
Dealers not active both periods	3,553	4,051	-12.3%	4,518	4,361	3.6%
Average volume per Dealer not active both periods	4.6	4.5	2.2%	7.9	7.7	2.6%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Consumer Loan unit volume from new active Dealers	2,924	3,447	-15.2%	22,627	29,441	-23.1%
New active Dealers (1)	1,012	1,038	-2.5%	3,301	3,428	-3.7%
Average volume per new active Dealer	2.9	3.3	-12.1%	6.9	8.6	-19.8%

Attrition (2)	-18.9%	-16.4%		-10.9%	-10.1%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last eight quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
December 31, 2023	77.2%	22.8%	75.0%	25.0%
March 31, 2024	78.2%	21.8%	76.6%	23.4%
June 30, 2024	78.5%	21.5%	77.3%	22.7%
September 30, 2024	79.5%	20.5%	78.4%	21.6%
December 31, 2024	78.7%	21.3%	77.7%	22.3%
March 31, 2025	77.0%	23.0%	75.1%	24.9%
June 30, 2025	71.6%	28.4%	68.3%	31.7%
September 30, 2025	73.1%	26.9%	70.6%	29.4%
(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of September 30, 2025 and December 31, 2024, the net Dealer Loans receivable balance was 72.1% and 72.3%, respectively, of the total net Loans receivable balance. In 2025, we expanded Dealer access to the Purchase Program for Consumer Loans to consumers with higher credit ratings. The higher percentage of Purchased Loans in 2025 Consumer Loan assignment volume was primarily related to Consumer Loans assigned under this expanded Dealer access.

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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue:
Finance charges	$539.4	$507.6	$31.8	6.3%
Premiums earned	24.1	25.1	(1.0)	-4.0%
Other income	18.9	17.6	1.3	7.4%
Total revenue	582.4	550.3	32.1	5.8%
Costs and expenses:
Salaries and wages	85.5	77.3	8.2	10.6%
General and administrative	36.3	29.0	7.3	25.2%
Sales and marketing	24.8	23.1	1.7	7.4%
Total operating expenses	146.6	129.4	17.2	13.3%

Provision for credit losses on forecast changes	88.1	105.9	(17.8)	-16.8%
Provision for credit losses on new Consumer Loan assignments	63.9	78.8	(14.9)	-18.9%
Total provision for credit losses	152.0	184.7	(32.7)	-17.7%

Interest	116.3	111.2	5.1	4.6%
Provision for claims	18.6	18.5	0.1	0.5%
Total costs and expenses	433.5	443.8	(10.3)	-2.3%
Income before provision for income taxes	148.9	106.5	42.4	39.8%
Provision for income taxes	40.7	27.7	13.0	46.9%
Net income	$108.2	$78.8	$29.4	37.3%
Net income per share:
Basic	$9.62	$6.42	$3.20	49.8%
Diluted	$9.43	$6.35	$3.08	48.5%
Weighted average shares outstanding:
Basic	11,248,227	12,274,685	(1,026,458)	-8.4%
Diluted	11,472,729	12,415,143	(942,414)	-7.6%

Finance Charges. The increase of $31.8 million, or 6.3%, was the result of increases in the average net Loans receivable balance and the average yield on our Loan portfolio as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2025	2024	Change
Average net Loans receivable balance	$7,990.5	$7,690.9	$299.6
Average yield on our Loan portfolio	27.0%	26.4%	0.6%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended September 30, 2025:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2025
Due to an increase in the average net Loans receivable balance	$19.8
Due to an increase in the average yield	12.0
Total increase in finance charges	$31.8

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The increase in the average yield of our Loan portfolio was primarily due to higher contractual yields on more recent Consumer Loan assignments.

Operating Expenses. The increase of $17.2 million, or 13.3%, was primarily due to:
•An increase in salaries and wages expense of $8.2 million, or 10.6%, primarily due to increases in (i) the number of team members as we are investing in our business with the goal of increasing the speed at which we enhance our product for Dealers and consumers and (ii) fringe benefits, primarily due to higher medical claims.
•An increase in general and administrative expense of $7.3 million, or 25.2%, primarily due to an increase in legal expenses, which included a $15.0 million contingent loss recognized during the third quarter of 2025 compared to a $7.4 million contingent loss recognized during the third quarter of 2024, both related to previously disclosed legal matters as to which we have recognized cumulative contingent losses of $46.8 million through the end of the third quarter of 2025. The cumulative amount reflects, among other things, a September 2025 offer by us to settle the previously disclosed multi-state and New York Attorney General legal matters on terms that include, among other things, a proposed cash payment of $45.0 million.

Provision for Credit Losses. The decrease of $32.7 million, or 17.7%, was due to decreases in provision for credit losses on forecast changes and provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Three Months Ended September 30,
Provision for Credit Losses	2025	2024	Change
Forecast changes	$88.1	$105.9	$(17.8)
New Consumer Loan assignments	63.9	78.8	(14.9)
Total	$152.0	$184.7	$(32.7)

The decrease in provision for credit losses related to forecast changes in the third quarter of 2025 compared to the third quarter of 2024 reflected changes in forecasted net cash flow timing and a smaller decline in Consumer Loan performance. While we continued to experience slowing of forecasted net cash flow timing as a result of lower-than-expected Consumer Loan prepayments, it was to a lesser extent as compared to the same period in 2024. During the third quarter of 2025, we decreased our estimate of future net cash flows by $58.6 million, or 0.5%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect lower-than-expected Consumer Loan prepayments, which remained below historical averages. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. During the third quarter of 2024, we decreased our estimate of future net cash flows by $62.8 million, or 0.6%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect a decrease in Consumer Loan prepayments, which remained below historical averages.

The 18.9% decrease in provision for credit losses related to new Consumer Loan assignments was primarily due to a 16.5% decrease in Consumer Loan assignment unit volume.

Interest. The increase in interest expense of $5.1 million, or 4.6%, was primarily due to an increase in our average outstanding debt balance.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024:

(Dollars in millions)	For the Three Months Ended September 30,
	2025	2024	Change
Interest expense	$116.3	$111.2	$5.1
Average outstanding debt balance	6,400.1	6,071.1	329.0
Average cost of debt	7.3%	7.3%	—%

Provision for Income Taxes. For the three months ended September 30, 2025, the effective income tax rate increased to 27.3% from 26.0% for the same period in 2024, primarily due to a revision of deferred tax estimates during the third quarter of 2025. For additional information, see Note 10 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue:
Finance charges	$1,606.8	$1,474.5	$132.3	9.0%
Premiums earned	71.7	71.3	0.4	0.6%
Other income	58.8	50.7	8.1	16.0%
Total revenue	1,737.3	1,596.5	140.8	8.8%
Costs and expenses:
Salaries and wages	257.8	231.6	26.2	11.3%
General and administrative	103.6	75.9	27.7	36.5%
Sales and marketing	76.2	72.4	3.8	5.2%
Total operating expenses	437.6	379.9	57.7	15.2%

Provision for credit losses on forecast changes	265.7	430.9	(165.2)	-38.3%
Provision for credit losses on new Consumer Loan assignments	220.8	260.4	(39.6)	-15.2%
Total provision for credit losses	486.5	691.3	(204.8)	-29.6%

Interest	349.1	308.2	40.9	13.3%
Provision for claims	54.5	55.8	(1.3)	-2.3%
Loss on extinguishment of debt	1.2	—	1.2	—%
Loss on sale of building	—	23.7	(23.7)	—%
Total costs and expenses	1,328.9	1,458.9	(130.0)	-8.9%
Income before provision for income taxes	408.4	137.6	270.8	196.8%
Provision for income taxes	106.5	41.6	64.9	156.0%
Net income	$301.9	$96.0	$205.9	214.5%
Net income per share:
Basic	$25.95	$7.78	$18.17	233.5%
Diluted	$25.50	$7.68	$17.82	232.0%
Weighted average shares outstanding:
Basic	11,634,670	12,345,739	(711,069)	-5.8%
Diluted	11,837,887	12,494,011	(656,124)	-5.3%

Finance Charges. The increase of $132.3 million, or 9.0%, was the result of increases in the average net Loans receivable balance and the average yield on our Loan portfolio as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2025	2024	Change
Average net Loans receivable balance	$7,961.5	$7,430.4	$531.1
Average yield on our Loan portfolio	26.9%	26.5%	0.4%

The following table summarizes the impact each component had on the overall increase in finance charges for the nine months ended September 30, 2025:

(In millions)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2025
Due to an increase in the average net Loans receivable balance	$105.4
Due to an increase in the average yield	26.9
Total increase in finance charges	$132.3

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The increase in the average yield of our Loan portfolio was primarily due to higher contractual yields on more recent Consumer Loan assignments.

Operating Expenses. The increase of $57.7 million, or 15.2%, was primarily due to:
•An increase in general and administrative expense of $27.7 million, or 36.5%, primarily due to an increase in legal expenses, which included a $38.4 million contingent loss recognized during the first nine months of 2025, compared to an $8.4 million contingent loss recognized during the first nine months of 2024, both related to previously disclosed legal matters as to which we have recognized cumulative contingent losses of $46.8 million through the end of the third quarter of 2025. The cumulative amount reflects, among other things, a September 2025 offer by us to settle the previously disclosed multi-state and New York Attorney General legal matters on terms that include, among other things, a proposed cash payment of $45.0 million.
•An increase in salaries and wages expense of $26.2 million, or 11.3%, primarily due to increases in (i) the number of team members as we are investing in our business with the goal of increasing the speed at which we enhance our product for Dealers and consumers, (ii) stock-based compensation expense, primarily due to equity awards granted to our executive officers and senior leaders, and (iii) fringe benefits, primarily due to higher medical claims.

Provision for Credit Losses. The decrease of $204.8 million, or 29.6%, was due to decreases in provision for credit losses on forecast changes and provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Nine Months Ended September 30,
Provision for Credit Losses	2025	2024	Change
Forecast changes	$265.7	$430.9	$(165.2)
New Consumer Loan assignments	220.8	260.4	(39.6)
Total	$486.5	$691.3	$(204.8)

The decrease in provision for credit losses related to forecast changes was primarily due to a smaller decline in Consumer Loan performance during the first nine months of 2025 compared to the first nine months of 2024.

During the first nine months of 2025, we decreased our estimate of future net cash flows by $135.3 million, or 1.2%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect lower-than-expected Consumer Loan prepayments, which remained below historical averages. Historically, Consumer Loan prepayments have been lower in periods with less availability of consumer credit. The $135.3 million decrease in forecasted net cash flows for the first nine months of 2025 was composed of an ordinary decrease in forecasted net cash flows of $116.7 million, or 1.0%, and an adjustment applied to our forecasting methodology, which upon implementation, reduced forecasted net cash flows by $18.6 million, or 0.2%, and increased our provision for credit losses by $16.5 million. Consumer Loans assigned in 2024 prior to the implementation of our scorecard adjustment during the third quarter of 2024 had underperformed relative to the forecast adjustment we implemented during the second quarter of 2024. Accordingly, during the second quarter of 2025, we applied an adjustment to that segment of the Consumer Loans assigned in 2024 to reduce forecasted collection rates to what we believed the ultimate collection rates would be based on these trends.

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

The 15.2% decrease in provision for credit losses related to new Consumer Loan assignments was primarily due to a 13.5% decrease in Consumer Loan assignment unit volume.

Interest. The increase in interest expense of $40.9 million, or 13.3%, was primarily due to an increase in our average outstanding debt balance.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024:

(Dollars in millions)	For the Nine Months Ended September 30,
	2025	2024	Change
Interest expense	$349.1	$308.2	$40.9
Average outstanding debt balance	6,460.7	5,732.1	728.6
Average cost of debt	7.2%	7.2%	—%

Loss on Sale of Building. For the nine months ended September 30, 2024, we recognized a loss on sale of a building of $23.7 million.

Provision for Income Taxes. For the nine months ended September 30, 2025, our effective income tax rate decreased to 26.1% from 30.2% for the nine months ended September 30, 2024. The decrease was primarily due to an increase in pre-tax income in the first nine months of 2025 compared to the same period in 2024. The lower pre-tax income in the first nine months of 2024 increased the impact of an adjustment to an uncertain tax position for state income taxes recorded in 2024 and non-deductible executive compensation expense during the prior year on our 2024 effective income tax rate.

For additional information, see Note 10 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement, and we were in compliance with those covenants as of September 30, 2025. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

We endeavor to run our business conservatively, with a large margin of safety in Loan pricing in the aggregate, low leverage on the balance sheet, and significant unused availability on our revolving credit facilities. Our forecasting models have performed best during relatively stable economic periods but have been less accurate during periods of volatility like we have experienced in recent years. Since forecasting collection rates is challenging, our business model is designed to produce acceptable returns in the aggregate even if Loan performance is worse than forecasted. When needed, we have made adjustments to our forecasts on both new and existing Loans, and our recent forecasts incorporate underperformance of post-pandemic vintages. We have also reduced advance rates to the Dealer on more recent vintages, which we believe increases the margin of safety in our business. Based on our current estimates, total forecasted collections for the portfolio as of September 30, 2025 are $12.3 billion, which provides over $4.5 billion of cushion to our lenders after considering $1.4 billion of estimated interest and operating expenses and $6.4 billion of outstanding debt.

Since 1998, we have completed 59 term securitizations totaling $16.6 billion of debt issued. We believe our securitization trusts contain a significant margin of safety for investors, including structural features such as overcollateralization, subordination, and reserve accounts to protect our investors against credit risk. Our securitization trusts have paid timely interest and principal of all maturing securities in full and have never experienced an early amortization event, event of default, or other adverse event that would cause early or late repayment. Our securitization transactions are generally structured to withstand a 35% decline in the forecasted collection rate before the most junior bond is at risk of taking a principal loss. Accordingly, we believe future net cash flows from collateral securing our outstanding securitization debt are more than sufficient to repay all future obligations of our outstanding securitization trusts.

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

On September 19, 2025, we extended the date on which our $200.0 million Warehouse Facility VIII will cease to revolve from September 21, 2026 to September 19, 2028. The interest rate on borrowings under the facility has been decreased from SOFR plus 225 basis points to SOFR plus 185 basis points.

Cash and cash equivalents were $15.9 million as of September 30, 2025 and $343.7 million as of December 31, 2024. As of September 30, 2025 and December 31, 2024, we had $1,586.3 million and $1,734.9 million, respectively, in unused and available revolving lines of credit. Our total balance sheet indebtedness as of September 30, 2025 and December 31, 2024 was $6,369.0 million and $6,352.9 million, respectively.

A summary of our scheduled principal debt maturities as of September 30, 2025 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2025	$477.0
2026	2,204.8
2027	2,173.7
2028	1,048.7
2029	—
Over five years	500.0
Total	$6,404.2
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended September 30, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31, 2025	158	(3)	$515.27	—	391,131
August 1 to August 31, 2025	194,888	(4)	463.12	194,783	196,348
September 1 to September 30, 2025	35,319	(5)	458.47	35,281	2,161,067
Total	230,365		462.44	230,064

(1)    Average price paid per share excludes excise tax. Our share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act. Any excise tax incurred is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders’ Equity.
(2)    On August 21, 2023, our board of directors authorized the repurchase by us from time to time of up to two million shares of our common stock (the "August 2023 Authorization"). The August 2023 Authorization, which was announced on August 24, 2023, does not have a specified expiration date. On September 29, 2025, our board of directors authorized the repurchase by us from time to time of up to two million shares of our common stock (the "September 2025 Authorization") in addition to the prior authorizations by our board of directors. The September 2025 Authorization, which was announced on September 30, 2025, does not have a specified expiration date. Repurchases under the August 2023 Authorization and the September 2025 Authorization may be made in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5‑1 under the Securities Exchange Act of 1934 or otherwise.
(3)    Consists of shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in shares of common stock and the vesting of restricted stock units.
(4)    Includes 105 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock and the vesting of restricted stock units.
(5)    Includes 38 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock and the vesting of restricted stock units.

ITEM 5.          OTHER INFORMATION

During the quarter ended September 30, 2025, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of Credit Acceptance Corporation, except for the following Rule 10b5-1 trading arrangements, each of which is intended to satisfy the affirmative defense of Rule 10b5‑1(c), that were adopted during such quarter:

Name and Title of Director or Officer	Date of Adoption of Trading Arrangement	Aggregate Number of Securities to be Sold Pursuant to the Trading Arrangement	Expiration Date of the Trading Arrangement (1)
Kenneth S. Booth Chief Executive Officer and President; Director	8/15/2025	Up to 20,000 shares of common stock underlying employee stock options	11/2/2026
Nicholas J. Elliott Chief Alignment Officer	8/21/2025	Up to 13,950 shares of common stock underlying employee stock options	12/30/2026
Erin J. Kerber Chief Legal Officer	8/18/2025	Up to 24,625 shares of common stock underlying employee stock options	6/28/2027
Jonathan L. Lum Chief Operating Officer	9/4/2025	Up to 18,000 shares of common stock underlying employee stock options	10/30/2026
Jay D. Martin Chief Financial Officer	8/13/2025	Up to 12,000 shares of common stock underlying employee stock options	11/2/2026
Ravi Mohan Chief Technology Officer	9/24/2025	Up to 3,147 shares of common stock underlying employee restricted stock units (2)	9/22/2026
Andrew K. Rostami Chief Marketing and Product Officer	8/26/2025	Up to 1,606 shares of common stock underlying employee restricted stock units (2)	12/30/2025
Wendy A. Rummler Chief People Officer	8/13/2025	Up to 17,500 shares of common stock underlying employee stock options	11/2/2026
Daniel A. Ulatowski Chief Sales Officer	8/8/2025	Up to 20,000 shares of common stock underlying employee stock options	8/4/2026

(1)    The trading arrangement permits transactions through and including the earlier of (i) the expiration date indicated and (ii) the date when all shares subject to the trading arrangement have been sold.
(2)    The aggregate number of shares to be sold will be reduced by the number of shares released to us as payment of tax withholdings upon the vesting of restricted stock units and the settlement of restricted stock units in shares of common stock.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.156	Seventh Amendment to Loan and Security Agreement, dated as of July 11, 2025, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, N.A. (incorporated by reference to Exhibit 4.156 to the Company’s Current Report on Form 8-K filed July 16, 2025).
4.157	Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of July 30, 2025, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.157 to the Company’s Current Report on Form 8-K filed August 4, 2025).
4.158	Fourth Amendment to Loan and Security Agreement, dated as of September 19, 2025, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.158 to the Company’s Current Report on Form 8-K filed September 24, 2025).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Chief Financial Officer
(Principal Financial Officer)
Date:	October 30, 2025