Form 10-K
period 2025-12-31
CREDIT ACCEPTANCE CORP
filed 2026-02-13
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2025
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

The aggregate market value of 5,579,827 shares of the registrant’s common stock held by non-affiliates on June 30, 2025 was approximately $2,842.5 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are assumed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

At February 6, 2026, there were 10,747,682 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pertaining to the registrant’s 2026 annual meeting of shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated herein by reference into Part III of this Annual Report on Form 10-K (this “Form 10-K”).

CREDIT ACCEPTANCE CORPORATION
YEAR ENDED DECEMBER 31, 2025

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

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2025	2024	2023
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	79.5%	80.6%	80.9%

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2023	74.0%	26.0%	70.7%	29.3%
2024	78.7%	21.3%	77.5%	22.5%
2025	74.2%	25.8%	71.7%	28.3%

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

The following table sets forth the percent relationship to total revenue of each of these sources:

	For the Years Ended December 31,
Percent of Total Revenue	2025	2024	2023
Finance charges	92.4%	92.2%	92.3%
Premiums earned	4.1%	4.4%	4.2%
Other income	3.5%	3.4%	3.5%
Total revenue	100.0%	100.0%	100.0%

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

For the Years Ended December 31,	Dealer Enrollments	Active Dealers (1)
2023	5,605	14,174
2024	6,088	15,463
2025	5,752	15,745

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

Consumer Loans submitted to us for assignment are processed either through our Credit Approval Processing System (“CAPS”) or via an integration we have with aggregators used by Dealers to submit credit application information to various finance sources. Each of these processes allow Dealers to submit a consumer's credit application to us and receive a response. Each process allows Dealers to: (1) receive a quick approval from us; (2) interact with our proprietary credit scoring system to optimize the structure of each transaction prior to delivery; and (3) create, electronically execute, and print legally compliant Consumer Loan documents. All responses include the amount of funding (advance for a Dealer Loan or purchase price for a Purchased Loan), as well as any stipulations required for funding.  The amount of funding is determined using a formula which considers a number of factors, including the timing and amount of cash flows expected on the related Consumer Loan and our target profitability at the time the Consumer Loan is submitted to us for assignment. The estimated future cash flows are determined based upon our proprietary credit scoring system, which considers numerous variables, including attributes contained in the consumer’s credit bureau report, data contained in the consumer’s credit application, the structure of the proposed transaction, vehicle information, and other factors, to calculate a composite credit score that corresponds to an expected collection rate.  Our proprietary credit scoring system forecasts the collection rate based upon the historical performance of Consumer Loans in our portfolio that share similar characteristics.  The performance of our proprietary credit scoring system is evaluated monthly by comparing projected to actual Consumer Loan performance.  Adjustments are made to our proprietary credit scoring system as necessary.  For additional information on adjustments to forecasted collection rates, please see the Critical Accounting Estimates section in Item 7 of this Form 10-K, which is incorporated herein by reference.

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

•details of phone conversations with the consumer;
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

Customer and Geographic Concentrations

The following tables provide information regarding the five states that were responsible for the largest dollar volume of Consumer Loan assignments and the related number of active Dealers during 2025, 2024, and 2023:

	For the Year Ended December 31, 2025
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$308.3	8.0%	854	5.4%
Texas	281.2	7.3%	1,377	8.7%
Ohio	241.1	6.3%	1,062	6.7%
New Jersey	244.9	6.4%	397	2.5%
Florida	168.2	4.4%	924	5.9%
All other states	2,612.4	67.6%	11,131	70.8%
Total	$3,856.1	100.0%	15,745	100.0%
	For the Year Ended December 31, 2024
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$372.4	8.1%	861	5.6%
Texas	327.9	7.1%	1,295	8.4%
New Jersey	303.5	6.6%	386	2.5%
Ohio	269.5	5.8%	1,024	6.6%
Florida	233.7	5.1%	873	5.6%
All other states	3,111.4	67.3%	11,024	71.3%
Total	$4,618.4	100.0%	15,463	100.0%
	For the Year Ended December 31, 2023
(Dollars in millions)	Consumer Loan Assignments		Active Dealers (2)
	Dollar Volume (1)	% of Total	Number	% of Total
Michigan	$326.3	7.9%	833	5.9%
Texas	272.5	6.6%	1,170	8.3%
Ohio	245.2	5.9%	986	7.0%
New Jersey	238.2	5.7%	357	2.5%
Tennessee	216.0	5.2%	569	4.0%
All other states	2,849.6	68.7%	10,259	72.3%
Total	$4,147.8	100.0%	14,174	100.0%

(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Active Dealers are Dealers who have received funding for at least one Loan during the year.

No single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable balance as of December 31, 2025 or 2024.

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

On January 4, 2023, the Office of the New York State Attorney General and the Bureau jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the CFPA, 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. On March 14, 2023, the Company filed a motion to dismiss the complaint. On August 7, 2023, the court stayed the action pending the U.S. Supreme Court’s decision in Consumer Financial Protection Bureau v. Community Financial Services Association of America Ltd., No. 22-448 (“CFSA”). On July 1, 2024, the court lifted the stay in view of the decision in CFSA and requested revised briefing on the Company’s motion to dismiss that would address the intervening legal developments and sharpen the issues for resolution. As of October 29, 2024, the Company's motion to dismiss has been fully briefed. The Company intends to vigorously defend itself in this matter. On April 24, 2025, the Bureau filed an unopposed motion to withdraw as plaintiff, and on April 29, 2025, the court granted that motion and ordered that the Bureau is no longer a plaintiff in the litigation. In September 2025, we made an offer to jointly settle this matter and the multi-state matter discussed below on terms that included, among other things, a proposed cash payment of $45.0 million. In January 2026, we reached preliminary alignment with representatives of the agencies involved in this matter and the multi-state matter discussed below on certain material terms of a potential settlement of those legal matters, including a potential cash payment by us of $75.5 million. Discussions with respect to resolution of those matters are ongoing.

•On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On April 3, 2020, we received a subpoena from the Attorney General of the State of Maryland relating to the Company’s origination and collection policies and procedures in the state of Maryland. On August 11, 2020, we received a subpoena from the Attorney General of the State of Maryland restating most of the requests contained in the March 18, 2016 and April 3, 2020 subpoenas, making additional requests, and expanding the inquiry to include 41 other states (Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, and Wisconsin) and the District of Columbia. Also on August 11, 2020, we received from the Attorney General of the State of New Jersey a subpoena that is essentially identical to the August 11, 2020 Maryland subpoena, both as to substance and as to the jurisdictions identified. The Company has been informed that the State of Kansas, the State of Texas, and the State of Iowa have withdrawn from the multi-state investigation. In September 2025, we made an offer to jointly settle this matter and the New York Attorney General matter discussed above on terms that included, among other things, a proposed cash payment of $45.0 million. In January 2026, we reached preliminary alignment with representatives of the agencies involved in this matter and the New York Attorney General matter discussed above on certain material terms of a potential settlement of those legal matters, including a potential cash payment by us of $75.5 million. Discussions with respect to resolution of those matters are ongoing.

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

Support. The support function includes team members that are responsible for corporate legal and compliance, human resources, and finance.

The following table presents team members by operating function:

	Number of Team Members as of December 31,
Operating Function	2025	2024	2023
Servicing	799	937	877
Originations	588	578	533
Engineering, Analytics, Marketing, and Product Management	542	512	420
Support	385	404	402
Total	2,314	2,431	2,232

As of December 31, 2025, we had 2,314 full- and part-time team members.  Our team members have no union affiliations, and we believe our relationship with our team members is in good standing. We strive to create a work environment that is pleasant, professional, and free from intimidation, hostility, or other offenses that may interfere with work performance. All team members complete non-discrimination and anti-harassment training, promoting a safe and inclusive work environment.

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

We are subject to general economic conditions which are beyond our control. During periods of economic slowdown or recession, delinquencies, defaults, repossessions, and losses may increase on our Consumer Loans, and Consumer Loan prepayments, which historically have been lower in periods with less availability of consumer credit, may decline. These periods are also typically accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, inflation, higher gasoline prices, the deferral or resumption of student loan payments, increased focus on climate-related initiatives and regulation, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit, tariffs, or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values of automobiles. Imposition of or increases in tariffs on U.S. imports could result in higher used car prices in the United States, leading to decreased Dealer origination of Consumer Loans and a decline in Consumer Loan assignments to us. Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions, and losses on our Consumer Loans could be higher than those experienced in the general automobile finance industry, and could be more dramatically affected by a general economic downturn.

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

We have relationships with TPPs to administer vehicle service contracts and GAP underwritten by third-party insurers and indirectly financed by us. We depend on these TPPs to evaluate and pay claims in an accurate and timely manner. If our relationships with these TPPs were modified, disrupted, or terminated, we would need to obtain these services from an alternative administrator or provide them using our internal resources. We may be unable to replace these TPPs with a suitable alternative in a timely and efficient manner on terms we consider acceptable, or at all. In the event we were unable to effectively administer our ancillary products offerings, we may need to eliminate or suspend our ancillary product offerings from our future business, we may experience a decline in the performance of our Consumer Loans, our reputation in the marketplace could be undermined, and our financial position, liquidity, and results of operations could be adversely affected.

We are dependent on our senior management, and the loss of any of these individuals or an inability to hire additional team members could adversely affect our ability to operate profitably.

As of December 31, 2025, our senior management averaged 15 years of experience with us. Our success is dependent upon the management and the leadership skills of this team. In addition, competition from other companies to hire our team members possessing the necessary skills and experience required could contribute to an increase in team member turnover. The loss of any of these individuals or an inability to attract and retain additional qualified team members could adversely affect us. There can be no assurance that we will be able to retain our existing senior management or attract additional qualified team members.

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

Dealers are located throughout the United States. During the year ended December 31, 2025, our five largest states (measured by advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program) contained 29.2% of Dealers. While we believe we have a diverse geographic presence, for the near term, we expect that significant amounts of Consumer Loan assignments will continue to be generated by Dealers in these five states due to the number of Dealers in these states and currently prevailing economic, demographic, regulatory, competitive, and other conditions in these states. Changes to conditions in these states could lead to an increase in Dealer attrition or a reduction in demand for our service that could materially adversely affect our financial position, liquidity, and results of operations.

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

Our financial position, liquidity, and results of operations depend on management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include achieving our desired Consumer Loan assignment volume, continued and successful use of CAPS and other internet-based credit application processing systems and pricing strategy, the use of effective credit risk management techniques and servicing strategies, continued investment in technology to support operating efficiency, and continued access to funding and liquidity sources. Although our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital and infrastructure constraints, there can be no assurance that this strategy will have its intended effect. Please see the Consumer Loan Volume section in Item 7 of this Form 10-K, which is incorporated herein by reference. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity, and results of operations.

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

As of December 31, 2025, based on filings made with the SEC and other information made available to us, Allan V. Apple beneficially owned 20.9% of our common stock, Prescott General Partners LLC and its affiliates beneficially owned 20.7% of our common stock, Jill Foss Watson beneficially owned 15.8% of our common stock, and John P. Neary beneficially owned 8.0% of our common stock (representing, collectively, beneficial ownership of 45.3% of our common stock, after taking into account those shares reported as beneficially owned by more than one of these shareholders). As a result, these shareholders are able to significantly influence matters presented to shareholders, including the election and removal of directors, the approval of significant corporate transactions, such as any reclassification, reorganization, merger, consolidation, or sale of all or substantially all of our assets, and the control of our management and affairs, including executive compensation arrangements. Their interests may conflict with the interests of our other security holders.

The beneficial ownership reported by Mr. Apple and Mr. Neary includes, in each case, beneficial ownership in their capacity as trustees of shares held in a marital trust established by our late founder, Donald Foss, and representing 8.0% of our common stock as of December 31, 2025. The shares in the trust are subject to the terms of a shareholder agreement, entered into by Mr. Foss on January 3, 2017. Under the terms of that agreement that became applicable to the trustees of the trust upon Mr. Foss’s death on August 14, 2022, until the final adjournment of the Company’s 2026 annual meeting of shareholders, the shares in the trust are to be voted in accordance with the recommendation of the Company’s Board of Directors with respect to election and removal of directors, certain routine matters, and any other proposal to be submitted to the Company’s shareholders with respect to any extraordinary transaction providing for the acquisition of all of the Company’s outstanding common stock.

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

Some of our debt agreements also impose requirements that we maintain specified financial measures not in excess of, or not below, specified levels. In particular, our revolving credit facility and warehouse facilities require, among other things, that we maintain (i) as of the end of each fiscal quarter, a ratio of consolidated funded debt less unrestricted cash and cash equivalents to consolidated tangible net worth at or below a specified maximum and (ii) as of the end of each fiscal quarter, a ratio of consolidated income available for fixed charges for the period of four consecutive fiscal quarters most recently ended to consolidated fixed charges, as defined in the agreements, for that period of not less than a specified minimum. These covenants limit the manner in which we can conduct our business and could prevent us from engaging in favorable business activities or financing future operations and capital needs and impair our ability to successfully execute our strategy and operate our business.

A breach of any of the covenants in our debt instruments would result in an event of default thereunder if not promptly cured or waived. Any continuing default would permit the creditors to accelerate the related debt, which could also result in the acceleration of other debt containing a cross acceleration or cross default provision. In addition, an event of default under our revolving credit facility or warehouse facilities would permit the lenders thereunder to terminate all commitments to extend further credit under such facilities. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility or other secured debt, the lenders thereunder could cause the collateral agent to proceed against the collateral securing that debt. In the event our creditors accelerate the repayment of our debt, there can be no assurance that we would have sufficient assets to repay that debt, and our financial condition, liquidity, and results of operations would suffer.

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

All Consumer Loans submitted to us for assignment are processed either through CAPS or via an integration we have with aggregators used by Dealers to submit credit application information to various finance sources. Our Consumer Loan servicing platform is also technology based. We rely on these systems to record and process significant amounts of data quickly and accurately. Our systems, and those of our third-party service providers, are dependent upon computer and telecommunications equipment, software systems, and internet access. The temporary or permanent loss of any components of these systems through hardware failures, software errors, operating malfunctions, the vulnerability of the internet, or otherwise could interrupt our business operations and harm our business.

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

We and our third-party service providers face ongoing threats to our systems and data and occasionally experience cyberattacks and other security incidents. Numerous national finance companies have disclosed security breaches involving sophisticated cyber-attacks, including ransomware, that were not recognized or detected until after such companies had been affected, notwithstanding the preventive measures such companies had in place. Further, the rapid evolution and increased adoption of artificial intelligence (“AI”) technologies, increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties may increase our level of cybersecurity risk. Additionally, our increased use of mobile and cloud technologies could heighten these and other operational risks by increasing our attack surface, and any failure by mobile or cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or propriety information. The security measures we have implemented to protect against cybersecurity incidents, or those of our third-party service providers, may not always prevent or mitigate the impact of a cybersecurity incident, and there can be no assurance that future efforts to prevent or mitigate a cybersecurity incident will be effective either. As a result, our computer systems, software, and networks, as well as those of our third-party service providers, are vulnerable to unauthorized access, computer viruses, malware attacks, and other events that could have a security impact beyond our control, and information we transmit and receive may be vulnerable to interception, misuse, or mishandling. Cybersecurity incidents, including such occurrences that compromise information processed by, stored in, or transmitted through our computer systems and networks, or those of our third-party service providers, or that cause interruptions or malfunctions in our or our service providers’ operations could result in losses, loss of business by us and loss of confidence in us, consumer and Dealer dissatisfaction, significant litigation, regulatory exposures, and harm to our reputation, any of which could have a material adverse impact on our business, financial condition, and results of operations.

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

If third parties or our team members are able to breach our network security or the network security of a third party that we share information with or otherwise are able to misappropriate our consumers’ and team members’ personal information, or if we give third parties or our team members improper access to our consumers’ and team members’ personal information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices. Moreover, the loss of confidential customer personal information could harm our reputation, result in the loss of business, and subject us to liability under laws that protect personal information, resulting in increased costs, loss of revenues and substantial penalties. For instance, the California Consumer Privacy Act of 2018, as amended (“CCPA”), provides for enhanced consumer protections for California residents and statutory fines for data security breaches or other CCPA violations.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to secure online transmission of confidential consumer and team member information, which can include personal information. Advances in computer capabilities, new discoveries in the field of cryptography, advancements in AI, or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive consumer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against, or alleviate problems caused by, security breaches or other cybersecurity incidents. Although we have experienced occasional cybersecurity incidents that have not had a material effect on our business, financial condition, or results of operations, there can be no assurance that a cyber-attack, security breach, or other cybersecurity incident will not have a material adverse effect on us in the future. Our security measures are designed to protect against security breaches, but our failure to prevent security breaches could subject us to liability, decrease our profitability, and damage our reputation.

The development and use of artificial intelligence presents risks and challenges that may adversely impact our business.

We, or TPPs, third-party service providers, automobile dealers who participate in our programs, or other third parties with which we transact or have business relationships, may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents several potential risks and challenges to our business. The implementation by us of AI technologies may require significant additional investments in infrastructure, personnel, and training. There can be no assurance that such investments will yield the anticipated benefits or that we will be able to successfully integrate AI into our existing systems and processes without disruption. We may not be able to effectively implement or keep pace with evolutions in AI or other technology-driven products and services as quickly or with the same degree of success as our competitors. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to maintain and expand our relationships with Dealers and otherwise adversely affect our business and our ability to compete successfully in the automobile finance market.

The legal and regulatory environment relating to AI is complex and rapidly evolving in the United States and includes both regulatory frameworks targeting AI specifically and other laws and regulations related to such matters as intellectual property, privacy, consumer protection, and employment, among others, applicable to the use of AI. These evolving laws and regulations could affect our approach to AI technology and any implementation of AI technology that we may pursue and could result in significant compliance costs and risk of non-compliance.

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

Whether or not we are otherwise able successfully to manage the implementation of AI in our business and address the competitive challenges AI could pose to our business, any failure by TPPs, our third-party service providers, Dealers, or other third parties with which we transact or have business relationships to adhere to our AI policies, or otherwise to use AI in an appropriate manner, could result in legal or regulatory violations, jeopardize our intellectual property rights or those of other parties, or expose us to cybersecurity threats, any of which could adversely affect our business and result in our sustaining reputational, technical, or competitive harm.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

The Company regularly assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities, and tests those systems pursuant to the Company’s cybersecurity policies, standards, processes, and practices, which are integrated into the Company’s overall risk management program. We have adopted NIST SP 800-37 Rev. 2 and the NIST Cybersecurity Framework, and we have aligned our information systems risk management to these guidelines. We categorize our information systems as either critical or secondary, depending on business value and/or risk of financial or compliance impact of cybersecurity incidents. Our information security team uses a multifaceted approach to assess, identify, and manage material risks to the Company from cybersecurity threats, including testing of the effectiveness of our cybersecurity incident prevention and response systems; conducting routine vulnerability scanning of information systems assets; network/endpoint detection, and response coupled with anomaly identification enhanced logging capabilities powered by AI software; discovery through collaboration with the Company’s internal audit team; monitoring of threat intelligence feeds provided by industry associations/groups, service providers, and federal/state authorities; and professional service engagements, such as retaining the services of an external 24/7 security operations center and partnering with third parties in testing our information systems for vulnerabilities from external, internal, and social engineering perspectives and assessing the effectiveness of our cybersecurity controls.

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

Our board of directors oversees the Company’s risk management process, including cybersecurity risks, directly and through its committees. The audit committee of the Company’s board of directors provides structured oversight of the Company’s risk management program, which focuses on the most significant short-, intermediate-, and long-term risks the Company faces. The Company has an information security compliance committee (the “Committee”) that consists of the members of the Company's compliance committee, which reports to our board of directors, and at least three members of Company management. The Committee is responsible for overseeing the development and upkeep of written policies and procedures aimed at safeguarding the Company’s information systems and the nonpublic information stored within them. In addition, the Committee plays a crucial role in the governance of the cybersecurity risk management process. This involves collaborating with third-party industry experts and the Company’s internal audit team to conduct risk assessments of the Company’s information security program (the “Program”). The assessments encompass an evaluation of the Company’s adherence to the Program, including the elements of the Program that are dictated by relevant laws, regulations, and the Company’s information security manual. Furthermore, the Company conducts periodic cybersecurity assessments and preparedness analyses, supervised by our Vice President, Engineering – Security, Compliance, and Trust, who maintains a CRISC certification, has more than twenty years of experience in information security, risk management, and regulatory compliance in the financial services industry, and serves as our designated Chief Information Security Officer (“CISO”).

At least annually, our internal audit team conducts a formal risk assessment and develops an audit plan that identifies, assesses, and prioritizes risks that include cybersecurity. The results of the risk assessment and the proposed audit plan are communicated to various leaders within the Company as well as the audit committee of our board of directors for input. The audit plan is reassessed throughout the year, and the plan is subject to modification by our internal audit team, e.g., based on such considerations as changes to resources, business operations, and internal or external risk factors. The CISO also issues an annual written report to our board of directors on the Program and material cybersecurity risks.

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

The CISO, in coordination with the information security managers, is responsible for leading the assessment and management of cybersecurity risks. The Company’s information security team has extensive experience in information security and previous information security work experience in several industries, including defense, manufacturing, and financial services. The CISO reports to our board of directors and senior management on cybersecurity threats.

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

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation, and regulatory investigations seeking damages, fines, and statutory penalties. The claims allege, among other theories of liability, violations of state, federal, and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance, and other consumer-oriented laws and regulations, including claims seeking damages under the Telephone Consumer Protection Act (“TCPA”), for alleged physical and mental harm relating to the repossession and sale of consumers’ vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached the Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines, and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors, or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory, and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions or they may file individual arbitration demands for which arbitration providers may request separate filing fees. An adverse ultimate disposition in any action to which we are a party or otherwise subject, or the requirement to pay filing fees for a large number of individual arbitration demands, could have a material adverse impact on our financial position, liquidity, and results of operations.

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

Holders

As of February 6, 2026, we had approximately 50 shareholders of record of our common stock.

Stock Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return on our common stock during the five-year period ended December 31, 2025 with the cumulative total return on the NASDAQ Composite Index and a peer group index based upon approximately 100 companies included in the Dow Jones U.S. Financial Services Index. The comparison assumes that $100 was invested on December 31, 2020 in our common stock and in the foregoing indices and assumes the reinvestment of dividends.

Source: Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026.
Index Data: Copyright Nasdaq, Inc. Used with permission. All rights reserved.
Index Data: Copyright S&P Dow Jones Indices LLC. Used with permission. All rights reserved.

Stock Repurchases

The following table summarizes our stock repurchases for the three months ended December 31, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2025	107,303	(3)	$462.53	105,735	2,055,332
November 1 through November 30, 2025	295,228	(4)	441.25	294,566	1,760,766
December 1 through December 31, 2025	22,274	(5)	443.48	—	1,760,766
	424,805		446.74	400,301

(1)Average price paid per share excludes excise tax. Our share repurchases in excess of issuances are subject to a 1% excise tax, which is recognized as part of the cost basis of the shares acquired in the consolidated statements of shareholders’ equity.
(2)On August 21, 2023, our board of directors authorized the repurchase by us from time to time of up to two million shares of our common stock (the “August 2023 Authorization”). The August 2023 Authorization, which was announced on August 24, 2023, does not have a specified expiration date. On September 29, 2025, our board of directors authorized the repurchase by us from time to time of up to two million shares of our common stock (the “September 2025 Authorization”) in addition to the prior authorizations by our board of directors. The September 2025 Authorization, which was announced on September 30, 2025, does not have a specified expiration date. Repurchases under the August 2023 Authorization and the September 2025 Authorization may be made in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 or otherwise.
(3)Includes 1,568 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock.
(4)Includes 662 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock.
(5)Consists of shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock and the vesting of restricted stock units.

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

For the year ended December 31, 2025, consolidated net income was $423.9 million, or $36.38 per diluted share, compared to $247.9 million, or $19.88 per diluted share, for the same period in 2024. The increase in consolidated net income was primarily due to a decrease in provision for credit losses and an increase in finance charges, partially offset by an increase in operating expenses. Our results for the year ended December 31, 2025 included:

•$8.0 billion average balance of our Loan portfolio, which represented a 5.7% increase from 2024.
•A 12.6% and 16.5% year-over-year decline in Consumer Loan unit and dollar volumes, respectively, as compared to 2024.
•$169.5 million, or 1.5%, decrease in forecasted net cash flows from our Loan portfolio, which represented a smaller decrease compared to 2024.
•$725.4 million in the repurchase of approximately 1,514,000 shares, or 12.6% of the shares outstanding at the beginning of the year.
•The enrollment of 5,752 new Dealers, with 15,745 active Dealers during 2025, which is our highest ever number of active Dealers in a calendar year.
•$230.8 million in Dealer Holdback and accelerated Dealer Holdback payments to Dealers.
•$74.2 million contingent loss related to previously disclosed legal matters.
•$1.7 billion in unrestricted cash and cash equivalents and unused and available revolving lines of credit as of December 31, 2025.
•12 workplace awards, including reaching #34 on Great Place to Work® and Fortune magazine's 100 Best Companies to Work For® list and #2 on the 2025 Top Workplaces USA list in the 1,000-2,499 employee company size category.

For the year ended December 31, 2024, consolidated net income was $247.9 million, or $19.88 per diluted share, compared to $286.1 million, or $21.99 per diluted share, for the same period in 2023. The decrease in consolidated net income was primarily due to increases in interest expense and provision for credit losses, partially offset by an increase in finance charges. Our results for the year ended December 31, 2024 included:

•$7.5 billion average balance of our Loan portfolio, which represented a 13.6% increase from 2023.
•A 16.1% and 11.3% year-over-year growth in Consumer Loan unit and dollar volumes, respectively, as compared to 2023.
•$314.0 million, of 3.1%, decrease in forecasted net cash flows from our Loan portfolio, which represented a larger decrease compared to 2023.
•An increase in our cost of debt from 5.5% to 7.2%.
•$313.3 million in the repurchase of approximately 590,000 shares, or 4.7% of the shares outstanding at the beginning of the year.
•The enrollment of 6,088 new Dealers, with 15,463 active Dealers during 2024.
•$300.2 million in Dealer Holdback and accelerated Dealer Holdback payments to Dealers.
•$23.7 million loss during the second quarter of 2024 related to the sale of one of our two office buildings. The building was sold to reduce excess office space and eliminate the associated annual operating costs of approximately $2.1 million.
•13 workplace awards, including reaching #39 on Great Place to Work® and Fortune magazine's 100 Best Companies to Work For® list and #9 on the 2024 Top Workplaces USA list in the 1,000-2,499 employee company size category.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate for each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our aggregated forecast of Consumer Loan collection rates as of December 31, 2025, with the aggregated forecasts as of December 31, 2024, as of December 31, 2023, and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2025	December 31, 2024	December 31, 2023	Initial Forecast	December 31, 2024	December 31, 2023	Initial Forecast
2016	63.9%	63.9%	63.8%	65.4%	0.0%	0.1%	-1.5%
2017	64.8%	64.7%	64.7%	64.0%	0.1%	0.1%	0.8%
2018	65.5%	65.5%	65.5%	63.6%	0.0%	0.0%	1.9%
2019	67.2%	67.2%	66.9%	64.0%	0.0%	0.3%	3.2%
2020	68.0%	67.7%	67.6%	63.4%	0.3%	0.4%	4.6%
2021	63.8%	63.8%	64.5%	66.3%	0.0%	-0.7%	-2.5%
2022	59.3%	60.2%	62.7%	67.5%	-0.9%	-3.4%	-8.2%
2023	63.3%	64.3%	67.4%	67.5%	-1.0%	-4.1%	-4.2%
2024	65.3%	66.5%	—	67.2%	-1.2%	—	-1.9%
2025	67.2%	—	—	67.0%	—	—	0.2%

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

For the year ended December 31, 2025, forecasted collection rates improved for Consumer Loans assigned in 2020 and 2025, declined for Consumer Loans assigned in 2022 through 2024, and were generally consistent with expectations at the start of the period for all other assignment years presented.

For the year ended December 31, 2024, forecasted collection rates improved for Consumer Loans assigned in 2019, declined for Consumer Loans assigned in 2021 through 2024, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes to our forecast of future net cash flows from our Loan portfolio (forecasted collections less forecasted Dealer Holdback payments) are shown in the following table:

(Dollars in millions)	Decrease in Forecasted Net Cash Flows
For the Years Ended December 31,	Total Loans	% Change from Forecast at Beginning of Period
2023	$(206.3)	-2.3%
2024	(314.0)	-3.1%
2025	(169.5)	-1.5%
The decreases in forecasted net cash flows for the years ended December 31, 2025, 2024, and 2023, were composed of ordinary decreases in forecasted net cash flows and the following adjustments applied to our forecasting methodology:

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

The following table presents information on Consumer Loan assignments for each of the last 10 years:

	Average			Total Assignment Volume
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)	Unit Volume	Dollar Volume (2) (in millions)
2016	$18,218	$7,976	53	330,710	$2,635.5
2017	20,230	8,746	55	328,507	2,873.1
2018	22,158	9,635	57	373,329	3,595.8
2019	23,139	10,174	57	369,805	3,772.2
2020	24,262	10,656	59	341,967	3,641.2
2021	25,632	11,790	59	268,730	3,167.8
2022	27,242	12,924	60	280,467	3,625.3
2023	27,025	12,475	61	332,499	4,147.8
2024	26,497	11,961	61	386,126	4,618.4
2025	25,423	11,428	60	337,411	3,856.1

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of December 31, 2025, as well as forecasted collection rates and spreads at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection % as of			Spread % as of
Consumer Loan Assignment Year	December 31, 2025	Initial Forecast	Advance % (1)	December 31, 2025	Initial Forecast	% of Forecast Realized (2)
2016	63.9%	65.4%	43.8%	20.1%	21.6%	99.7%
2017	64.8%	64.0%	43.2%	21.6%	20.8%	99.6%
2018	65.5%	63.6%	43.5%	22.0%	20.1%	99.3%
2019	67.2%	64.0%	44.0%	23.2%	20.0%	98.6%
2020	68.0%	63.4%	43.9%	24.1%	19.5%	96.9%
2021	63.8%	66.3%	46.0%	17.8%	20.3%	92.5%
2022	59.3%	67.5%	47.4%	11.9%	20.1%	81.7%
2023	63.3%	67.5%	46.2%	17.1%	21.3%	65.3%
2024	65.3%	67.2%	45.1%	20.2%	22.1%	43.5%
2025	67.2%	67.0%	45.0%	22.2%	22.0%	15.2%

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

The spread between the forecasted collection rate as of December 31, 2025 and the advance rate ranges from 11.9% to 24.1% for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The spreads with respect to 2022 and 2023 Consumer Loans have been negatively impacted by Consumer Loan performance, which has been lower than our initial estimates by a greater margin than the other years presented. The higher spread for 2025 Consumer Loans relative to 2024 Consumer Loans as of December 31, 2025 was primarily a result of Consumer Loan performance, as the performance of 2025 Consumer Loans has exceeded our initial estimates while the performance of 2024 Consumer Loans has been lower than our initial estimates.

The following table compares our forecast of aggregate Consumer Loan collection rates as of December 31, 2025 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	December 31, 2025	Initial Forecast	Variance	December 31, 2025	Initial Forecast	Variance
2016	63.2%	65.1%	-1.9%	66.2%	66.5%	-0.3%
2017	64.1%	63.8%	0.3%	66.4%	64.6%	1.8%
2018	64.9%	63.6%	1.3%	66.8%	63.5%	3.3%
2019	66.9%	63.9%	3.0%	67.9%	64.2%	3.7%
2020	67.8%	63.3%	4.5%	68.4%	63.6%	4.8%
2021	63.6%	66.3%	-2.7%	64.4%	66.3%	-1.9%
2022	58.5%	67.3%	-8.8%	61.3%	68.0%	-6.7%
2023	62.1%	66.8%	-4.7%	66.8%	69.4%	-2.6%
2024	64.1%	66.3%	-2.2%	69.9%	70.7%	-0.8%
2025	65.7%	65.5%	0.2%	71.9%	71.5%	0.4%

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate) as of December 31, 2025 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2016	63.2%	42.1%	21.1%	66.2%	48.6%	17.6%
2017	64.1%	42.1%	22.0%	66.4%	45.8%	20.6%
2018	64.9%	42.7%	22.2%	66.8%	45.2%	21.6%
2019	66.9%	43.1%	23.8%	67.9%	45.6%	22.3%
2020	67.8%	43.0%	24.8%	68.4%	45.5%	22.9%
2021	63.6%	45.1%	18.5%	64.4%	47.7%	16.7%
2022	58.5%	46.4%	12.1%	61.3%	50.1%	11.2%
2023	62.1%	44.8%	17.3%	66.8%	49.8%	17.0%
2024	64.1%	44.1%	20.0%	69.9%	48.9%	21.0%
2025	65.7%	43.2%	22.5%	71.9%	50.4%	21.5%

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

The spread as of December 31, 2025 on 2025 Dealer Loans was 22.5%, as compared to a spread of 20.0% on 2024 Dealer Loans. The increase was primarily a result of Consumer Loan performance, as the performance of 2025 Dealer Loans has exceeded our initial estimates while the performance of 2024 Dealer Loans has been lower than our initial estimates.

The spread as of December 31, 2025 on 2025 Purchased Loans was 21.5%, as compared to a spread of 21.0% on 2024 Purchased Loans, reflecting the net impact of two offsetting factors. Consumer Loan performance increased the spread from 2024 to 2025, as the performance of 2025 Purchased Loans has exceeded our initial estimates while the performance of 2024 Purchased Loans has been lower than our initial estimates. This impact of Consumer Loan performance was partially offset by the impact of a lower initial spread on 2025 Purchased Loans, due to the advance rate increasing by a greater margin than the initial forecast in our Purchased Loan portfolio.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio was 4.2 to 1 as of December 31, 2025. We currently utilize the following primary forms of debt financing: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last three years as compared to the same period in the previous year:

	Year over Year Percent Change
For the Year Ended December 31,	Unit Volume	Dollar Volume (1)
2023	18.6%	14.4%
2024	16.1%	11.3%
2025	-12.6%	-16.5%

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

During 2025, unit and dollar volumes declined 12.6% and 16.5%, respectively, as the number of active Dealers increased 1.8% while average unit volume per active Dealer declined 14.4%. Dollar volume declined by more than unit volume in 2025 primarily due to a decrease in the average size of Consumer Loans assigned, which resulted in a decrease in the average advance paid.

During 2024, unit and dollar volumes increased 16.1% and 11.3%, respectively, as the number of active Dealers increased 9.1% while average volume per active Dealer increased 6.4%. Dollar volume increased less than unit volume in 2024 due to decreases in the average advance rate and the average size of Consumer Loans assigned, which resulted in a decrease in the average advance paid. Unit volume for 2024 was the highest unit volume in our history.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2025	2024	% Change	2024	2023	% Change
Consumer Loan unit volume	337,411	386,126	-12.6%	386,126	332,499	16.1%
Active Dealers (1)	15,745	15,463	1.8%	15,463	14,174	9.1%
Average volume per active Dealer	21.4	25.0	-14.4%	25.0	23.5	6.4%

Consumer Loan unit volume from Dealers active both periods	300,460	350,638	-14.3%	339,361	304,779	11.3%
Dealers active both periods	10,938	10,938	—	10,637	10,637	—
Average volume per Dealer active both periods	27.5	32.1	-14.3%	31.9	28.7	11.3%

Consumer Loan unit volume from Dealers not active both periods	36,951	35,488	4.1%	46,765	27,720	68.7%
Dealers not active both periods	4,807	4,525	6.2%	4,826	3,537	36.4%
Average volume per Dealer not active both periods	7.7	7.8	-1.3%	9.7	7.8	24.4%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Years Ended December 31,			For the Years Ended December 31,
	2025	2024	% Change	2024	2023	% Change
Consumer Loan unit volume from new active Dealers	35,018	43,985	-20.4%	43,985	46,741	-5.9%
New active Dealers (1)	4,285	4,330	-1.0%	4,330	4,070	6.4%
Average volume per new active Dealer	8.2	10.2	-19.6%	10.2	11.5	-11.3%

Attrition (2)	-9.2%	-8.3%		-8.3%	-7.3%

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

Consumer Loans are assigned to us as either Dealer Loans through the Portfolio Program or Purchased Loans through the Purchase Program. The following table shows the percentage of Consumer Loans assigned to us under each of the programs for each of the last three years:

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Portfolio Program	Purchase Program	Portfolio Program	Purchase Program
2023	74.0%	26.0%	70.7%	29.3%
2024	78.7%	21.3%	77.5%	22.5%
2025	74.2%	25.8%	71.7%	28.3%

(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of December 31, 2025 and 2024, the net Dealer Loans receivable balance was 72.1% and 72.3%, respectively, of the total net Loans receivable balance.

Results of Operations

The following is a discussion of our 2025 and 2024 results of operations and income statement data on a consolidated basis, including year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Revenue:
Finance charges	$2,141.8	$1,992.7	$149.1	7.5%
Premiums earned	95.6	96.1	(0.5)	-0.5%
Other income	79.8	73.6	6.2	8.4%
Total revenue	2,317.2	2,162.4	154.8	7.2%
Costs and expenses:
Salaries and wages	337.1	309.2	27.9	9.0%
General and administrative	161.4	97.9	63.5	64.9%
Sales and marketing	101.4	94.4	7.0	7.4%
Total operating expenses	599.9	501.5	98.4	19.6%

Provision for credit losses on forecast changes	338.3	493.8	(155.5)	-31.5%
Provision for credit losses on new Consumer Loan assignments	277.8	320.9	(43.1)	-13.4%
Total provision for credit losses	616.1	814.7	(198.6)	-24.4%

Interest	462.9	419.5	43.4	10.3%
Provision for claims	71.7	73.5	(1.8)	-2.4%
Loss on extinguishment of debt	1.2	—	1.2	—%
Loss on sale of building	—	23.7	(23.7)	-100.0%
Total costs and expenses	1,751.8	1,832.9	(81.1)	-4.4%
Income before provision for income taxes	565.4	329.5	235.9	71.6%
Provision for income taxes	141.5	81.6	59.9	73.4%
Net income	$423.9	$247.9	$176.0	71.0%
Net income per share:
Basic	$37.02	$20.12	$16.90	84.0%
Diluted	$36.38	$19.88	$16.50	83.0%
Weighted average shares outstanding:
Basic	11,451,578	12,323,261	(871,683)	-7.1%
Diluted	11,650,773	12,469,283	(818,510)	-6.6%

Finance Charges. The increase of $149.1 million, or 7.5%, was the result of increases in the average net Loans receivable balance and the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Years Ended December 31,
	2025	2024	Change
Average net Loans receivable balance	$7,956.3	$7,530.7	$425.6
Average yield on our Loan portfolio	26.9%	26.5%	0.4%

The following table summarizes the impact each component had on the overall increase in finance charges for the year ended December 31, 2025:

(In millions) Impact on finance charges:	For the Year Ended December 31, 2025
Due to an increase in the average net Loans receivable balance	$112.6
Due to an increase in the average yield	36.5
Total increase in finance charges	$149.1

The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable. The increase in the average yield of our Loan portfolio was primarily due to higher contractual yields on more recent Consumer Loan assignments.

Operating Expenses. The increase of $98.4 million, or 19.6%, was primarily due to:
•An increase in general and administrative expense of $63.5 million, or 64.9%, primarily due to an increase in legal expenses, which included a $74.2 million contingent loss recognized during 2025, compared to a $8.4 million contingent loss recognized during 2024, both related to previously disclosed legal matters as to which we have recognized cumulative contingent losses of $82.6 million through 2025. The cumulative amount reflects, among other things, preliminary alignment between us and representatives of the agencies involved in the previously disclosed multi-state and New York Attorney General legal matters on certain material terms of a potential settlement of those legal matters, including a potential cash payment by us of $75.5 million.
•An increase in salaries and wages expense of $27.9 million, or 9.0%, primarily due to increases in (i) the number of team members in Engineering as we are investing in our business with the goal of increasing the speed at which we enhance our product for Dealers and consumers, (ii) stock-based compensation expense, primarily due to equity awards granted to our executive officers and senior leaders, and (iii) fringe benefits, primarily due to higher medical claims.

Provision for Credit Losses. The decrease of $198.6 million, or 24.4%, was primarily due to a decrease in provision for credit losses on forecast changes.

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

(In millions)	For the Years Ended December 31,
Provision for Credit Losses	2025	2024	Change
Forecast changes	$338.3	$493.8	$(155.5)
New Consumer Loan assignments	277.8	320.9	(43.1)
Total	$616.1	$814.7	$(198.6)

The decrease in provision for credit losses related to forecast changes was primarily due to a smaller decline in Consumer Loan performance during 2025 compared to 2024.

During 2025, we decreased our estimate of future net cash flows by $169.5 million, or 1.5%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect lower-than-expected Consumer Loan prepayments, which remained below historical averages. The $169.5 million decrease in forecasted net cash flows for the year ended December 31, 2025 was composed of an ordinary decrease in forecasted net cash flows of $150.9 million, or 1.3%, and an adjustment applied to our forecasting methodology, which upon implementation, reduced forecasted net cash flows by $18.6 million, or 0.2%, and increased our provision for credit losses by $16.5 million. Consumer Loans assigned in 2024 prior to the implementation of our scorecard adjustment during the third quarter of 2024 had underperformed relative to the forecast adjustment we implemented during the second quarter of 2024. Accordingly, during the second quarter of 2025, we applied an adjustment to that segment of the Consumer Loans assigned in 2024 to reduce forecasted collection rates to what we believed the ultimate collection rates would be based on these trends.

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

The decrease in provision for credit losses related to new Consumer Loan assignments was primarily due to a 12.6% decrease in Consumer Loan assignment unit volume.

Interest. The increase in interest expense of $43.4 million, or 10.3%, was primarily due to an increase in our average outstanding debt balance.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the year ended December 31, 2025 as compared to the year ended December 31, 2024:

(Dollars in millions)	For the Years Ended December 31,
	2025	2024	Change
Interest expense	$462.9	$419.5	$43.4
Average outstanding debt balance	6,448.9	5,849.7	599.2
Average cost of debt	7.2%	7.2%	—%

Loss on Sale of Building. For the year ended December 31, 2024, we recognized a loss on the sale of a building of $23.7 million. For additional information, see Note 6 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

Provision for Income Taxes. For the year ended December 31, 2025, the effective income tax rate increased to 25.0% from 24.8% as compared with the year ended December 31, 2024. The increase was primarily due to an increase in state income taxes due to a revision of deferred tax estimates during 2025 and a reduction in excess tax benefits due to an increase in pre-tax income in 2025, partially offset by a decrease in non-deductible executive compensation expense.

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

Our provision for credit losses for the year ended December 31, 2025, included:
•$277.8 million provision for credit losses on new Consumer Loan assignments, which reduced consolidated net income by $208.4 million, or $17.89 per diluted share; and
•$338.3 million provision for credit losses on forecast changes related to changes in the amount and timing of expected future net cash flows, which reduced consolidated net income by $253.7 million, or $21.78 per diluted share.

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

Key Factors. Variances in the amount and timing of future net cash flows from current estimates could materially impact earnings in future periods. A 1% decline in the forecasted future net cash flows on Loans as of December 31, 2025 would have reduced 2025 consolidated net income by approximately $56.4 million.

During periods of economic slowdown or recession, delinquencies, defaults, repossessions, and losses may increase on our Consumer Loans, and Consumer Loan prepayments, which historically have been lower in periods with less availability of consumer credit, may decline. These periods are also typically accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding Consumer Loans, which weakens collateral coverage and increases the amount of a loss in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles may be sold or delay the timing of these sales. Additionally, inflation, higher gasoline prices, the deferral or resumption of student loan payments, increased focus on climate-related initiatives and regulation, declining stock market values, unstable real estate values, resets of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit, tariffs, or other factors that impact consumer confidence or disposable income could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values of automobiles. Because our business is focused on consumers who do not qualify for conventional automobile financing, the actual rates of delinquencies, defaults, repossessions, and losses on our Consumer Loans could be higher than those experienced in the general automobile finance industry and could be more dramatically affected by a general economic downturn.

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

Key Factors. Variances in the pattern of future claims from our current estimates would impact the timing of premiums recognized in future periods. A 10% change in premiums earned for the year ended December 31, 2025 would have affected 2025 consolidated net income by approximately $7.2 million.

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

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement, and we were in compliance with those covenants as of December 31, 2025. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference.

We endeavor to run our business conservatively, with a large margin of safety in Loan pricing in the aggregate, low leverage on the balance sheet, and significant unused availability on our revolving credit facilities. Our forecasting models have performed best during relatively stable economic periods but have been less accurate during periods of volatility like we have experienced in recent years. Since forecasting collection rates is challenging, our business model is designed to produce acceptable returns in the aggregate even if Loan performance is worse than forecasted. When needed, we have made adjustments to our forecasts on both new and existing Loans, and our recent forecasts incorporate underperformance of post-pandemic vintages. We have also reduced advance rates to the Dealer on more recent vintages, which we believe increases the margin of safety in our business. Based on our estimates as of December 31, 2025 , total forecasted collections for the portfolio were $12.2 billion, which provides $4.5 billion of cushion to our lenders after considering $1.3 billion of estimated interest and operating expenses and $6.4 billion of outstanding debt.

Since 1998, we have completed 60 term securitizations totaling $17.1 billion of debt issued. We believe our securitization trusts contain a significant margin of safety for investors, including structural features such as overcollateralization, subordination, and reserve accounts to protect our investors against credit risk. Our securitization trusts have paid timely interest and principal of all maturing securities in full and have never experienced an early amortization event, event of default, or other adverse event that would cause early or late repayment. Our securitization transactions are generally structured to withstand a 35% decline in the forecasted collection rate before the most junior bond is at risk of taking a principal loss. Accordingly, we believe future net cash flows from collateral securing our outstanding securitization debt are more than sufficient to repay all future obligations of our outstanding securitization trusts.

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

On July 11, 2025, we extended the date on which our $75.0 million Warehouse Facility VI will cease to revolve from September 30, 2026 to September 30, 2028. The interest rate on borrowings under the facility was decreased from the Secured Overnight Financing Rate (“SOFR”) plus 210 basis points to SOFR plus 185 basis points. The servicing fee was also decreased from 6.0% to 4.0% of collections on the underlying consumer loans.

On July 30, 2025, we extended the date on which our $300.0 million Warehouse Facility IV will cease to revolve from December 29, 2026 to July 30, 2028. The interest rate on borrowings under the facility was decreased from the Secured Overnight Financing Rate plus 221.4 basis points to SOFR plus 205 basis points.

On September 19, 2025, we extended the date on which our $200.0 million Warehouse Facility VIII will cease to revolve from September 21, 2026 to September 19, 2028. The interest rate on borrowings under the facility was decreased from SOFR plus 225 basis points to SOFR plus 185 basis points.

On November 13, 2025, we completed a $500.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 5.1% (including upfront fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

On January 15, 2026, we extended the date on which our $100.0 million Term ABS 2021-1 financing will cease to revolve from February 17, 2026 to January 18, 2028. The interest rate on borrowings under the financing was decreased from SOFR plus 220 basis points to SOFR plus 140 basis points.

Cash and cash equivalents decreased to $22.8 million as of December 31, 2025 from $343.7 million as of December 31, 2024. As of December 31, 2025 and December 31, 2024, we had $1,627.7 million and $1,734.9 million, respectively, in unused and available lines of credit. Our total balance sheet indebtedness as of December 31, 2025 and 2024 was $6,353.9 million and $6,352.9 million, respectively.

A summary as of December 31, 2025 of our material financial obligations requiring future repayments is as follows:

(In millions)	Payments Due as of December 31, 2025
	In less than 12 months	In 12 months or more	Total
Long-term debt, including current maturities (1)	$2,181.4	$4,206.5	$6,387.9
Dealer Holdback (2)	88.2	493.7	581.9
Operating lease obligations (3)	1.3	1.2	2.5
Purchase obligations (4)	5.2	18.7	23.9
Total financial obligations	$2,276.1	$4,720.1	$6,996.2

(1)The amounts presented consist solely of principal and do not reflect deferred debt issuance costs of $33.9 million and unamortized debt discount of $0.1 million. We are also obligated to make interest payments at the applicable interest rates, as discussed in Note 9 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference. Based on the actual principal amounts outstanding under our revolving secured line of credit facility, our Warehouse facilities, our Term ABS financings, and our senior notes as of December 31, 2025, the forecasted principal amounts outstanding on all other debt, and the actual interest rates in effect as of December 31, 2025, interest is expected to be approximately $350.8 million during 2026; $208.7 million during 2027; and $164.6 million during 2028 and thereafter.
(2)We have contractual obligations to pay Dealer Holdback to Dealers. Payments of Dealer Holdback are contingent upon the receipt of consumer payments and the repayment of advances. The amounts presented represent our forecast as of December 31, 2025.
(3)A lease liability of $2.1 million is recognized within accounts payable and accrued liabilities in our consolidated balance sheet as of December 31, 2025.
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

As of December 31, 2025, we had $107.3 million of floating rate debt outstanding under our revolving secured lines of credit, without interest rate protection. For every 100-basis-point increase in interest rates on our revolving secured lines of credit, annual after-tax earnings would decrease by approximately $0.8 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2025, we had an interest rate cap agreement outstanding to manage the interest rate risk on Warehouse Facility V. However, as of December 31, 2025, there was no floating rate debt outstanding under this facility.

As of December 31, 2025, we did not have a balance outstanding under Warehouse Facility II, Warehouse Facility IV, Warehouse Facility VI, and Warehouse VIII, which do not have interest rate protection.

As of December 31, 2025, we had $100.0 million in floating rate debt outstanding under Term ABS 2021-1, without interest rate protection. For every 100-basis-point increase in interest rates on Term ABS 2021-1, annual after-tax earnings would decrease by approximately $0.8 million, assuming we maintain a level amount of floating rate debt.

As of December 31, 2025, we had $300.0 million in floating rate debt outstanding under Term ABS 2022-2, without interest rate protection. For every 100-basis-point increase in interest rates on Term ABS 2022-2, annual after-tax earnings would decrease by approximately $2.3 million, assuming we maintain a level amount of floating rate debt.

New Accounting Updates Not Yet Adopted

See Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K, which is incorporated herein by reference, for information concerning the following new accounting updates and the impact of the implementation of these updates on our financial statements:

•Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
•Disaggregation of Income Statement Expenses
•Targeted Improvements to the Accounting for Internal-Use Software

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 13, 2026 expressed an unqualified opinion.

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

Finance Charge Revenue and Allowance for Credit Losses
As described further in Notes 2 and 5 to the consolidated financial statements, the Company recorded $2,141.8 million in finance charge revenue for the period ended December 31, 2025 and an allowance for credit losses of $3,602.3 million on loans receivable of $11,511.5 million for a net carrying amount of loan receivables of $7,909.2 million as of December 31, 2025. Finance charge revenue is determined by applying the effective interest rate to the net carrying amount of the loan receivable. The effective interest rate is based on contractual future net cash flows. The allowance for credit losses is then estimated by discounting the expected future net cash flows at the same effective interest used in determining finance charge revenue. Expected future net cash flows are estimated using a statistical model that considers a number of credit quality indicators to derive the amount of those expected future net cash flows. We identified finance charge revenue and allowance for credit losses as a critical audit matter.

The principal consideration for our determination that finance charge revenue and allowance for credit losses is a critical audit matter is the high degree of estimation uncertainty in management’s modeling of expected future net cash flows. Management’s statistical model used to determine expected future net cash flows required complex auditor judgment to evaluate the reasonableness of the outcomes of the model and the involvement of those with specialized skill and knowledge.

Our audit procedures related to the finance charge revenue and allowance for credit losses included the following, among others:

•We tested the design and operating effectiveness of management’s review control over model performance variances including actual and expected future net cash flows.

•We tested the design and operating effectiveness of management’s review control over the statistical model used to determine expected future net cash flows which verifies the statistical model is operating as intended.

•For a selection of loans, we agreed certain loan specific credit quality indicators used in the statistical model to source documents in order to recalculate the expected future net cash flows at loan origination produced by the statistical model.

•We involved those with specialized skill and knowledge to assess the conceptual soundness of the statistical model’s design and management’s validation of the design used to reasonably determine estimated future net cash flows.

•For a selection of loans, we validated the application of the regression curve applied to the selected loan in the statistical model by recomputing the amount of future net cash flows produced by the statistical model for the selected loan.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Southfield, Michigan
February 13, 2026

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share data)	As of December 31,
	2025	2024
ASSETS:
Cash and cash equivalents	$22.8	$343.7
Restricted cash and cash equivalents	477.9	501.3
Restricted securities available for sale	106.2	106.4

Loans receivable	11,511.5	11,289.1
Allowance for credit losses	(3,602.3)	(3,438.8)
Loans receivable, net	7,909.2	7,850.3

Property and equipment, net	12.6	14.7
Income taxes receivable	67.2	4.2
Other assets	35.8	34.0
Total Assets	$8,631.7	$8,854.6

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$400.2	$315.8
Revolving secured lines of credit	107.3	0.1
Secured financing	5,158.8	5,361.5
Senior notes	1,087.8	991.3
Deferred income taxes, net	354.0	319.1
Income taxes payable	—	117.2
Total Liabilities	7,108.1	7,105.0

Commitments and Contingencies - See Note 15
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 10,680,143 and 12,048,151 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	0.1	0.1
Paid-in capital	403.3	335.1
Retained earnings	1,119.2	1,414.7
Accumulated other comprehensive income (loss)	1.0	(0.3)
Total Shareholders’ Equity	1,523.6	1,749.6
Total Liabilities and Shareholders’ Equity	$8,631.7	$8,854.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share data)	For the Years Ended December 31,
	2025	2024	2023
Revenue:
Finance charges	$2,141.8	$1,992.7	$1,755.4
Premiums earned	95.6	96.1	79.6
Other income	79.8	73.6	66.9
Total revenue	2,317.2	2,162.4	1,901.9
Costs and expenses:
Salaries and wages	337.1	309.2	280.2
General and administrative	161.4	97.9	87.2
Sales and marketing	101.4	94.4	91.7
Total operating expenses	599.9	501.5	459.1

Provision for credit losses on forecast changes	338.3	493.8	413.7
Provision for credit losses on new Consumer Loan assignments	277.8	320.9	322.5
Total provision for credit losses	616.1	814.7	736.2

Interest	462.9	419.5	266.5
Provision for claims	71.7	73.5	70.7
Loss on extinguishment of debt	1.2	—	1.8
Loss on sale of building	—	23.7	—
Total costs and expenses	1,751.8	1,832.9	1,534.3
Income before provision for income taxes	565.4	329.5	367.6
Provision for income taxes	141.5	81.6	81.5
Net income	$423.9	$247.9	$286.1
Net income per share:
Basic	$37.02	$20.12	$22.09
Diluted	$36.38	$19.88	$21.99
Weighted average shares outstanding:
Basic	11,451,578	12,323,261	12,953,424
Diluted	11,650,773	12,469,283	13,010,735

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	For the Years Ended December 31,
	2025	2024	2023
Net income	$423.9	$247.9	$286.1
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax	1.3	0.7	1.9
Other comprehensive income	1.3	0.7	1.9
Comprehensive income	$425.2	$248.6	$288.0

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions)	Common Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2023	12,756,885	$0.1	$245.7	$1,381.1	$(2.9)	$1,624.0
Net income	—	—	—	286.1	—	286.1
Other comprehensive income	—	—	—	—	1.9	1.9
Stock-based compensation	—	—	39.1	—	—	39.1
Repurchase of common stock	(409,317)	—	(11.0)	(191.6)	—	(202.6)
Restricted stock units settled in common stock	159,205	—	—	—	—	—
Stock options exercised	15,624	—	5.2	—	—	5.2
Balance, December 31, 2023	12,522,397	0.1	279.0	1,475.6	(1.0)	1,753.7
Net income	—	—	—	247.9	—	247.9
Other comprehensive income	—	—	—	—	0.7	0.7
Stock-based compensation	—	—	45.0	—	—	45.0
Repurchase of common stock	(588,025)	—	(4.5)	(308.8)	—	(313.3)
Restricted stock units settled in common stock	68,003	—	—	—	—	—
Stock options exercised	45,776	—	15.6	—	—	15.6
Balance, December 31, 2024	12,048,151	0.1	335.1	1,414.7	(0.3)	1,749.6
Net income	—	—	—	423.9	—	423.9
Other comprehensive income	—	—	—	—	1.3	1.3
Stock-based compensation	—	—	50.7	—	—	50.7
Repurchase of common stock	(1,513,838)	—	(6.0)	(719.4)	—	(725.4)
Restricted stock units settled in common stock	76,411	—	—	—	—	—
Stock options exercised	69,419	—	23.5	—	—	23.5
Balance, December 31, 2025	10,680,143	$0.1	$403.3	$1,119.2	$1.0	$1,523.6

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Years Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$423.9	$247.9	$286.1
Adjustments to reconcile net income to cash provided by operating activities:
Provision for credit losses	616.1	814.7	736.2
Depreciation	3.6	6.7	8.9
Amortization	23.0	21.1	17.7
Provision (credit) for deferred income taxes	34.6	(70.4)	(38.0)
Stock-based compensation	50.7	45.0	39.1
Loss on extinguishment of debt	1.2	—	1.8
Loss on sale of building	—	23.7	—
Other	(0.2)	0.8	0.6
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	82.9	6.8	49.7
Decrease (increase) in income taxes receivable	(63.0)	0.1	4.4
Increase (decrease) in income taxes payable	(117.2)	36.2	78.5
Decrease (increase) in other assets	(1.0)	5.3	18.8
Net cash provided by operating activities	1,054.6	1,137.9	1,203.8
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(43.3)	(59.0)	(43.3)
Proceeds from sale of restricted securities available for sale	33.4	36.9	15.8
Maturities of restricted securities available for sale	12.2	9.3	8.5
Principal collected on Loans receivable	3,411.9	3,208.9	3,036.8
Advances to Dealers	(2,764.8)	(3,578.3)	(2,933.7)
Purchases of Consumer Loans	(1,091.3)	(1,040.1)	(1,214.1)
Accelerated payments of Dealer Holdback	(50.7)	(59.0)	(46.9)
Payments of Dealer Holdback	(180.1)	(241.2)	(235.9)
Purchases of property and equipment	(1.6)	(1.8)	(4.0)
Proceeds from sale of building	—	3.2	—
Net cash used in investing activities	(674.3)	(1,721.1)	(1,416.8)
Cash Flows From Financing Activities:
Borrowings under revolving secured lines of credit	2,121.1	6,125.9	7,431.9
Repayments under revolving secured lines of credit	(2,013.9)	(6,205.0)	(7,383.6)
Proceeds from secured financing	1,402.0	3,619.4	2,762.0
Repayments of secured financing	(1,613.1)	(2,246.6)	(2,519.8)
Proceeds from issuance of senior notes	500.0	—	600.0
Repayment of senior notes	(400.0)	—	(400.0)
Payments of debt issuance costs and debt extinguishment costs	(19.8)	(21.7)	(33.3)
Repurchase of common stock	(725.4)	(313.3)	(202.6)
Proceeds from stock options exercised	23.5	15.6	5.2
Other	1.0	(17.0)	6.4
Net cash provided by (used in) financing activities	(724.6)	957.3	266.2
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(344.3)	374.1	53.2
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	845.0	470.9	417.7
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$500.7	$845.0	$470.9
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$438.4	$393.4	$242.1
Cash paid during the period for income taxes, net of refunds	$279.3	$103.7	$31.9
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

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Years Ended December 31,
Consumer Loan Assignment Volume	2025	2024	2023
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	79.5%	80.6%	80.9%

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

	Unit Volume		Dollar Volume (1)
For the Years Ended December 31,	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
2023	74.0%	26.0%	70.7%	29.3%
2024	78.7%	21.3%	77.5%	22.5%
2025	74.2%	25.8%	71.7%	28.3%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany transactions have been eliminated. Our primary subsidiaries as of December 31, 2025 are: Buyer’s Vehicle Protection Plan, Inc. (“BVPP”), Vehicle Remarketing Services, Inc. (“VRS”), VSC Re Company (“VSC Re”), CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Funding LLC 2024-A, Credit Acceptance Funding LLC 2024-1, Credit Acceptance Funding LLC 2024-2, Credit Acceptance Funding LLC 2024-3, Credit Acceptance Funding LLC 2024-B, Credit Acceptance Funding LLC 2025-1, and Credit Acceptance Funding LLC 2025-2.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of December 31, 2025 and 2024, we had $22.3 million and $342.7 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of December 31, 2025 and 2024, we had $473.6 million and $497.0 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$22.8	$343.7	$13.2
Restricted cash and cash equivalents	477.9	501.3	457.7
Total cash and cash equivalents and restricted cash and cash equivalents	$500.7	$845.0	$470.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Expected future collections are forecasted for each individual Consumer Loan based on the historical performance of Consumer Loans with similar characteristics, adjusted for recent trends in payment patterns. Our forecast of expected future collections includes estimates for prepayments, which historically have been lower in periods with less availability of consumer credit, and post-contractual-term cash flows. Unless the consumer is no longer contractually obligated to pay us, we forecast future collections on each Consumer Loan for a 120 month period after the origination date. Expected future Dealer Holdback payments are forecasted for each individual Dealer based on the expected future collections and current advance balance of each Dealer Loan.

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

Methodology Changes. During the second quarter of 2025, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2024. During the second quarter of 2024, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2022 through 2024. During the second quarter of 2023, we adjusted our methodology for forecasting the amount and timing of future net cash flows from our Loan portfolio through the utilization of more recent Consumer Loan performance and Consumer Loan prepayment data. For additional information, see Note 5. For the three year period ended December 31, 2025, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

Employee Benefit Plan

We sponsor a 401(k) plan that covers substantially all of our team members. We offer matching contributions to the 401(k) plan based on each enrolled team member’s eligible annual gross pay (subject to statutory limitations). Our matching contribution rate is equal to 100% of the first 4% participants contribute and an additional 50% of the next 2% participants contribute, for a maximum matching contribution of 5% of each participant’s eligible annual gross pay. For the years ended December 31, 2025, 2024 and 2023, we recognized compensation expense of $11.4 million, $10.3 million, and $9.4 million, respectively, for our matching contributions to the plan.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $3.6 million for the year ended December 31, 2025, $1.4 million for the year ended December 31, 2024, and $0.5 million for the year ended December 31, 2023.

New Accounting Update Adopted During the Current Year

Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, which intends to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments intended to improve the effectiveness of income tax disclosures. We adopted the updated standard on a retrospective basis for the year ended December 31, 2025. The adoption of ASU 2023-09 expanded our income tax disclosures, but did not otherwise have a material impact on our consolidated financial statements.

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

Subsequent Events

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2025 for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 16.

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

Senior Notes.  The fair value is determined using quoted market prices in an active market.

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of December 31,
	2025		2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$22.8	$22.8	$343.7	$343.7
Restricted cash and cash equivalents	477.9	477.9	501.3	501.3
Restricted securities available for sale	106.2	106.2	106.4	106.4
Loans receivable, net	7,909.2	8,974.1	7,850.3	8,922.7
Liabilities
Revolving secured lines of credit	$107.3	$107.3	$0.1	$0.1
Secured financing	5,158.8	5,225.3	5,361.5	5,431.9
Senior notes	1,087.8	1,131.4	991.3	1,035.3

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$22.8	$—	$—	$22.8
Restricted cash and cash equivalents (1)	477.9	—	—	477.9
Restricted securities available for sale (2)	84.7	21.5	—	106.2
Loans receivable, net (1)	—	—	8,974.1	8,974.1
Liabilities
Revolving secured lines of credit (1)	$—	$107.3	$—	$107.3
Secured financing (1)	3,825.1	1,400.2	—	5,225.3
Senior notes (1)	1,131.4	—	—	1,131.4

(In millions)	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$343.7	$—	$—	$343.7
Restricted cash and cash equivalents (1)	501.3	—	—	501.3
Restricted securities available for sale (2)	84.5	21.9	—	106.4
Loans receivable, net (1)	—	—	8,922.7	8,922.7
Liabilities
Revolving secured lines of credit (1)	$—	$0.1	$—	$0.1
Secured financing (1)	3,831.7	1,600.2	—	5,431.9
Senior notes (1)	1,035.3	—	—	1,035.3

(1)    Measured at amortized cost with fair value disclosed.
(2)    Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

4.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$53.1	$0.9	$(0.1)	$53.9
U.S. Government and agency securities	30.6	0.2	—	30.8
Asset-backed securities	18.5	0.2	—	18.7
Mortgage-backed securities	2.8	—	—	2.8
Total restricted securities available for sale	$105.0	$1.3	$(0.1)	$106.2
(In millions)	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$49.4	$0.2	$(0.4)	$49.2
U.S. Government and agency securities	35.6	0.1	(0.4)	35.3
Asset-backed securities	20.1	0.1	—	20.2
Mortgage-backed securities	1.7	—	—	1.7
Total restricted securities available for sale	$106.8	$0.4	$(0.8)	$106.4

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2025
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$1.1	$—	$4.1	$(0.1)	$5.2	$(0.1)
U.S. Government and agency securities	6.9	—	1.4	—	8.3	—
Asset-backed securities	—	—	1.2	—	1.2	—
Total restricted securities available for sale	$8.0	$—	$6.7	$(0.1)	$14.7	$(0.1)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2024
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$13.1	$(0.2)	$8.4	$(0.2)	$21.5	$(0.4)
U.S. Government and agency securities	19.8	(0.2)	4.9	(0.2)	24.7	(0.4)
Asset-backed securities	2.4	—	3.6	—	6.0	—
Mortgage-backed securities	1.7	—	—	—	1.7	—
Total restricted securities available for sale	$37.0	$(0.4)	$16.9	$(0.4)	$53.9	$(0.8)

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

(In millions)	As of December 31,
	2025		2024
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$9.6	$9.6	$9.5	$9.4
Over one year to five years	92.1	93.2	84.7	84.3
Over five years to ten years	3.3	3.4	12.6	12.7
Over ten years	—	—	—	—
Total restricted securities available for sale	$105.0	$106.2	$106.8	$106.4

5.    LOANS RECEIVABLE

Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of December 31, 2025
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,790.8	$2,720.7	$11,511.5
Allowance for credit losses	(3,089.1)	(513.2)	(3,602.3)
Loans receivable, net	$5,701.7	$2,207.5	$7,909.2

(In millions)	As of December 31, 2024
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,521.0	$2,768.1	$11,289.1
Allowance for credit losses	(2,844.5)	(594.3)	(3,438.8)
Loans receivable, net	$5,676.5	$2,173.8	$7,850.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in Loans receivable and allowance for credit losses is as follows:

(In millions)	For the Year Ended December 31, 2025
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,521.0	$2,768.1	$11,289.1	$(2,844.5)	$(594.3)	$(3,438.8)	$5,676.5	$2,173.8	$7,850.3
Finance charges	2,183.7	888.6	3,072.3	(760.9)	(169.6)	(930.5)	1,422.8	719.0	2,141.8
Provision for credit losses	—	—	—	(369.8)	(246.3)	(616.1)	(369.8)	(246.3)	(616.1)
New Consumer Loan assignments (1)	2,764.8	1,091.3	3,856.1	—	—	—	2,764.8	1,091.3	3,856.1
Collections (2)	(3,924.7)	(1,642.8)	(5,567.5)	—	—	—	(3,924.7)	(1,642.8)	(5,567.5)
Accelerated Dealer Holdback payments	50.7	—	50.7	—	—	—	50.7	—	50.7
Dealer Holdback payments	180.1	—	180.1	—	—	—	180.1	—	180.1
Transfers (3)	(164.2)	164.2	—	51.7	(51.7)	—	(112.5)	112.5	—
Write-offs	(836.4)	(554.4)	(1,390.8)	836.4	554.4	1,390.8	—	—	—
Recoveries (4)	2.0	5.7	7.7	(2.0)	(5.7)	(7.7)	—	—	—
Deferral of Loan origination costs	13.8	—	13.8	—	—	—	13.8	—	13.8
Balance, end of period	$8,790.8	$2,720.7	$11,511.5	$(3,089.1)	$(513.2)	$(3,602.3)	$5,701.7	$2,207.5	$7,909.2

(In millions)	For the Year Ended December 31, 2024
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$7,065.5	$2,954.6	$10,020.1	$(2,355.7)	$(709.1)	$(3,064.8)	$4,709.8	$2,245.5	$6,955.3
Finance charges	1,931.4	905.9	2,837.3	(651.7)	(192.9)	(844.6)	1,279.7	713.0	1,992.7
Provision for credit losses	—	—	—	(537.3)	(277.4)	(814.7)	(537.3)	(277.4)	(814.7)
New Consumer Loan assignments (1)	3,578.3	1,040.1	4,618.4	—	—	—	3,578.3	1,040.1	4,618.4
Collections (2)	(3,575.5)	(1,641.0)	(5,216.5)	—	—	—	(3,575.5)	(1,641.0)	(5,216.5)
Accelerated Dealer Holdback payments	59.0	—	59.0	—	—	—	59.0	—	59.0
Dealer Holdback payments	241.2	—	241.2	—	—	—	241.2	—	241.2
Transfers (3)	(138.9)	138.9	—	45.3	(45.3)	—	(93.6)	93.6	—
Write-offs	(658.3)	(634.7)	(1,293.0)	658.3	634.7	1,293.0	—	—	—
Recoveries (4)	3.4	4.3	7.7	(3.4)	(4.3)	(7.7)	—	—	—
Deferral of Loan origination costs	14.9	—	14.9	—	—	—	14.9	—	14.9
Balance, end of period	$8,521.0	$2,768.1	$11,289.1	$(2,844.5)	$(594.3)	$(3,438.8)	$5,676.5	$2,173.8	$7,850.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(In millions)	For the Year Ended December 31, 2023
	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,074.8	$3,090.7	$9,165.5	$(2,000.0)	$(867.8)	$(2,867.8)	$4,074.8	$2,222.9	$6,297.7
Finance charges	1,575.5	925.5	2,501.0	(528.8)	(216.8)	(745.6)	1,046.7	708.7	1,755.4
Provision for credit losses	—	—	—	(427.7)	(308.5)	(736.2)	(427.7)	(308.5)	(736.2)
New Consumer Loan assignments (1)	2,933.7	1,214.1	4,147.8	—	—	—	2,933.7	1,214.1	4,147.8
Collections (2)	(3,147.7)	(1,656.8)	(4,804.5)	—	—	—	(3,147.7)	(1,656.8)	(4,804.5)
Accelerated Dealer Holdback payments	46.9	—	46.9	—	—	—	46.9	—	46.9
Dealer Holdback payments	235.9	—	235.9	—	—	—	235.9	—	235.9
Transfers (3)	(100.9)	100.9	—	35.8	(35.8)	—	(65.1)	65.1	—
Write-offs	(566.6)	(723.8)	(1,290.4)	566.6	723.8	1,290.4	—	—	—
Recoveries (4)	1.6	4.0	5.6	(1.6)	(4.0)	(5.6)	—	—	—
Deferral of Loan origination costs	12.3	—	12.3	—	—	—	12.3	—	12.3
Balance, end of period	$7,065.5	$2,954.6	$10,020.1	$(2,355.7)	$(709.1)	$(3,064.8)	$4,709.8	$2,245.5	$6,955.3

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

(In millions)	For the Year Ended December 31, 2025
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$155.8	$122.0	$277.8
Forecast changes	214.0	124.3	338.3
Total	$369.8	$246.3	$616.1

(In millions)	For the Year Ended December 31, 2024
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$191.4	$129.5	$320.9
Forecast changes	345.9	147.9	493.8
Total	$537.3	$277.4	$814.7

(In millions)	For the Year Ended December 31, 2023
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$146.2	$176.3	$322.5
Forecast changes	281.5	132.2	413.7
Total	$427.7	$308.5	$736.2

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

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Year Ended December 31, 2025
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$4,415.6	$2,166.6	$6,582.2
Expected net cash flows at the time of assignment (2)	3,986.9	1,562.0	5,548.9
Loans receivable at the time of assignment (3)	2,764.8	1,091.3	3,856.1

Provision for credit losses expense at the time of assignment	$(155.8)	$(122.0)	$(277.8)
Expected future finance charges at the time of assignment (4)	1,377.9	592.7	1,970.6
Expected net Loan income at the time of assignment (5)	$1,222.1	$470.7	$1,692.8

(In millions)	For the Year Ended December 31, 2024
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$5,613.6	$2,126.0	$7,739.6
Expected net cash flows at the time of assignment (2)	5,090.0	1,514.5	6,604.5
Loans receivable at the time of assignment (3)	3,578.3	1,040.1	4,618.4

Provision for credit losses expense at the time of assignment	$(191.4)	$(129.5)	$(320.9)
Expected future finance charges at the time of assignment (4)	1,703.1	603.9	2,307.0
Expected net Loan income at the time of assignment (5)	$1,511.7	$474.4	$1,986.1

(In millions)	For the Year Ended December 31, 2023
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$4,579.3	$2,438.1	$7,017.4
Expected net cash flows at the time of assignment (2)	4,154.8	1,704.4	5,859.2
Loans receivable at the time of assignment (3)	2,933.7	1,214.1	4,147.8

Provision for credit losses expense at the time of assignment	$(146.2)	$(176.3)	$(322.5)
Expected future finance charges at the time of assignment (4)	1,367.3	666.6	2,033.9
Expected net Loan income at the time of assignment (5)	$1,221.1	$490.3	$1,711.4

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
(5)Represents the amount that expected net cash flows at the time of assignment exceed Loans receivable at the time of assignment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Year Ended December 31, 2025
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,176.3	$3,383.9	$11,560.2
New Consumer Loan assignments (1)	3,986.9	1,562.0	5,548.9
Realized net cash flows (2)	(3,693.9)	(1,642.8)	(5,336.7)
Forecast changes	(132.9)	(36.6)	(169.5)
Transfers (3)	(170.9)	178.2	7.3
Balance, end of period	$8,165.5	$3,444.7	$11,610.2

(In millions)	For the Year Ended December 31, 2024
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$6,707.2	$3,472.0	$10,179.2
New Consumer Loan assignments (1)	5,090.0	1,514.5	6,604.5
Realized net cash flows (2)	(3,275.3)	(1,641.0)	(4,916.3)
Forecast changes	(204.6)	(109.4)	(314.0)
Transfers (3)	(141.0)	147.8	6.8
Balance, end of period	$8,176.3	$3,383.9	$11,560.2

(In millions)	For the Year Ended December 31, 2023
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$5,637.9	$3,395.5	$9,033.4
New Consumer Loan assignments (1)	4,154.8	1,704.4	5,859.2
Realized net cash flows (2)	(2,864.9)	(1,656.8)	(4,521.7)
Forecast changes	(125.3)	(81.0)	(206.3)
Transfers (3)	(95.3)	109.9	14.6
Balance, end of period	$6,707.2	$3,472.0	$10,179.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Credit Quality

We monitor and evaluate the credit quality of Consumer Loans assigned under the Portfolio and Purchase Programs on a monthly basis by comparing our current forecasted collection rates to our prior forecasted collection rates and our initial expectations. For additional information regarding credit quality, see Note 2 to the consolidated financial statements. The following table compares our aggregated forecast of Consumer Loan collection rates as of December 31, 2025, with the aggregated forecasts as of December 31, 2024, as of December 31, 2023, and at the time of assignment, segmented by year of assignment:

	Total Loans as of December 31, 2025
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2025	December 31, 2024	December 31, 2023	Initial Forecast	December 31, 2024	December 31, 2023	Initial Forecast
2016	63.9%	63.9%	63.8%	65.4%	0.0%	0.1%	-1.5%
2017	64.8%	64.7%	64.7%	64.0%	0.1%	0.1%	0.8%
2018	65.5%	65.5%	65.5%	63.6%	0.0%	0.0%	1.9%
2019	67.2%	67.2%	66.9%	64.0%	0.0%	0.3%	3.2%
2020	68.0%	67.7%	67.6%	63.4%	0.3%	0.4%	4.6%
2021	63.8%	63.8%	64.5%	66.3%	0.0%	-0.7%	-2.5%
2022	59.3%	60.2%	62.7%	67.5%	-0.9%	-3.4%	-8.2%
2023	63.3%	64.3%	67.4%	67.5%	-1.0%	-4.1%	-4.2%
2024	65.3%	66.5%	—	67.2%	-1.2%	—	-1.9%
2025	67.2%	—	—	67.0%	—	—	0.2%

	Dealer Loans as of December 31, 2025
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2025	December 31, 2024	December 31, 2023	Initial Forecast	December 31, 2024	December 31, 2023	Initial Forecast
2016	63.2%	63.1%	63.0%	65.1%	0.1%	0.2%	-1.9%
2017	64.1%	64.1%	64.0%	63.8%	0.0%	0.1%	0.3%
2018	64.9%	64.9%	64.9%	63.6%	0.0%	0.0%	1.3%
2019	66.9%	66.8%	66.5%	63.9%	0.1%	0.4%	3.0%
2020	67.8%	67.5%	67.4%	63.3%	0.3%	0.4%	4.5%
2021	63.6%	63.5%	64.2%	66.3%	0.1%	-0.6%	-2.7%
2022	58.5%	59.5%	62.0%	67.3%	-1.0%	-3.5%	-8.8%
2023	62.1%	63.1%	66.4%	66.8%	-1.0%	-4.3%	-4.7%
2024	64.1%	65.4%	—	66.3%	-1.3%	—	-2.2%
2025	65.7%	—	—	65.5%	—	—	0.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Purchased Loans as of December 31, 2025
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	December 31, 2025	December 31, 2024	December 31, 2023	Initial Forecast	December 31, 2024	December 31, 2023	Initial Forecast
2016	66.2%	66.1%	66.1%	66.5%	0.1%	0.1%	-0.3%
2017	66.4%	66.3%	66.3%	64.6%	0.1%	0.1%	1.8%
2018	66.8%	66.8%	66.8%	63.5%	0.0%	0.0%	3.3%
2019	67.9%	67.9%	67.5%	64.2%	0.0%	0.4%	3.7%
2020	68.4%	67.9%	67.8%	63.6%	0.5%	0.6%	4.8%
2021	64.4%	64.3%	65.0%	66.3%	0.1%	-0.6%	-1.9%
2022	61.3%	62.1%	64.3%	68.0%	-0.8%	-3.0%	-6.7%
2023	66.8%	67.7%	70.1%	69.4%	-0.9%	-3.3%	-2.6%
2024	69.9%	70.7%	—	70.7%	-0.8%	—	-0.8%
2025	71.9%	—	—	71.5%	—	—	0.4%

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

We evaluate and adjust the expected collection rate for each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of December 31, 2025 and December 31, 2024, segmented by year of assignment:

(In millions)	Total Loans as of December 31, 2025 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$20.0	$14.8	$66.0	$236.9	$337.7
2021	87.2	46.1	149.5	21.4	304.2
2022	370.8	130.6	268.0	6.0	775.4
2023	1,112.5	337.9	407.3	0.7	1,858.4
2024	2,394.0	711.8	501.5	—	3,607.3
2025	3,822.7	663.5	142.3	—	4,628.5
	$7,807.2	$1,904.7	$1,534.6	$265.0	$11,511.5

(In millions)	Dealer Loans as of December 31, 2025 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$11.8	$8.4	$38.9	$134.5	$193.6
2021	58.5	29.8	99.3	16.5	204.1
2022	265.2	92.1	190.1	4.7	552.1
2023	801.8	247.5	299.9	0.6	1,349.8
2024	1,882.7	581.3	412.4	—	2,876.4
2025	2,947.2	547.7	119.9	—	3,614.8
	$5,967.2	$1,506.8	$1,160.5	$156.3	$8,790.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(In millions)	Purchased Loans as of December 31, 2025 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$8.2	$6.4	$27.1	$102.4	$144.1
2021	28.7	16.3	50.2	4.9	100.1
2022	105.6	38.5	77.9	1.3	223.3
2023	310.7	90.4	107.4	0.1	508.6
2024	511.3	130.5	89.1	—	730.9
2025	875.5	115.8	22.4	—	1,013.7
	$1,840.0	$397.9	$374.1	$108.7	$2,720.7

(In millions)	Total Loans as of December 31, 2024 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$25.5	$18.8	$87.3	$239.7	$371.3
2020	113.3	64.2	179.1	25.7	382.3
2021	267.8	125.2	259.0	3.8	655.8
2022	795.2	269.8	371.7	1.0	1,437.7
2023	2,033.7	576.5	420.6	—	3,030.8
2024	4,412.3	819.1	179.8	—	5,411.2
	$7,647.8	$1,873.6	$1,497.5	$270.2	$11,289.1

(In millions)	Dealer Loans as of December 31, 2024 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$11.3	$8.2	$39.7	$132.4	$191.6
2020	67.9	37.7	106.4	18.5	230.5
2021	180.2	82.6	171.0	3.0	436.8
2022	569.7	191.5	262.1	0.8	1,024.1
2023	1,487.0	429.4	312.8	—	2,229.2
2024	3,571.3	686.8	150.7	—	4,408.8
	$5,887.4	$1,436.2	$1,042.7	$154.7	$8,521.0

(In millions)	Purchased Loans as of December 31, 2024 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2019 and prior	$14.2	$10.6	$47.6	$107.3	$179.7
2020	45.4	26.5	72.7	7.2	151.8
2021	87.6	42.6	88.0	0.8	219.0
2022	225.5	78.3	109.6	0.2	413.6
2023	546.7	147.1	107.8	—	801.6
2024	841.0	132.3	29.1	—	1,002.4
	$1,760.4	$437.4	$454.8	$115.5	$2,768.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the write-offs for Consumer Loan assignments for the years ended December 31, 2025, 2024, and 2023 segmented by year of assignment:

(In millions)	For the Year Ended December 31, 2025
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2020 and prior	$265.1	$100.7	$365.8
2021	151.5	56.0	207.5
2022	248.3	95.9	344.2
2023	99.3	132.9	232.2
2024	57.7	114.3	172.0
2025	14.5	54.6	69.1
	$836.4	$554.4	$1,390.8

(In millions)	For the Year Ended December 31, 2024
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2019 and prior	$177.6	$134.5	$312.1
2020	110.5	73.5	184.0
2021	131.3	92.3	223.6
2022	175.0	139.8	314.8
2023	47.6	143.9	191.5
2024	16.3	50.7	67.0
	$658.3	$634.7	$1,293.0

(In millions)	For the Year Ended December 31, 2023
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2018 and prior	$120.6	$104.8	$225.4
2019	101.3	176.6	277.9
2020	107.0	101.9	208.9
2021	107.2	119.7	226.9
2022	113.3	158.0	271.3
2023	17.2	62.8	80.0
	$566.6	$723.8	$1,290.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

6.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In millions)	As of December 31,
	2025	2024
Land and land improvements	$2.7	$2.7
Building and improvements	17.8	17.6
Data processing equipment and software	43.8	44.1
Office furniture and equipment	2.1	2.2
Total property and equipment	66.4	66.6
Less: Accumulated depreciation on property and equipment	(53.8)	(51.9)
Total property and equipment, net	$12.6	$14.7

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

Depreciation expense on property and equipment was $3.6 million, $6.7 million, and $8.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Years Ended December 31,
	2025	2024	2023
Net assumed written premiums	$93.7	$104.4	$92.8
Net premiums earned	95.6	96.1	79.6
Provision for claims	71.7	73.5	70.7
Amortization of capitalized acquisition costs	2.4	2.4	1.9

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of December 31,
	Balance Sheet location	2025	2024
Trust assets	Restricted cash and cash equivalents	$0.7	$0.3
Trust assets	Restricted securities available for sale	106.2	106.4
Unearned premium	Accounts payable and accrued liabilities	74.0	75.9
Claims reserve (1)	Accounts payable and accrued liabilities	5.9	6.0

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

The following tables present information about incurred and paid claims development for the five-year period ended December 31, 2025:

(Dollars in millions)
	Cumulative Incurred Claims					As of December 31, 2025
Incident Year	As of December 31,					Claims Reserve	Cumulative Number of Reported Claims
	2021	2022	2023	2024	2025
2021	$38.9	$39.2	$39.3	$39.3	$39.3	$—	28,856
2022		46.0	47.7	47.8	47.8	—	30,493
2023			68.9	69.2	69.2	—	38,732
2024				73.1	72.9	—	40,080
2025					71.9	5.9	37,355
Total					$301.1	$5.9	175,516

(In millions)	Cumulative Paid Claims
	As of December 31,
Incident Year	2021	2022	2023	2024	2025
2021	$36.5	$39.2	$39.3	$39.3	$39.3
2022		42.9	47.7	47.8	47.8
2023			63.3	69.2	69.2
2024				67.1	72.9
2025					66.0
Total					$295.2

Average Annual Percentage Payout of Incurred Claims by Age
Claim Age (Years)	1	2	3	4	5
Payout Percentage	91.6%	8.3%	0.1%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Years Ended December 31,
	2025	2024	2023
Ancillary product profit sharing	$37.8	$33.4	$34.1
Interest	27.5	26.2	19.7
Remarketing fees	12.7	12.1	10.7
Other	1.8	1.9	2.4
Total	$79.8	$73.6	$66.9

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

The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Year Ended December 31, 2025
	Ancillary product profit sharing	Interest	Remarketing fees	Other	Total Other Income
Source of income
Third-Party Providers	$37.8	$27.5	$—	$0.7	$66.0
Dealers	—	—	12.7	1.1	13.8
Total	$37.8	$27.5	$12.7	$1.8	$79.8

Timing of revenue recognition
Over time	$37.8	$27.5	$—	$0.3	$65.6
At a point in time	—	—	12.7	1.5	14.2
Total	$37.8	$27.5	$12.7	$1.8	$79.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

9.    DEBT

Debt consists of the following:

(In millions)	As of December 31, 2025
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$107.3	$—	$—	$107.3
Secured financing (2)	5,180.6	(21.7)	(0.1)	5,158.8
Senior notes	1,100.0	(12.2)	—	1,087.8
Total debt	$6,387.9	$(33.9)	$(0.1)	$6,353.9

(In millions)	As of December 31, 2024
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$0.1	$—	$—	$0.1
Secured financing (2)	5,391.8	(29.0)	(1.3)	5,361.5
Senior notes	1,000.0	(8.7)	—	991.3
Total debt	$6,391.9	$(37.7)	$(1.3)	$6,352.9

(1)Excludes deferred debt issuance costs of $4.5 million and $4.4 million as of December 31, 2025 and December 31, 2024, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

General information for each of our financing transactions in place as of December 31, 2025 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of December 31, 2025
Revolving Secured Line of Credit Facility	n/a	06/22/28		$390.0	At our option, either the Secured Overnight Financing Rate (SOFR) plus 197.5 basis points or the prime rate plus 87.5 basis points
RTP Facility	n/a	—	(1)	$20.0	SOFR plus 197.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	09/20/27	(3)	$500.0	SOFR plus 185.0 basis points
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	07/30/28	(3)	$300.0	SOFR plus 205.0 basis points
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/27	(4)	$250.0	SOFR plus 185.0 basis points
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/28	(3)	$75.0	SOFR plus 185.0 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/19/28	(3)	$200.0	SOFR plus 185.0 basis points
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	09/15/26	(5)	$500.0	Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	02/17/26	(5)	$100.0	SOFR plus 220.0 basis points
Term ABS 2022-1 (2)	Credit Acceptance Funding LLC 2022-1	06/17/24	(3)	$350.0	Fixed rate
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	06/15/27	(5)	$300.0	SOFR plus 246.4 basis points
Term ABS 2022-3 (2)	Credit Acceptance Funding LLC 2022-3	10/15/24	(3)	$389.9	Fixed rate
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/25	(3)	$400.0	Fixed rate
Term ABS 2023-2 (2)	Credit Acceptance Funding LLC 2023-2	05/15/25	(3)	$400.0	Fixed rate
Term ABS 2023-3 (2)	Credit Acceptance Funding LLC 2023-3	08/15/25	(3)	$400.0	Fixed rate
Term ABS 2023-5 (2)	Credit Acceptance Funding LLC 2023-5	12/15/25	(3)	$294.0	Fixed rate
Term ABS 2024-A (2)	Credit Acceptance Funding LLC 2024-A	02/15/27	(5)	$200.0	Fixed rate
Term ABS 2024-1 (2)	Credit Acceptance Funding LLC 2024-1	03/16/26	(3)	$500.0	Fixed rate
Term ABS 2024-2 (2)	Credit Acceptance Funding LLC 2024-2	06/15/26	(3)	$550.0	Fixed rate
Term ABS 2024-3 (2)	Credit Acceptance Funding LLC 2024-3	09/15/26	(3)	$600.0	Fixed rate
Term ABS 2024-B (2)	Credit Acceptance Funding LLC 2024-B	12/15/27	(5)	$300.0	Fixed rate
Term ABS 2025-1 (2)	Credit Acceptance Funding LLC 2025-1	03/15/27	(3)	$400.0	Fixed rate
Term ABS 2025-2 (2)	Credit Acceptance Funding LLC 2025-2	11/15/27	(3)	$500.0	Fixed rate
2028 Senior Notes	n/a	12/15/28		$600.0	Fixed rate
2030 Senior Notes	n/a	03/15/30		$500.0	Fixed rate

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Years Ended December 31,
	2025	2024
Revolving Secured Lines of Credit
Maximum outstanding principal balance	$307.6	$342.0
Average outstanding principal balance	39.0	127.0
Warehouse Facility II
Maximum outstanding principal balance	$251.0	$251.0
Average outstanding principal balance	5.5	94.4
Warehouse Facility IV
Maximum outstanding principal balance	$—	$—
Average outstanding principal balance	—	—
Warehouse Facility V
Maximum outstanding principal balance	$—	$100.0
Average outstanding principal balance	—	5.7
Warehouse Facility VI
Maximum outstanding principal balance	$—	$75.0
Average outstanding principal balance	—	36.5
Warehouse Facility VIII
Maximum outstanding principal balance	$—	$100.0
Average outstanding principal balance	—	19.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2025	2024
Revolving Secured Lines of Credit
Principal balance outstanding	$107.3	$0.1
Amount available for borrowing (1)	302.7	409.9
Interest rate	5.69%	6.37%
Warehouse Facility II
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	500.0	500.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	2.5
Interest rate	—%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	250.0	250.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	1.0	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	0.1	—
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	523.8	529.0
Restricted cash and cash equivalents pledged as collateral	42.1	41.7
Interest rate	5.43%	5.43%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	108.8	112.0
Restricted cash and cash equivalents pledged as collateral	8.8	8.7
Interest rate	5.95%	6.60%
Term ABS 2021-4
Principal balance outstanding	$—	$63.6
Loans pledged as collateral	—	167.0
Restricted cash and cash equivalents pledged as collateral	—	16.4
Interest rate	—%	1.89%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2025	2024
Term ABS 2022-1
Principal balance outstanding	$44.8	$236.6
Loans pledged as collateral	186.3	310.0
Restricted cash and cash equivalents pledged as collateral	19.7	24.9
Interest rate	6.13%	5.24%
Term ABS 2022-2
Principal balance outstanding	$300.0	$300.0
Loans pledged as collateral	325.0	406.0
Restricted cash and cash equivalents pledged as collateral	23.6	25.2
Interest rate	6.12%	7.29%
Term ABS 2022-3
Principal balance outstanding	$127.0	$347.6
Loans pledged as collateral	238.8	395.2
Restricted cash and cash equivalents pledged as collateral	23.0	29.1
Interest rate	8.84%	7.82%
Term ABS 2023-1
Principal balance outstanding	$209.2	$400.0
Loans pledged as collateral	293.5	453.0
Restricted cash and cash equivalents pledged as collateral	26.9	33.1
Interest rate	7.32%	6.92%
Term ABS 2023-2
Principal balance outstanding	$242.7	$400.0
Loans pledged as collateral	338.4	533.3
Restricted cash and cash equivalents pledged as collateral	28.6	36.8
Interest rate	6.69%	6.39%
Term ABS 2023-3
Principal balance outstanding	$312.9	$400.0
Loans pledged as collateral	371.3	524.9
Restricted cash and cash equivalents pledged as collateral	30.0	36.5
Interest rate	6.99%	6.86%
Term ABS 2023-A
Principal balance outstanding	$—	$200.0
Loans pledged as collateral	—	252.0
Restricted cash and cash equivalents pledged as collateral	—	17.7
Interest rate	—%	7.51%
Term ABS 2023-5
Principal balance outstanding	$294.0	$294.0
Loans pledged as collateral	327.7	398.7
Restricted cash and cash equivalents pledged as collateral	28.9	32.9
Interest rate	6.54%	6.54%
Term ABS 2024-A
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	211.1	248.4
Restricted cash and cash equivalents pledged as collateral	16.6	18.1
Interest rate	7.45%	7.45%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Dollars in millions)	As of December 31,
	2025	2024
Term ABS 2024-1
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	580.2	553.3
Restricted cash and cash equivalents pledged as collateral	44.0	45.0
Interest rate	6.01%	6.01%
Term ABS 2024-2
Principal balance outstanding	$550.0	$550.0
Loans pledged as collateral	608.6	646.8
Restricted cash and cash equivalents pledged as collateral	42.9	42.0
Interest rate	6.21%	6.21%
Term ABS 2024-3
Principal balance outstanding	$600.0	$600.0
Loans pledged as collateral	668.7	700.9
Restricted cash and cash equivalents pledged as collateral	47.4	51.5
Interest rate	4.91%	4.91%
Term ABS 2024-B
Principal balance outstanding	$300.0	$300.0
Loans pledged as collateral	339.9	425.8
Restricted cash and cash equivalents pledged as collateral	22.5	37.9
Interest rate	6.13%	6.13%
Term ABS 2025-1
Principal balance outstanding	$400.0	$—
Loans pledged as collateral	463.5	—
Restricted cash and cash equivalents pledged as collateral	32.1	—
Interest rate	5.26%	—%
Term ABS 2025-2
Principal balance outstanding	$500.0	$—
Loans pledged as collateral	689.8	—
Restricted cash and cash equivalents pledged as collateral	39.0	—
Interest rate	4.77%	—%
2026 Senior Notes
Principal balance outstanding	$—	$400.0
Interest rate	—%	6.625%
2028 Senior Notes
Principal balance outstanding	$600.0	$600.0
Interest rate	9.250%	9.250%
2030 Senior Notes
Principal balance outstanding	$500.0	$—
Interest rate	6.625%	—%
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

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with each of these transactions, we conveyed Loans on an arms-length basis to a Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than the Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2024-B financings, conveyed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2024-B financings pledged the Loans for the benefit of their respective lenders. The Term ABS 2023-1, 2023-2, 2023-3, 2023-5, 2024-A, 2024-1, 2024-2, 2024-3, 2025-1, and 2025-2 financings each consist of three classes of notes (or, in the case of the Term ABS 2024-B, three classes of loans), while the Term ABS 2022-1 and Term ABS 2022-3 financings consist of four classes of notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Each Term ABS financing at the time of issuance has a specified revolving period during which we are likely to convey additional Loans to the applicable Funding LLC. Each Funding LLC (other than the Funding LLCs of the Term ABS 2019-2, 2021-1, 2022-2, and 2024-B financings) will then convey the Loans to its respective trust. At the end of the applicable revolving period, the debt outstanding under each financing will begin to amortize.

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

Principal Debt Maturities

The scheduled principal maturities of our debt as of December 31, 2025 are as follows:

(In millions)
Year	Revolving Secured Lines of Credit Facility	Warehouse Facilities	Term ABS Financings (1)	Senior Notes	Total
2026	$—	$—	$2,181.4	$—	$2,181.4
2027	—	—	2,227.0	—	2,227.0
2028	107.3	—	633.3	600.0	1,340.6
2029	—	—	138.9	—	138.9
2030	—	—	—	500.0	500.0
Thereafter	—	—	—	—	—
Total	$107.3	$—	$5,180.6	$1,100.0	$6,387.9
(1)The principal maturities of the Term ABS financings are estimated based on forecasted collections.

Debt Covenants

As of December 31, 2025, we were in compliance with the covenants under our revolving secured line of credit facility, our Warehouse facilities, our Term ABS financings, the senior notes indentures, and the RTP Facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

10.    INCOME TAXES

Income Tax Provision

The income tax provision consists of the following:

(In millions)	For the Years Ended December 31,
	2025	2024	2023
Income before provision for income taxes:	$565.4	$329.5	$367.6
Current provision for income taxes:
Federal	83.5	116.1	97.1
State	20.4	32.9	20.2
	103.9	149.0	117.3
Deferred provision for income taxes:
Federal	32.2	(47.9)	(26.4)
State	2.4	(22.5)	(11.6)
	34.6	(70.4)	(38.0)
Interest and penalties expense:
Interest	3.0	3.0	2.2
Penalties	—	—	—
	3.0	3.0	2.2
Provision for income taxes	$141.5	$81.6	$81.5

Income Tax Payments

Income tax payments during the year, net of refunds, are comprised of the following:

(In millions)	For the Years Ended December 31,
	2025	2024	2023
Federal	$252.9	$82.7	$19.7
State:
Pennsylvania	(a)	6.3	3.9
New York	(a)	(a)	3.9
Alabama	(a)	(a)	2.8
Other	26.4	14.7	1.6
State total	26.4	21.0	12.2
Total cash paid for income taxes (net of refunds)	$279.3	$103.7	$31.9

(a)    The amount of income taxes paid during the year does not meet the 5% disaggregation threshold and is included in “Other.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following:

(In millions)	As of December 31,
	2025	2024
Deferred tax assets:
Allowance for credit losses	$884.0	$831.7
Stock-based compensation	15.9	14.3
Deferred state net operating loss	32.3	25.3
Other, net	34.6	15.2
Total deferred tax assets	966.8	886.5
Deferred tax liabilities:
Valuation of Loans receivable	1,310.4	1,195.8
Deferred Loan origination costs	1.8	1.8
Other, net	8.6	8.0
Total deferred tax liabilities	1,320.8	1,205.6
Net deferred tax liability	$354.0	$319.1

The deferred state net operating loss tax asset arising from the operating loss carryforward for state income tax purposes is expected to expire at various times beginning in 2034, if not utilized. We do not anticipate expiration of the net operating loss carryforwards prior to their utilization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Effective Income Tax Rate

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

(In millions)	For the Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax rate	$118.7	21.0%	$69.2	21.0%	$77.2	21.0%
State and local income taxes (1) (2)	21.1	3.7%	10.4	3.1%	9.9	2.7%
Non-deductible executive compensation expense	5.5	1.0%	7.1	2.1%	4.8	1.3%
Excess tax benefits from stock-based compensation plans	(4.1)	-0.7%	(5.3)	-1.6%	(10.9)	-3.0%
Other	0.3	0.0%	0.2	0.2%	0.5	0.2%
Effective income tax rate	$141.5	25.0%	$81.6	24.8%	$81.5	22.2%

(1)    For the years ended December 31, 2025, 2024, and 2023, the majority of the tax effect in this category was attributable to state income taxes in New Jersey, Tennessee, Illinois, and Pennsylvania; New Jersey and Indiana; and New Jersey, Michigan, New York, Pennsylvania, Maryland, and Alabama, respectively.
(2)    Includes uncertain tax benefits applicable to states income taxes.

State and local income taxes

For the year ended December 31, 2025, the impact of state and local income taxes on our effective income tax rate increased from 2024, primarily due to a revision of deferred tax estimates during 2025. For the year ended December 31, 2024, the impact of state and local income taxes on our effective income tax rate increased from 2023, primarily due to an adjustment to an uncertain tax position estimate for state income taxes during the second quarter of 2024 and changes in state tax laws that were enacted during the second quarter of 2024.

Non-deductible executive compensation expense

We recognize non-deductible executive compensation expense as an increase of provision for income taxes or a reduction of benefit for income taxes. For the year ended December 31, 2025, the impact of non-deductible executive compensation expense on our effective income tax rate decreased from 2024, due to a decrease in non-deductible executive compensation expense and an increase in pre-tax income. For the year ended December 31, 2024, the impact of non-deductible executive compensation expense on our effective income tax rate increased from 2023, primarily due to an increase in non-deductible executive compensation expense.

Excess tax benefits from stock-based compensation

We recognize an excess tax benefit or tax deficiency when the deduction for the stock-based compensation expense of a stock award for tax purposes differs from the cumulative stock-based compensation expense recognized in the financial statements. The excess tax benefit or tax deficiency is recognized in provision for income taxes in the period in which the amount of the deduction is determined, which is when restricted stock vests, restricted stock units are settled in common stock, or stock options are exercised. Excess tax benefits reduce our effective income tax rate, while tax deficiencies increase our effective income tax rate. The decrease in the impact of excess tax benefits on our effective income tax rate for the year ended December 31, 2025 as compared to 2024 was due to a lower realized tax deduction from stock compensation and an increase in pre-tax income. The decrease in the impact of excess tax benefits on our effective income tax rate for the year ended December 31, 2024 as compared to 2023 was primarily due to a decrease in the number of restricted stock units that were settled in common stock during 2024 due to the timing of long-term stock award grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Unrecognized Tax Benefits

The following table is a summary of changes in gross unrecognized tax benefits:

(In millions)	For the Years Ended December 31,
	2025	2024	2023
Unrecognized tax benefits at January 1,	$73.0	$61.0	$57.1
Additions for tax positions of the current year	16.5	20.3	16.2
Additions for tax positions of prior years	—	2.8	—
Reductions for tax positions of prior years	(0.1)	(0.2)	(0.1)
Settlements	—	(3.2)	(3.7)
Reductions as a result of a lapse of the statute of limitations	(10.0)	(7.7)	(8.5)
Unrecognized tax benefits at December 31,	$79.4	$73.0	$61.0

The total amount of gross unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods was $79.4 million as of December 31, 2025. As of December 31, 2025, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months. Accrued interest related to uncertain tax positions was $20.9 million and $17.9 million as of December 31, 2025 and 2024, respectively.

We are subject to income tax in federal, state, and local jurisdictions. We are generally no longer subject to tax examinations on federal returns filed for years prior to 2022 and state and local returns filed for years prior to 2019.

11.    NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method.  The share effect is as follows:

	For the Years Ended December 31,
	2025	2024	2023
Weighted average shares outstanding:
Common shares	11,342,184	12,159,941	12,728,888
Vested restricted stock units	109,394	163,320	224,536
Basic number of weighted average shares outstanding	11,451,578	12,323,261	12,953,424
Dilutive effect of restricted stock units and stock options	199,195	146,022	57,311
Dilutive number of weighted average shares outstanding	11,650,773	12,469,283	13,010,735

The following outstanding stock awards were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	For the Years Ended December 31,
	2025	2024	2023
Stock options	47,000	69,083	228,998
Restricted stock units	7,329	240	3,185
Total	54,329	69,323	232,183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

12.    STOCK REPURCHASES

The following table summarizes our stock repurchases for the years ended December 31, 2025, 2024, and 2023:

(Dollars in millions)	For the Years Ended December 31,
	2025		2024		2023
Stock Repurchases	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)	Number of Shares Repurchased	Cost (1)
Open Market (2)	1,484,325	$711.9	560,916	$300.4	352,062	$175.1
Other (3)	29,513	13.5	27,109	12.9	57,255	27.5
Total	1,513,838	$725.4	588,025	$313.3	409,317	$202.6

(1)Total cost of repurchases includes excise tax.
(2)Represents repurchases under authorizations by our board of directors for the repurchase of shares by us from time to time in the open market through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or otherwise. On September 29, 2025, our board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of December 31, 2025, we had authorization to repurchase 1,760,766 shares of our common stock.
(3)Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the settlement of restricted stock units in common stock.

13.           STOCK-BASED COMPENSATION PLANS

Pursuant to our Amended and Restated Incentive Compensation Plan (the “Incentive Plan”), at any time prior to April 12, 2031, we can grant stock-based awards in the form of restricted stock, restricted stock units, and stock options to team members, officers, directors, and contractors. On April 10, 2024, our board of directors approved an amendment to the Incentive Plan, subject to shareholder approval, increasing the number of shares authorized for issuance by 250,000 shares, to 3,250,000 shares. Shareholder approval was received at our annual meeting of shareholders on June 5, 2024. The shares available for future grants under the Incentive Plan totaled 21,270 as of December 31, 2025.

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
•For certain team members, over a period of three or four years, based on continuous employment.
•For non-employee directors, over a period of three years, based on continuous service as a director.

A summary of the restricted stock unit (“RSU”) activity under the Incentive Plan for the year ended December 31, 2025, is presented below:

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share	Aggregate Intrinsic Value (2) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2024	533,447	$407.15
Granted	243,351	453.50
Converted	(75,911)	220.69
Forfeited	(3,264)	478.24
Outstanding as of December 31, 2025 (1)	697,623	$443.27	$309.4	3.9	(3)
Vested as of December 31, 2025	56,859	$124.94	$25.2	0.5

(1)No RSUs outstanding at December 31, 2025 were convertible to shares of common stock.
(2)The intrinsic value of RSUs is measured by applying the closing stock price as of December 31, 2025 to the applicable number of units.
(3)The calculation of weighted average remaining contractual term of RSUs outstanding excludes 171,917 RSUs that are to be settled in common stock on future dates that are currently not known, as they are contingent on the timing of the team members' retirement from the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The grant-date weighted average fair value of RSUs granted in 2025, 2024, and 2023 was $453.50, $484.58, and $454.04, respectively. The total intrinsic value of RSUs settled in common stock during 2025, 2024, and 2023 was $33.7 million, $32.2 million, and $84.8 million, respectively.

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

A summary of the stock option activity under the Incentive Plan for the year ended December 31, 2025, is presented below:

Stock Options	Number of Stock Options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2024	605,466	$367.88
Exercised	(69,419)	337.65
Outstanding as of December 31, 2025	536,047	$371.79	$42.9	2.2
Exercisable as of December 31, 2025	521,047	$367.94	$42.8	2.2
Unvested as of December 31, 2025	15,000	$505.55	$0.1	2.4

(1)The intrinsic value of stock options is the amount by which the market price of the stock as of December 31, 2025 exceeded the exercise price of the options.

The total intrinsic value of stock options exercised during 2025 was $12.0 million. Net cash proceeds from the exercise of stock options in 2025 was $23.5 million.

Stock-based compensation expense

Stock-based compensation expense consists of the following:

(In millions)	For the Years Ended December 31,
	2025	2024	2023
Restricted stock units	$45.7	$12.1	$5.6
Stock options	5.0	32.9	33.5
Total	$50.7	$45.0	$39.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Pursuant to our Amended and Restated Incentive Compensation Plan, we can grant stock-based awards in the form of restricted stock, restricted stock units, and stock options to team members, officers, directors, and contractors. Instead of a short-term compensation program providing for rolling, annual equity awards to our executive officers and senior leaders, we utilize a multi-year compensation program that grants a one-time equity award at the beginning of the compensation program period that is intended to incentivize recipients over the multi-year compensation period. Our current compensation program for executive officers and senior leaders consists primarily of one-time equity awards with a 10-year vesting period. We expect to recognize the remaining expense for stock-based awards outstanding as of December 31, 2025 over a weighted-average period of 4.2 years as follows:

(In millions)
For the Years Ended December 31,	Restricted Stock Units	Stock Options	Total Projected Expense
2026	$47.0	$1.2	$48.2
2027	39.7	—	39.7
2028	33.1	—	33.1
2029	25.0	—	25.0
2030	23.3	—	23.3
Thereafter	89.6	—	89.6
Total	$257.7	$1.2	$258.9

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

Geographic Information

For the three years ended December 31, 2025, 2024, and 2023, all of our revenues were derived from the United States.  As of December 31, 2025 and 2024, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of innovative financing solutions that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer ancillary products on vehicles indirectly financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during 2025, 2024, or 2023. Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of December 31, 2025 or 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

15.    COMMITMENTS AND CONTINGENCIES

Litigation and Other Legal Matters

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation, and regulatory investigations seeking damages, fines, and statutory penalties. The claims allege, among other theories of liability, violations of state, federal, and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance, and other consumer-oriented laws and regulations, including claims under the Telephone Consumer Protection Act (“TCPA”), seeking damages for alleged physical and mental harm relating to the repossession and sale of consumers’ vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached the Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines, and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors, or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory, and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions or they may file individual arbitration demands for which arbitration providers may request separate filing fees.

The following matters include current actions to which we are a party. In many proceedings, including the specific actions described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties, and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated. The total recorded accrual balance as of December 31, 2025 for these matters was $82.6 million. An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity, and results of operations.

On April 7, 2025, a putative class action was filed against the Company in the United States District Court for the Eastern District of Michigan alleging that the Company violated the TCPA by allegedly calling the cellular phones of members of the putative class without prior express consent and with the use of an artificial or prerecorded voice. The plaintiff seeks to represent a nationwide class and requests damages, injunctive relief, and attorneys’ fees. On May 14, 2025, the Company filed a motion to dismiss the complaint. Rather than responding to the motion to dismiss, the plaintiff filed a first amended complaint on May 29, 2025. On June 12, 2025, the Company filed a motion to dismiss the first amended complaint. On February 4, 2026, the court issued an opinion and order granting in part and denying in part the Company’s motion to dismiss. The Company intends to vigorously defend itself in this matter.

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

On January 4, 2023, the Office of the New York State Attorney General and the Bureau jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the CFPA, 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. On March 14, 2023, the Company filed a motion to dismiss the complaint. On August 7, 2023, the court stayed the action pending the U.S. Supreme Court's decision in Consumer Financial Protection Bureau v. Community Financial Services Association of America, Ltd., No. 22-448 (“CFSA”). On July 1, 2024, the court lifted the stay in view of the decision in CFSA and requested revised briefing on the Company’s motion to dismiss that would address the intervening legal developments and sharpen the issues for resolution. As of October 29, 2024, the Company's motion to dismiss has been fully briefed. On April 24, 2025, the Bureau filed an unopposed motion to withdraw as plaintiff, and on April 29, 2025, the court granted that motion and ordered that the Bureau is no longer a plaintiff in the litigation. In September 2025, we made an offer to jointly settle this matter and the multi-state matter discussed below on terms that included, among other things, a proposed cash payment of $45.0 million. In January 2026, we reached preliminary alignment with representatives of the agencies involved in this matter and the multi-state matter discussed below on certain material terms of a potential settlement of those legal matters, including a potential cash payment by us of $75.5 million. Discussions with respect to resolution of those matters are ongoing. Until this matter is fully and finally resolved, the Company intends to vigorously defend itself.

On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On April 3, 2020, we received a subpoena from the Attorney General of the State of Maryland relating to the Company’s origination and collection policies and procedures in the state of Maryland. On August 11, 2020, we received a subpoena from the Attorney General of the State of Maryland restating most of the requests contained in the March 18, 2016 and April 3, 2020 subpoenas, making additional requests, and expanding the inquiry to include 41 other states (Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, and Wisconsin) and the District of Columbia. Also on August 11, 2020, we received from the Attorney General of the State of New Jersey a subpoena that is essentially identical to the August 11, 2020 Maryland subpoena, both as to substance and as to the jurisdictions identified. The Company has been informed that the State of Kansas, the State of Texas, and the State of Iowa have withdrawn from the multi-state investigation. We are cooperating with these investigations and cannot predict their eventual scope, duration, or outcome at this time. In September 2025, we made an offer to jointly settle this matter and the New York Attorney General matter discussed above on terms that included, among other things, a proposed cash payment of $45.0 million. In January 2026, we reached preliminary alignment with representatives of the agencies involved in this matter and the New York Attorney General matter discussed above on certain material terms of a potential settlement of those legal matters, including a potential cash payment by us of $75.5 million. Discussions with respect to resolution of those matters are ongoing. Until this matter is fully and finally resolved, the Company intends to vigorously defend itself.

Litigation Resolved during 2025

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
Lease Commitments

We lease office equipment that, in the normal course of business, we expect to have to renew or replace with other leases. Total rental expense on all operating leases was $2.2 million for 2025, $2.0 million for 2024, and $1.2 million for 2023. Contingent rentals under the operating leases were insignificant. Our total minimum future lease commitments under operating leases as of December 31, 2025 are as follows:

(In millions)
Year	Minimum Future Lease Commitments
2026	$1.3
2027	0.7
2028	0.4
2029	0.1
2030	—
Total	$2.5

16.    SUBSEQUENT EVENTS

On January 15, 2026, we extended the date on which our $100.0 million Term ABS 2021-1 financing will cease to revolve from February 17, 2026 to January 18, 2028. The interest rate on borrowings under the financing was decreased from SOFR plus 220 basis points to SOFR plus 140 basis points.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2025, and their attestation report dated February 13, 2026 expressed an unqualified opinion on our internal control over financial reporting and is included in this Item 9A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Credit Acceptance Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Credit Acceptance Corporation (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 13, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 13, 2026

ITEM 9B.    OTHER INFORMATION

During the quarter ended December 31, 2025, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of Credit Acceptance Corporation, except for the following Rule 10b5-1 trading arrangements, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c), that were adopted or terminated during such quarter:

Name and Title of Director or Officer	Action	Date	Aggregate Number of Securities to be Sold Pursuant to the Trading Arrangement	Expiration Date of the Trading Arrangement (1)
Andrew K. Rostami Chief Marketing and Product Officer	Adoption	11/5/2025	Up to 1,159 shares of common stock underlying employee restricted stock units (2)	6/30/2026
Andrew K. Rostami Chief Marketing and Product Officer	Termination	12/15/2025	N/A (3)	N/A (3)

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
(3)    On December 15, 2025, Mr. Rostami terminated the trading arrangement he had adopted on November 5, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth (1) the number of shares of common stock to be issued upon the exercise of outstanding stock options or restricted stock units, (2) the weighted average exercise price of outstanding options, if applicable, and (3) the number of shares remaining available for future issuance, as of December 31, 2025:

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options (a)	Number of shares remaining available for future issuance under equity compensation plans (b)
Equity compensation plan approved by shareholders:
Incentive Plan	1,282,865	$371.79	21,270

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
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
— Consolidated Balance Sheets as of December 31, 2025 and 2024
— Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023
— Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023
— Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024, and 2023
— Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
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

4.51	Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of June 16, 2022, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.100 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.52	Ninth Amendment to the Sixth Amended and Restated Credit Agreement and Extension Agreement, dated as of June 22, 2022, among the Company, Comerica Bank and the other banks signatory thereto and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.101 to the Company’s Current Report on Form 8-K filed June 23, 2022).
4.53	Amendment No. 1 to Loan and Security Agreement and Backup Servicing Agreement, dated as of August 12, 2022, among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.102 to the Company’s Current Report on Form 8-K filed August 17, 2022).
4.54	Second Amendment to Loan and Security Agreement, dated as of July 22, 2022, among Credit Acceptance Corporation, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.103 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).
4.55	Seventh Amendment to Loan and Security Agreement, dated as of July 28, 2022, among Credit Acceptance Corporation, CAC Warehouse Funding LLC V and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.104 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).
4.56	Second Amendment to Loan and Security Agreement, dated as of July 28, 2022, among Credit Acceptance Corporation, Credit Acceptance Funding LLC 2021-1 and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.105 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022).
4.57	Indenture dated as of November 3, 2022, between Credit Acceptance Auto Loan Trust 2022-3 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.106 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.58	Sale and Servicing Agreement, dated as of November 3, 2022, among the Company, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Funding LLC 2022-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.107 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.59	Backup Servicing Agreement, dated as of November 3, 2022, among the Company, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Funding LLC 2022-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.108 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.60	Amended and Restated Trust Agreement, dated as of November 3, 2022, between Credit Acceptance Funding LLC 2022-3, each of the initial members of the Board of Trustees of the Trust, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.109 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.61	Sale and Contribution Agreement, dated as of November 3, 2022, between the Company and Credit Acceptance Funding LLC 2022-3 (incorporated by reference to Exhibit 4.110 to the Company’s Current Report on Form 8-K filed November 9, 2022).
4.62	Loan and Security Agreement, dated as of December 15, 2022, among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, BMO Capital Markets Corp., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed December 21, 2022).
4.63	Backup Servicing Agreement, dated as of December 15, 2022, among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, BMO Capital Markets Corp., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.113 to the Company’s Current Report on Form 8-K filed December 21, 2022).
4.64	Sale and Contribution Agreement, dated as of December 15, 2022, between the Company and Credit Acceptance Funding LLC 2022-2 (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed December 21, 2022).

4.65	Eighth Amendment to Loan and Security Agreement, dated as of December 27, 2022, among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.116 to the Company’s Current Report on Form 8-K filed January 3, 2023).
4.66	Third Amendment to Loan and Security Agreement, dated as of December 27, 2022, among the Company, Credit Acceptance Funding LLC 2021-1, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Current Report on Form 8-K filed January 3, 2023).
4.67	Amendment No. 1 to Letter Agreement dated November 15, 2022, between Chapter 4 Properties LLC and Comerica Bank (incorporated by reference to Exhibit 4.110 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).
4.68	Indenture, dated as of March 16, 2023, between Credit Acceptance Auto Loan Trust 2023-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.111 to the Company’s Current Report on Form 8-K filed March 22, 2023).
4.69	Backup Servicing Agreement, dated as of March 16, 2023, among the Company, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Auto Loan Trust 2023-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.112 to the Company’s Current Report on Form 8-K filed March 22, 2023).
4.70	Sale and Contribution Agreement, dated as of March 16, 2023, between the Company and Credit Acceptance Funding LLC 2023-1 (incorporated by reference to Exhibit 4.114 to the Company’s Current Report on Form 8-K filed March 22, 2023).
4.71	Amended and Restated Trust Agreement, dated as of March 16, 2023, among Credit Acceptance Funding LLC 2023-1, the initial members of the Board of Trustees of the Trust, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.115 to the Company’s Current Report on Form 8-K filed March 16, 2023).
4.72	Sale and Servicing Agreement, dated as of March 16, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Funding LLC 2023-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.116 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023).
4.73	Amendment No. 1 to the Seventh Amended and Restated Loan and Security Agreement, dated as of April 28, 2023, among the Company, CAC Warehouse Funding LLC II, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.117 to the Company’s Current Report on Form 8-K filed May 4, 2023).
4.74	Indenture, dated as of May 25, 2023, between Credit Acceptance Auto Loan Trust 2023-2 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.118 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.75	Backup Servicing Agreement, dated as of May 25, 2023, among the Company, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Auto Loan Trust 2023-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.119 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.76	Sale and Contribution Agreement, dated as of May 25, 2023, between the Company and Credit Acceptance Funding LLC 2023-2 (incorporated by reference to Exhibit 4.121 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.77	Amended and Restated Trust Agreement, dated as of May 25, 2023, among Credit Acceptance Funding LLC 2023-2, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.122 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.78	Sale and Servicing Agreement, dated as of May 25, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Funding LLC 2023-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.123 to the Company’s Current Report on Form 8-K filed June 1, 2023).
4.79	Eleventh Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 22, 2023, among the Company, Comerica Bank and the other banks signatory thereto, and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.124 to the Company’s Current Report on Form 8-K filed June 28, 2023).
4.80	Amendment No. 2 to Loan and Security Agreement, dated as of May 15, 2023, among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.125 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023).
4.81	Ninth Amendment to Loan and Security Agreement, dated as of July 10, 2023, among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.126 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023).

4.82	Fourth Amendment to Loan and Security Agreement, dated as of July 10, 2023, among the Company, Credit Acceptance Funding LLC 2021-1, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.127 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023).
4.83	Fifth Amendment to Loan and Security Agreement, dated as of August 4, 2023, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, N.A. (incorporated by reference to Exhibit 4.128 to the Company's Current Report on Form 8-K filed August 9, 2023).
4.84	Indenture, dated as of August 24, 2023, between Credit Acceptance Auto Loan Trust 2023-3 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.129 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.85	Backup Servicing Agreement, dated as of August 24, 2023, among the Company, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Auto Loan Trust 2023-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.130 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.86	Sale and Contribution Agreement, dated as of August 24, 2023, between the Company and Credit Acceptance Funding LLC 2023-3 (incorporated by reference to Exhibit 4.132 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.87	Amended and Restated Trust Agreement, dated as of August 24, 2023, among Credit Acceptance Funding LLC 2023-3, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.133 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.88	Sale and Servicing Agreement, dated as of August 24, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Funding LLC 2023-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.134 to the Company's Current Report on Form 8-K filed August 30, 2023).
4.89	Third Amendment to Loan and Security Agreement, dated as of September 21, 2023, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A., and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.135 to the Company's Current Report on Form 8-K filed September 26, 2023).
4.90	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of August 30, 2023, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.136 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).
4.91	First Amendment to Loan and Security Agreement, dated as of August 30, 2023, among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, and BMO Capital Markets Corp. (incorporated by reference to Exhibit 4.137 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).
4.92	Indenture, dated as of December 21, 2023, between Credit Acceptance Auto Loan Trust 2023-5 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.143 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.93	Backup Servicing Agreement, dated as of December 21, 2023, among the Company, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Auto Loan Trust 2023-5, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.144 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.94	Sale and Contribution Agreement, dated as of December 21, 2023, between the Company and Credit Acceptance Funding LLC 2023-5 (incorporated by reference to Exhibit 4.146 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.95	Amended and Restated Trust Agreement, dated as of December 21, 2023, among Credit Acceptance Funding LLC 2023-5, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.147 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.96	Sale and Servicing Agreement, dated as of December 21, 2023, among the Company, Credit Acceptance Auto Loan Trust 2023-5, Credit Acceptance Funding LLC 2023-5, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.148 to the Company’s Current Report on Form 8-K filed December 27, 2023).
4.97	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of December 29, 2023, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp., Computershare Trust Company, N.A., and (with respect to Section 9 thereof) Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.149 to the Company’s Current Report on Form 8-K filed January 4, 2024).

4.98	Fifth Amendment to Loan and Security Agreement, dated as of February 16, 2024, among the Company, Credit Acceptance Funding LLC 2021-1, Fifth Third Bank, National Association, and Systems and Services Technologies, Inc. (incorporated by reference to Exhibit 4.132 to the Company’s Current Report on Form 8-K filed February 22, 2024).
4.99	Sale and Servicing Agreement, dated as of February 27, 2024, among the Company, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Funding LLC 2024-A, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.133 to the Company’s Current Report on Form 8-K filed February 29, 2024).
4.100	Backup Servicing Agreement, dated as of February 27, 2024, among the Company, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Funding LLC 2024-A, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.134 to the Company’s Current Report on Form 8-K filed February 29, 2024).
4.101	Sale and Contribution Agreement, dated as of February 27, 2024, between the Company and Credit Acceptance Funding LLC 2024-A (incorporated by reference to Exhibit 4.136 to the Company’s Current Report on Form 8-K filed February 29, 2024).
4.102	Amended and Restated Trust Agreement, dated as of February 27, 2024, among Credit Acceptance Funding LLC 2024-A, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.137 to the Company’s Current Report on Form 8-K filed February 29, 2024).
4.103	Indenture, dated as of February 27, 2024, between Credit Acceptance Auto Loan Trust 2024-A and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.138 to the Company’s Current Report on Form 8-K filed February 29, 2024).
4.104	Indenture, dated as of March 28, 2024, between Credit Acceptance Auto Loan Trust 2024-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.139 to the Company’s Current Report on Form 8-K filed April 3, 2024).
4.105	Backup Servicing Agreement, dated as of March 28, 2024, among the Company, Credit Acceptance Funding LLC 2024-1, Credit Acceptance Auto Loan Trust 2024-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.140 to the Company’s Current Report on Form 8-K filed April 3, 2024).
4.106	Sale and Contribution Agreement, dated as of March 28, 2024, between the Company and Credit Acceptance Funding LLC 2024-1 (incorporated by reference to Exhibit 4.142 to the Company’s Current Report on Form 8-K filed April 3, 2024).
4.107	Amended and Restated Trust Agreement, dated as of March 28, 2024, among Credit Acceptance Funding LLC 2024-1, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.143 to the Company’s Current Report on Form 8-K filed April 3, 2024).
4.108	Sale and Servicing Agreement, dated as of March 28, 2024, among the Company, Credit Acceptance Auto Loan Trust 2024-1, Credit Acceptance Funding LLC 2024-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.144 to the Company’s Current Report on Form 8-K filed April 3, 2024).
4.109	Twelfth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 17, 2024, among the Company, Comerica Bank and the other banks signatory thereto, and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.145 to the Company’s Current Report on Form 8-K filed June 20, 2024).
4.110	Indenture, dated as of June 20, 2024, between Credit Acceptance Auto Loan Trust 2024-2 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.146 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.111	Backup Servicing Agreement, dated as of June 20, 2024, among the Company, Credit Acceptance Funding LLC 2024-2, Credit Acceptance Auto Loan Trust 2024-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.147 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.112	Sale and Contribution Agreement, dated as of June 20, 2024, between the Company and Credit Acceptance Funding LLC 2024-2 (incorporated by reference to Exhibit 4.149 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.113	Amended and Restated Trust Agreement, dated as of June 20, 2024, among Credit Acceptance Funding LLC 2024-2, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.150 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.114	Sale and Servicing Agreement, dated as of June 20, 2024, among the Company, Credit Acceptance Auto Loan Trust 2024-2, Credit Acceptance Funding LLC 2024-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.151 to the Company’s Current Report on Form 8-K filed June 26, 2024).

4.115	Second Amendment to Loan and Security Agreement, dated as of June 21, 2024, among the Company, Credit Acceptance Funding LLC 2022-2, Bank of Montreal, Fairway Finance Company, LLC, and BMO Capital Markets Corp. (incorporated by reference to Exhibit 4.152 to the Company’s Current Report on Form 8-K filed June 26, 2024).
4.116	Thirteenth Amendment to Sixth Amended and Restated Credit Agreement, dated as of July 26, 2024, among the Company, Comerica Bank and the other banks signatory thereto, and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.153 to the Company’s Current Report on Form 8-K filed July 31, 2024).
4.117	Consent, dated June 26, 2024, under the Loan and Security Agreement, dated as of November 30, 2023, among the Company, Credit Acceptance Funding LLC 2023-A, the lenders from time to time party thereto, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.154 to the Company’s Current Report on Form 8-K filed July 31, 2024).
4.118	Amendment No. 2 to the Seventh Amended and Restated Loan and Security Agreement, dated as of July 26, 2024, among CAC Warehouse Funding LLC II, the Company, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.155 to the Company’s Current Report on Form 8-K filed July 31, 2024).
4.119	Amendment No. 3 to Loan and Security Agreement, dated as of September 19, 2024, among the Company, Credit Acceptance Funding LLC 2019-2, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.156 to the Company’s Current Report on Form 8-K filed September 24, 2024).
4.110	Amendment No. 3 to the Seventh Amended and Restated Loan and Security Agreement, dated as of September 19, 2024, among CAC Warehouse Funding LLC II, the Company, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.157 to the Company’s Current Report on Form 8-K filed September 24, 2024).
4.111	Indenture, dated as of September 26, 2024, between Credit Acceptance Auto Loan Trust 2024-3 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.158 to the Company’s Current Report on Form 8-K filed October 2, 2024).
4.112	Backup Servicing Agreement, dated as of September 26, 2024, among the Company, Credit Acceptance Funding LLC 2024-3, Credit Acceptance Auto Loan Trust 2024-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.159 to the Company’s Current Report on Form 8-K filed October 2, 2024).
4.113	Sale and Contribution Agreement, dated as of September 26, 2024, between the Company and Credit Acceptance Funding LLC 2024-3 (incorporated by reference to Exhibit 4.161 to the Company’s Current Report on Form 8-K filed October 2, 2024).
4.114	Amended and Restated Trust Agreement, dated as of September 26, 2024, among Credit Acceptance Funding LLC 2024-3, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.162 to the Company’s Current Report on Form 8-K filed October 2, 2024).
4.115	Sale and Servicing Agreement, dated as of September 26, 2024, among the Company, Credit Acceptance Auto Loan Trust 2024-3, Credit Acceptance Funding LLC 2024-3, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.163 to the Company’s Current Report on Form 8-K filed October 2, 2024).
4.116	Sixth Amendment to Loan and Security Agreement, dated as of August 1, 2024, among the Company, CAC Warehouse Funding LLC VI, and Flagstar Bank, N.A. (incorporated by reference to Exhibit 4.164 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024).
4.117	Tenth Amendment to Loan and Security Agreement, dated as of December 5, 2024, among the Company, CAC Warehouse Funding LLC V, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.165 to the Company’s Current Report on Form 8-K filed December 10, 2024).
4.118	Loan and Security Agreement, dated as of December 20, 2024, among the Company, Credit Acceptance Funding LLC 2024-B, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.166 to the Company’s Current Report on Form 8-K filed December 23, 2024).
4.119	Backup Servicing Agreement, dated as of December 20, 2024 among the Company, Credit Acceptance Funding LLC 2024-B, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.167 to the Company’s Current Report on Form 8-K filed December 23, 2024).

4.120	Amended and Restated Intercreditor Agreement, dated December 20, 2024, among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2024-B, Credit Acceptance Funding LLC 2024-3, Credit Acceptance Funding LLC 2024-2, Credit Acceptance Funding LLC 2024-1, Credit Acceptance Funding LLC 2024-A, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Funding LLC 2023-A, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2021-4, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2024-3, Credit Acceptance Auto Loan Trust 2024-2, Credit Acceptance Auto Loan Trust 2024-1, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Auto Loan Trust 2023-5, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Auto Loan Trust 2022-1, Credit Acceptance Auto Loan Trust 2021-4, Computershare Trust Company, N.A., Bank of Montreal, Fifth Third Bank, National Association, Flagstar Bank, National Association, Citizens Bank, N.A., and Comerica Bank (incorporated by reference to Exhibit 4.168 to the Company’s Current Report on Form 8-K filed December 23, 2024).
4.121	Sale and Contribution Agreement, dated as of December 20, 2024, between the Company and Credit Acceptance Funding LLC 2024-B (incorporated by reference to Exhibit 4.169 to the Company’s Current Report on Form 8-K filed December 23, 2024).
4.122	Indenture, dated as of February 28, 2025, among the Company, the Guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.145 to the Company’s Current Report on Form 8-K filed on February 28, 2025).
4.123	Indenture, dated as of March 27, 2025, between the Credit Acceptance Auto Loan Trust 2025-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.146 to the Company’s Current Report on Form 8-K filed on April 2, 2025).
4.124	Sale and Contribution Agreement, dated as of March 27, 2025, between the Company and Credit Acceptance Funding 2025-1 (incorporated by reference to Exhibit 4.149 to the Company’s Current Report on Form 8-K filed April 2, 2025).
4.125	Amended and Restated Trust Agreement, dated as of March 27, 2025, among Credit Acceptance Funding LLC 2025-1, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.150 to the Company’s Current Report on Form 8-K filed on April 2, 2025).
4.126	Backup Servicing Agreement, dated as of March 27, 2025, among the Company, Credit Acceptance Funding LLC 2025-1, Credit Acceptance Auto Loan Trust 2025-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.147 to the Company’s Current Report on Form 8-K filed on April 2, 2025).
4.127	Sale and Servicing Agreement, dated as of March 27, 2025, among the Company, Credit Acceptance Auto Loan Trust 2025-1, Credit Acceptance Funding LLC 2025-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.151 to the Company’s Current Report on Form 8-K filed on April 2, 2025).
4.128	Indenture, dated as of December 19, 2023, among the Company, the Guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (the “2028 Notes Indenture”) (incorporated by reference to Exhibit 4.142 to the Company’s Current Report on Form 8-K filed on December 19, 2023).
4.129	First Supplemental Indenture, dated as of February 28, 2025, among the Company, the Guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee, relating to the 2028 Notes Indenture (incorporated by reference to Exhibit 4.153 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2025).
4.130	Fourth Amendment to Loan and Security Agreement, dated as of August 18, 2022, among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, N.A. (successor by conversion to Flagstar Bank, fsb) (incorporated by reference to Exhibit 4.154 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2025).
4.131	Fourteenth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 24, 2025, among the Company, Comerica Bank and the other banks signatory thereto, and Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.155 to the Company’s Current Report on Form 8-K filed on June 30, 2025).
4.132	Seventh Amendment to Loan and Security Agreement, dated as of July 11, 2025, among the Company, CAC Warehouse Funding LLC VI and Flagstar Bank, N.A. (incorporated by reference to Exhibit 4.156 to the Company’s Current Report on Form 8-K filed on July 16, 2025).
4.133	Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of July 30, 2025, among the Company, CAC Warehouse Funding LLC IV, Bank of Montreal, BMO Capital Markets Corp. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.157 to the Company’s Current Report on Form 8-K filed on August 4, 2025).

4.134	Fourth Amendment to Loan and Security Agreement, dated as of September 19, 2025, among the Company, CAC Warehouse Funding LLC VIII, Citizens Bank, N.A. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.158 to the Company’s Current Report on Form 8-K filed on September 24, 2025).
4.135	Indenture, dated as of November 13, 2025, between Credit Acceptance Auto Loan Trust 2025-2 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.159 to the Company’s Current Report on Form 8-K filed on November 17, 2025).
4.136	Sale and Contribution Agreement, dated as of November 13, 2025, between the Company and Credit Acceptance Funding LLC 2025-2 (incorporated by reference to Exhibit 4.162 to the Company’s Current Report on Form 8-K filed on November 17, 2025).
4.137	Backup Servicing Agreement, dated as of November 13, 2025, among the Company, Credit Acceptance Funding LLC 2025-2, Credit Acceptance Auto Loan Trust 2025-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.160 to the Company’s Current Report on Form 8-K filed on November 17, 2025).
4.138	Amended and Restated Trust Agreement, dated as of November 13, 2025, among Credit Acceptance Funding LLC 2025-2, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.163 to the Company’s Current Report on Form 8-K filed on November 17, 2025).
4.139	Sale and Servicing Agreement, dated as of November 13, 2025, among the Company, Credit Acceptance Auto Loan Trust 2025-2, Credit Acceptance Funding LLC 2025-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.164 to the Company’s Current Report on Form 8-K filed on November 17, 2025).
4.140	Sixth Amendment to Loan and Security Agreement and First Amendment to Backup Servicing Agreement, dated as of January 15, 2026, among the Company, Credit Acceptance Funding LLC 2021-1, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.165 to the Company’s Current Report on Form 8-K filed on January 20, 2026).
10.1	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10(q)(4) to the Company’s Current Report on Form 8-K filed February 28, 2007).*
10.2	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended, April 6, 2009 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 10, 2009).*
10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(11) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*
10.4	Form of Board of Directors Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10(q)(12) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).*
10.5	Restricted Stock Unit Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*
10.6	Restricted Stock Award Agreement, dated March 26, 2012, between the Company and Brett A. Roberts (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).*
10.7	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended March 26, 2012 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 5, 2012).*
10.8	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013).*
10.9	Shareholder Agreement, dated as of January 3, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed January 4, 2017).*
10.10	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).*
10.11	Amendment to Shareholder Agreement dated September 15, 2017, between the Company and Donald A. Foss (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017).*
10.12	Amendment to Shareholder Agreement dated November 29, 2017, between the Company and Donald A. Foss.*
10.13	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019).*
10.14	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).*

10.15	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021).*
10.16	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).*
10.17	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021).*
10.18
Settlement Agreement and Assurance of Discontinuance with the Commonwealth of Massachusetts (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed September 1, 2021).

10.19	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan as amended and restated April 12, 2021 (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed June 10, 2021).*
10.20	Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023).*
10.21	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended effective June 2, 2023 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023).*
10.22	Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan, as amended effective June 5, 2024 (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024).*
10.23	Amendment, effective September 19, 2024, to the Credit Acceptance Corporation Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024).*
10.24	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).*
10.25	Form of Restricted Stock Unit Award Agreement*
10.26	Executive Severance Agreement, dated as of October 27, 2025, between the Company and Vinayak Hegde*
10.27	Separation and Advisory Agreement, dated February 9, 2026, between the Company and Arthur Smith*
10.28	Separation and Advisory Agreement, dated February 9, 2026, between the Company and Daniel Ulatowski*
19	Securities trading policy.
21	List of Credit Acceptance Corporation subsidiaries.
23	Consent of Grant Thornton LLP.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy relating to recovery of erroneously awarded compensation (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).

*	Management contract or compensatory plan or arrangement.
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

CREDIT ACCEPTANCE CORPORATION

By:	/s/ VINAYAK R. HEGDE
Vinayak R. Hegde
Chief Executive Officer

Date:	February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 13, 2026 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ VINAYAK R. HEGDE	Chief Executive Officer and Director
Vinayak R. Hegde	(Principal Executive Officer)

/s/ JAY D. MARTIN	Chief Financial Officer
Jay D. Martin	(Principal Financial Officer and Principal Accounting Officer)

/s/ THOMAS N. TRYFOROS	Chair of the Board and Lead Director
Thomas N. Tryforos

/s/ KENNETH S. BOOTH	Director
Kenneth S. Booth

/s/ GLENDA J. FLANAGAN	Director
Glenda J. Flanagan

/s/ SEAN E. QUINN	Director
Sean E. Quinn

/s/ SCOTT J. VASSALLUZZO	Director
Scott J. Vassalluzzo