Form 10-Q
period 2026-03-31
CREDIT ACCEPTANCE CORP
filed 2026-05-05
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The number of shares of Common Stock, $.01 par value, outstanding on April 23, 2026 was 10,460,071.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	March 31, 2026	December 31, 2025
ASSETS:
Cash and cash equivalents	$25.7	$22.8
Restricted cash and cash equivalents	525.7	477.9
Restricted securities available for sale	109.4	106.2

Loans receivable	11,578.5	11,511.5
Allowance for credit losses	(3,622.1)	(3,602.3)
Loans receivable, net	7,956.4	7,909.2

Property and equipment, net	13.2	12.6
Income taxes receivable	29.4	67.2
Other assets	34.8	35.8
Total assets	$8,694.6	$8,631.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$415.3	$400.2
Revolving secured lines of credit	219.6	107.3
Secured financing	5,100.3	5,158.8
Senior notes	1,088.7	1,087.8
Deferred income taxes, net	356.6	354.0
Total liabilities	7,180.5	7,108.1

Commitments and Contingencies - See Note 15
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 10,423,120 and 10,680,143 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	0.1	0.1
Paid-in capital	430.1	403.3
Retained earnings	1,083.6	1,119.2
Accumulated other comprehensive income	0.3	1.0
Total shareholders’ equity	1,514.1	1,523.6
Total liabilities and shareholders’ equity	$8,694.6	$8,631.7

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2026	2025
Revenue:
Finance charges	$538.4	$526.7
Premiums earned	23.2	23.5
Other income	18.4	20.9
Total revenue	580.0	571.1
Costs and expenses:
Salaries and wages	88.6	88.6
General and administrative	24.8	22.1
Sales and marketing	27.8	24.8
Total operating expenses	141.2	135.5

Provision for credit losses on forecast changes	54.4	76.3
Provision for credit losses on new Consumer Loan assignments	85.2	85.6
Total provision for credit losses	139.6	161.9

Interest	108.4	114.7
Provision for claims	15.8	16.1
Loss on extinguishment of debt	—	1.2
Total costs and expenses	405.0	429.4
Income before provision for income taxes	175.0	141.7
Provision for income taxes	39.2	35.4
Net income	$135.8	$106.3
Net income per share:
Basic	$12.64	$8.79
Diluted	$12.40	$8.66
Weighted average shares outstanding:
Basic	10,739,981	12,091,027
Diluted	10,954,097	12,279,446

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2026	2025
Net income	$135.8	$106.3
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(0.7)	0.9
Other comprehensive income (loss)	(0.7)	0.9
Comprehensive income	$135.1	$107.2

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended March 31, 2026
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	10,680,143	$0.1	$403.3	$1,119.2	$1.0	$1,523.6
Net income	—	—	—	135.8	—	135.8
Other comprehensive loss	—	—	—	—	(0.7)	(0.7)
Stock-based compensation	—	—	11.3	—	—	11.3
Repurchase of common stock	(365,258)	—	(7.5)	(171.4)	—	(178.9)
Restricted stock units settled in common stock	38,973	—	—	—	—	—
Stock options exercised	69,262	—	23.0	—	—	23.0
Balance, end of period	10,423,120	$0.1	$430.1	$1,083.6	$0.3	$1,514.1

(Dollars in millions)	For the Three Months Ended March 31, 2025
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,048,151	$0.1	$335.1	$1,414.7	$(0.3)	$1,749.6
Net income	—	—	—	106.3	—	106.3
Other comprehensive income	—	—	—	—	0.9	0.9
Stock-based compensation	—	—	12.9	—	—	12.9
Repurchase of common stock	(329,063)	—	(1.9)	(162.5)	—	(164.4)
Restricted stock units settled in common stock	11,963	—	—	—	—	—
Stock options exercised	16,800	—	5.6	—	—	5.6
Balance, end of period	11,747,851	$0.1	$351.7	$1,358.5	$0.6	$1,710.9

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$135.8	$106.3
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	139.6	161.9
Depreciation	0.7	1.2
Amortization	5.2	5.7
Provision for deferred income taxes	2.8	1.6
Stock-based compensation	11.3	12.9
Loss on extinguishment of debt	—	1.2
Other	(0.1)	0.2
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	13.4	27.3
Decrease (increase) in income taxes receivable	37.8	(2.2)
Increase in income taxes payable	—	26.8
Decrease in other assets	0.3	3.3
Net cash provided by operating activities	346.8	346.2
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(21.1)	(10.3)
Proceeds from sale of restricted securities available for sale	12.7	7.0
Maturities of restricted securities available for sale	4.4	1.8
Principal collected on Loans receivable	928.9	890.9
Advances to Dealers	(739.6)	(835.8)
Purchases of Consumer Loans	(329.0)	(276.9)
Accelerated payments of Dealer Holdback	(12.5)	(13.2)
Payments of Dealer Holdback	(34.6)	(54.8)
Purchases of property and equipment	(1.3)	(0.3)
Net cash used in investing activities	(192.1)	(291.6)
Cash Flows From Financing Activities:
Borrowings under revolving secured lines of credit	1,679.2	8.7
Repayments under revolving secured lines of credit	(1,566.9)	(7.4)
Proceeds from secured financing	251.0	651.0
Repayments of secured financing	(313.2)	(396.0)
Proceeds from issuance of senior notes	—	500.0
Repayment of senior notes	—	(400.0)
Payments of debt issuance costs	(0.2)	(10.6)
Repurchase of common stock	(178.9)	(164.4)
Proceeds from stock options exercised	23.0	5.6
Other	2.0	34.1
Net cash provided by (used in) financing activities	(104.0)	221.0
Net increase in cash and cash equivalents and restricted cash and cash equivalents	50.7	275.6
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	500.7	845.0
Cash and cash equivalents and restricted cash and cash equivalents end of period	$551.4	$1,120.6
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$97.7	$99.5
Cash paid during the period for income taxes, net of refunds	$0.3	$6.5

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of actual results achieved for full fiscal years. The consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025 for Credit Acceptance Corporation (the “Company”, “Credit Acceptance”, “we”, “our” or “us”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2026, for items that could potentially be recognized or disclosed in these financial statements. For additional information regarding subsequent events, see Note 16.

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

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended March 31,
Consumer Loan Assignment Volume	2026	2025
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	82.4%	82.0%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
June 30, 2024	78.5%	21.5%	77.3%	22.7%
September 30, 2024	79.5%	20.5%	78.4%	21.6%
December 31, 2024	78.7%	21.3%	77.7%	22.3%
March 31, 2025	77.0%	23.0%	75.1%	24.9%
June 30, 2025	71.6%	28.4%	68.3%	31.7%
September 30, 2025	73.1%	26.9%	70.6%	29.4%
December 31, 2025	74.7%	25.3%	72.4%	27.6%
March 31, 2026	72.0%	28.0%	69.2%	30.8%
(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program. Payments of Dealer Holdback (as defined below) and accelerated Dealer Holdback are not included.

In 2025, we expanded Dealer access to the Purchase Program for Consumer Loans to consumers with higher credit ratings. The higher percentage of Purchased Loans in Consumer Loan assignment volume since 2024 has been primarily related to Consumer Loans assigned under this expanded Dealer access.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Dealers have the opportunity to receive accelerated Dealer Holdback payments when certain criteria are met, including the closing of pools of Consumer Loans. The amount paid to the Dealer is calculated using a formula that considers the number of Consumer Loans assigned to the pool and the related forecasted collections and advance balance.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of March 31, 2026 and December 31, 2025, we had $25.4 million and $22.3 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of March 31, 2026 and December 31, 2025, we had $533.4 million and $473.6 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Cash and cash equivalents	$25.7	$22.8	$528.8	$343.7
Restricted cash and cash equivalents	525.7	477.9	591.8	501.3
Total cash and cash equivalents and restricted cash and cash equivalents	$551.4	$500.7	$1,120.6	$845.0

Restricted Securities Available for Sale

Restricted securities available for sale represent amounts held in a trust for future vehicle service contract claims. We determine the classification of our investments in debt securities at the time of purchase and reassess that classification at each balance sheet date. Debt securities we do not have the intent or ability to hold to maturity are classified as available for sale and stated at fair value, with unrealized gains and losses, net of income taxes, included in the determination of comprehensive income and reported as a component of shareholders’ equity.

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

When overall forecasted collection rates underperform our initial expectations, the decline in forecasted collections has a more adverse impact on the profitability of the Purchased Loans than on the profitability of the Dealer Loans. For Purchased Loans, the decline in forecasted collections is absorbed entirely by us. For Dealer Loans, the decline in the forecasted collections is largely mitigated by a decline in forecasted payments of Dealer Holdback.

Methodology Changes. For the three months ended March 31, 2026 and 2025, we did not make any methodology changes for Loans that had a material impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Finance Charges

Sources of Revenue. Finance charges consists of: (1) interest income earned on Loans; (2) administrative fees earned from ancillary products; (3) program fees charged to Dealers under the Portfolio Program; (4) Consumer Loan assignment fees charged to Dealers; and (5) direct origination costs incurred on Dealer Loans.

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

Reinsurance

Our wholly owned subsidiary VSC Re Company (“VSC Re”) is engaged in the business of reinsuring coverage under vehicle service contracts sold to consumers by Dealers on vehicles indirectly financed by us. VSC Re currently reinsures vehicle service contracts that are offered through one of our TPPs. Vehicle service contract premiums, which represent the selling price of the vehicle service contract to the consumer, net of fees and certain administrative costs, are contributed to a trust account controlled by VSC Re. These premiums are used to fund claims covered under the vehicle service contracts. VSC Re is a bankruptcy remote entity. As such, our exposure to fund claims is limited to the trust assets controlled by VSC Re and our net investment in VSC Re.

Premiums from the reinsurance of vehicle service contracts are recognized over the life of the policy in proportion to expected servicing costs, which are determined using our historical claims experience. Claims are expensed through a provision for claims in the period the claim was incurred. Capitalized acquisition costs are comprised of premium taxes and are amortized as general and administrative expense over the life of the contracts in proportion to premiums earned.

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

Senior Notes. The fair value is determined using quoted market prices in an active market.

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of March 31, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$25.7	$25.7	$22.8	$22.8
Restricted cash and cash equivalents	525.7	525.7	477.9	477.9
Restricted securities available for sale	109.4	109.4	106.2	106.2
Loans receivable, net	7,956.4	9,002.7	7,909.2	8,974.1
Liabilities
Revolving secured lines of credit	$219.6	$219.6	$107.3	$107.3
Secured financing	5,100.3	5,134.3	5,158.8	5,225.3
Senior notes	1,088.7	1,105.3	1,087.8	1,131.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Fair value represents an exit price — the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. We categorize our fair value measurements into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$25.7	$—	$—	$25.7
Restricted cash and cash equivalents (1)	525.7	—	—	525.7
Restricted securities available for sale (2)	88.4	21.0	—	109.4
Loans receivable, net (1)	—	—	9,002.7	9,002.7
Liabilities
Revolving secured lines of credit (1)	$—	$219.6	$—	$219.6
Secured financing (1)	3,483.2	1,651.1	—	5,134.3
Senior notes (1)	1,105.3	—	—	1,105.3

(In millions)	As of December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$22.8	$—	$—	$22.8
Restricted cash and cash equivalents (1)	477.9	—	—	477.9
Restricted securities available for sale (2)	84.7	21.5	—	106.2
Loans receivable, net (1)	—	—	8,974.1	8,974.1
Liabilities
Revolving secured lines of credit (1)	$—	$107.3	$—	$107.3
Secured financing (1)	3,825.1	1,400.2	—	5,225.3
Senior notes (1)	1,131.4	—	—	1,131.4

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$52.3	$0.4	$(0.1)	$52.6
U.S. Government and agency securities	35.9	0.1	(0.2)	35.8
Asset-backed securities	18.1	0.1	—	18.2
Mortgage-backed securities	2.8	—	—	2.8
Total restricted securities available for sale	$109.1	$0.6	$(0.3)	$109.4

(In millions)	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$53.1	$0.9	$(0.1)	$53.9
U.S. Government and agency securities	30.6	0.2	—	30.8
Asset-backed securities	18.5	0.2	—	18.7
Mortgage-backed securities	2.8	—	—	2.8
Total restricted securities available for sale	$105.0	$1.3	$(0.1)	$106.2

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of March 31, 2026
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$15.7	$(0.1)	$1.5	$—	$17.2	$(0.1)
U.S. Government and agency securities	20.7	(0.2)	1.5	—	22.2	(0.2)
Asset-backed securities	4.0	—	0.9	—	4.9	—
Total restricted securities available for sale	$40.4	$(0.3)	$3.9	$—	$44.3	$(0.3)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2025
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$1.1	$—	$4.1	$(0.1)	$5.2	$(0.1)
U.S. Government and agency securities	6.9	—	1.4	—	8.3	—
Asset-backed securities	—	—	1.2	—	1.2	—
Total restricted securities available for sale	$8.0	$—	$6.7	$(0.1)	$14.7	$(0.1)

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

(In millions)	As of
	March 31, 2026		December 31, 2025
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$6.8	$6.8	$9.6	$9.6
Over one year to five years	97.9	98.2	92.1	93.2
Over five years to ten years	4.4	4.4	3.3	3.4
Over ten years	—	—	—	—
Total restricted securities available for sale	$109.1	$109.4	$105.0	$106.2

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of March 31, 2026
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,824.2	$2,754.3	$11,578.5
Allowance for credit losses	(3,118.8)	(503.3)	(3,622.1)
Loans receivable, net	$5,705.4	$2,251.0	$7,956.4

(In millions)	As of December 31, 2025
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,790.8	$2,720.7	$11,511.5
Allowance for credit losses	(3,089.1)	(513.2)	(3,602.3)
Loans receivable, net	$5,701.7	$2,207.5	$7,909.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended March 31, 2026
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,790.8	$2,720.7	$11,511.5	$(3,089.1)	$(513.2)	$(3,602.3)	$5,701.7	$2,207.5	$7,909.2
Finance charges	554.2	222.7	776.9	(199.3)	(39.2)	(238.5)	354.9	183.5	538.4
Provision for credit losses	—	—	—	(71.7)	(67.9)	(139.6)	(71.7)	(67.9)	(139.6)
New Consumer Loan assignments (1)	739.6	329.0	1,068.6	—	—	—	739.6	329.0	1,068.6
Collections (2)	(1,037.6)	(433.3)	(1,470.9)	—	—	—	(1,037.6)	(433.3)	(1,470.9)
Accelerated Dealer Holdback payments	12.5	—	12.5	—	—	—	12.5	—	12.5
Dealer Holdback payments	34.6	—	34.6	—	—	—	34.6	—	34.6
Transfers (3)	(47.1)	47.1	—	14.9	(14.9)	—	(32.2)	32.2	—
Write-offs	(226.9)	(133.4)	(360.3)	226.9	133.4	360.3	—	—	—
Recoveries (4)	0.5	1.5	2.0	(0.5)	(1.5)	(2.0)	—	—	—
Deferral of Loan origination costs	3.6	—	3.6	—	—	—	3.6	—	3.6
Balance, end of period	$8,824.2	$2,754.3	$11,578.5	$(3,118.8)	$(503.3)	$(3,622.1)	$5,705.4	$2,251.0	$7,956.4

	For the Three Months Ended March 31, 2025
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,521.0	$2,768.1	$11,289.1	$(2,844.5)	$(594.3)	$(3,438.8)	$5,676.5	$2,173.8	$7,850.3
Finance charges	531.2	221.2	752.4	(181.9)	(43.8)	(225.7)	349.3	177.4	526.7
Provision for credit losses	—	—	—	(104.7)	(57.2)	(161.9)	(104.7)	(57.2)	(161.9)
New Consumer Loan assignments (1)	835.8	276.9	1,112.7	—	—	—	835.8	276.9	1,112.7
Collections (2)	(1,001.7)	(419.4)	(1,421.1)	—	—	—	(1,001.7)	(419.4)	(1,421.1)
Accelerated Dealer Holdback payments	13.2	—	13.2	—	—	—	13.2	—	13.2
Dealer Holdback payments	54.8	—	54.8	—	—	—	54.8	—	54.8
Transfers (3)	(40.4)	40.4	—	13.4	(13.4)	—	(27.0)	27.0	—
Write-offs	(183.6)	(145.8)	(329.4)	183.6	145.8	329.4	—	—	—
Recoveries (4)	0.3	1.2	1.5	(0.3)	(1.2)	(1.5)	—	—	—
Deferral of Loan origination costs	3.5	—	3.5	—	—	—	3.5	—	3.5
Balance, end of period	$8,734.1	$2,742.6	$11,476.7	$(2,934.4)	$(564.1)	$(3,498.5)	$5,799.7	$2,178.5	$7,978.2

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

(In millions)	For the Three Months Ended March 31, 2026
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$43.4	$41.8	$85.2
Forecast changes	28.3	26.1	54.4
Total	$71.7	$67.9	$139.6

(In millions)	For the Three Months Ended March 31, 2025
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$52.1	$33.5	$85.6
Forecast changes	52.6	23.7	76.3
Total	$104.7	$57.2	$161.9

The net Loan income (finance charge revenue less provision for credit losses expense) that we recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. Under CECL, we are required to recognize:
•a significant provision for credit losses expense at the time of assignment for contractual net cash flows we do not expect to realize; and
•finance charge revenue in subsequent periods that is significantly in excess of our expected yield.

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended March 31, 2026
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,200.0	$669.0	$1,869.0
Expected net cash flows at the time of assignment (2)	1,084.1	471.9	1,556.0
Loans receivable at the time of assignment (3)	739.6	329.0	1,068.6

Provision for credit losses expense at the time of assignment	$(43.4)	$(41.8)	$(85.2)
Expected future finance charges at the time of assignment (4)	387.9	184.7	572.6
Expected net Loan income at the time of assignment (5)	$344.5	$142.9	$487.4

(In millions)	For the Three Months Ended March 31, 2025
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,339.7	$563.6	$1,903.3
Expected net cash flows at the time of assignment (2)	1,206.7	401.3	1,608.0
Loans receivable at the time of assignment (3)	835.8	276.9	1,112.7

Provision for credit losses expense at the time of assignment	$(52.1)	$(33.5)	$(85.6)
Expected future finance charges at the time of assignment (4)	423.0	157.9	580.9
Expected net Loan income at the time of assignment (5)	$370.9	$124.4	$495.3

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
(4)Represents revenue that is expected to be recognized on a level-yield basis over the lives of the Loans.
(5)Represents the amount that expected net cash flows at the time of assignment exceed Loans receivable at the time of assignment.

A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended March 31, 2026
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,165.5	$3,444.7	$11,610.2
New Consumer Loan assignments (1)	1,084.1	471.9	1,556.0
Realized net cash flows (2)	(990.5)	(433.3)	(1,423.8)
Forecast changes	(9.1)	—	(9.1)
Transfers (3)	(48.5)	51.3	2.8
Balance, end of period	$8,201.5	$3,534.6	$11,736.1

(In millions)	For the Three Months Ended March 31, 2025
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,176.3	$3,383.9	$11,560.2
New Consumer Loan assignments (1)	1,206.7	401.3	1,608.0
Realized net cash flows (2)	(933.7)	(419.4)	(1,353.1)
Forecast changes	(24.6)	3.7	(20.9)
Transfers (3)	(41.5)	43.3	1.8
Balance, end of period	$8,383.2	$3,412.8	$11,796.0

(1)The Dealer Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under the Portfolio Program, less the related Dealer Holdback payments that we expected to make. The Purchased Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under the Purchase Program.
(2)The Dealer Loans amount represents repayments that we collected on Consumer Loans assigned under the Portfolio Program, less the Dealer Holdback and Accelerated Dealer Holdback payments that we made. The Purchased Loans amount represents repayments that we collected on Consumer Loans assigned under the Purchase Program.
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

The following table compares our aggregated forecast of Consumer Loan collection rates as of March 31, 2026 with the aggregated forecasts as of December 31, 2025 and at the time of assignment, segmented by year of assignment:

	Total Loans
	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2026	December 31, 2025	Initial Forecast	December 31, 2025	Initial Forecast
2017	64.8%	64.8%	64.0%	0.0%	0.8%
2018	65.6%	65.5%	63.6%	0.1%	2.0%
2019	67.3%	67.2%	64.0%	0.1%	3.3%
2020	68.1%	68.0%	63.4%	0.1%	4.7%
2021	64.0%	63.8%	66.3%	0.2%	-2.3%
2022	59.3%	59.3%	67.5%	0.0%	-8.2%
2023	63.1%	63.3%	67.5%	-0.2%	-4.4%
2024	65.3%	65.3%	67.2%	0.0%	-1.9%
2025	67.2%	67.2%	67.0%	0.0%	0.2%
2026	66.3%	—	66.6%	—	-0.3%

	Dealer Loans
	Forecasted Collection Percentage as of (1) (2)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2026	December 31, 2025	Initial Forecast	December 31, 2025	Initial Forecast
2017	64.1%	64.1%	63.8%	0.0%	0.3%
2018	65.0%	64.9%	63.6%	0.1%	1.4%
2019	66.9%	66.9%	63.9%	0.0%	3.0%
2020	67.9%	67.8%	63.3%	0.1%	4.6%
2021	63.7%	63.6%	66.3%	0.1%	-2.6%
2022	58.5%	58.5%	67.3%	0.0%	-8.8%
2023	61.9%	62.1%	66.8%	-0.2%	-4.9%
2024	64.0%	64.1%	66.3%	-0.1%	-2.3%
2025	65.6%	65.7%	65.5%	-0.1%	0.1%
2026	65.1%	—	65.3%	—	-0.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Purchased Loans
	Forecasted Collection Percentage as of (1) (2)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2026	December 31, 2025	Initial Forecast	December 31, 2025	Initial Forecast
2017	66.4%	66.4%	64.6%	0.0%	1.8%
2018	66.8%	66.8%	63.5%	0.0%	3.3%
2019	67.9%	67.9%	64.2%	0.0%	3.7%
2020	68.4%	68.4%	63.6%	0.0%	4.8%
2021	64.6%	64.4%	66.3%	0.2%	-1.7%
2022	61.3%	61.3%	68.0%	0.0%	-6.7%
2023	66.6%	66.8%	69.4%	-0.2%	-2.8%
2024	69.8%	69.9%	70.7%	-0.1%	-0.9%
2025	71.7%	71.9%	71.5%	-0.2%	0.2%
2026	69.7%	—	69.9%	—	-0.2%

(1)Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment, including both principal and interest. Forecasted collection rates are negatively impacted by canceled Consumer Loans because the contractual amount owed is not removed from the denominator used to calculate these rates. As a result, any declines in forecasted collection rates for Consumer Loans assigned in the most recent quarter primarily reflect the impact of cancellations rather than underlying Consumer Loan performance.
(2)The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

We evaluate and adjust the expected collection rate for each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of March 31, 2026 and December 31, 2025, segmented by year of assignment:

(In millions)	Total Loans as of March 31, 2026 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2021 and prior	$72.1	$39.8	$162.4	$249.7	$524.0
2022	302.7	101.1	236.3	8.5	648.6
2023	956.4	270.4	365.0	1.3	1,593.1
2024	2,126.0	581.5	476.9	0.1	3,184.5
2025	3,309.8	656.1	195.2	—	4,161.1
2026	1,419.0	48.2	—	—	1,467.2
	$8,186.0	$1,697.1	$1,435.8	$259.6	$11,578.5

(In millions)	Dealer Loans as of March 31, 2026 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2021 and prior	$47.3	$25.2	$104.8	$147.9	$325.2
2022	215.5	71.4	167.8	6.7	461.4
2023	685.4	197.4	269.0	1.0	1,152.8
2024	1,657.4	470.5	389.5	0.1	2,517.5
2025	2,541.0	538.2	162.9	—	3,242.1
2026	1,086.9	38.3	—	—	1,125.2
	$6,233.5	$1,341.0	$1,094.0	$155.7	$8,824.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Purchased Loans as of March 31, 2026 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2021 and prior	$24.8	$14.6	$57.6	$101.8	$198.8
2022	87.2	29.7	68.5	1.8	187.2
2023	271.0	73.0	96.0	0.3	440.3
2024	468.6	111.0	87.4	—	667.0
2025	768.8	117.9	32.3	—	919.0
2026	332.1	9.9	—	—	342.0
	$1,952.5	$356.1	$341.8	$103.9	$2,754.3

(In millions)	Total Loans as of December 31, 2025 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$20.0	$14.8	$66.0	$236.9	$337.7
2021	87.2	46.1	149.5	21.4	304.2
2022	370.8	130.6	268.0	6.0	775.4
2023	1,112.5	337.9	407.3	0.7	1,858.4
2024	2,394.0	711.8	501.5	—	3,607.3
2025	3,822.7	663.5	142.3	—	4,628.5
	$7,807.2	$1,904.7	$1,534.6	$265.0	$11,511.5

(In millions)	Dealer Loans as of December 31, 2025 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$11.8	$8.4	$38.9	$134.5	$193.6
2021	58.5	29.8	99.3	16.5	204.1
2022	265.2	92.1	190.1	4.7	552.1
2023	801.8	247.5	299.9	0.6	1,349.8
2024	1,882.7	581.3	412.4	—	2,876.4
2025	2,947.2	547.7	119.9	—	3,614.8
	$5,967.2	$1,506.8	$1,160.5	$156.3	$8,790.8

(In millions)	Purchased Loans as of December 31, 2025 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$8.2	$6.4	$27.1	$102.4	$144.1
2021	28.7	16.3	50.2	4.9	100.1
2022	105.6	38.5	77.9	1.3	223.3
2023	310.7	90.4	107.4	0.1	508.6
2024	511.3	130.5	89.1	—	730.9
2025	875.5	115.8	22.4	—	1,013.7
	$1,840.0	$397.9	$374.1	$108.7	$2,720.7

(1)As Consumer Loans are aggregated by Dealer for purposes of recognizing revenue and measuring credit losses, the Dealer Loan amount was estimated by allocating the balance of each Dealer Loan to the underlying Consumer Loans based on the forecasted future collections of each Consumer Loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
(2)As certain Consumer Loans are aggregated by Dealer for purposes of recognizing revenue and measuring credit losses, the Purchased Loan amount was estimated by allocating the balance of certain Purchased Loans to the underlying Consumer Loans based on the forecasted future collections of each Consumer Loan.
(3)Represents the Loan balance attributable to Consumer Loans outstanding within their initial loan terms.
(4)Represents the Loan balance attributable to Consumer Loans outstanding beyond their initial loan terms.
(5)We consider a Consumer Loan to be current for purposes of forecasting expected collection rates if contractual repayments are less than 11 days past due.

The following table summarizes the write-offs for Consumer Loan assignments for the three months ended March 31, 2026 and 2025, segmented by year of assignment:

(In millions)	For the Three Months Ended March 31, 2026
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2021 and prior	$93.0	$23.8	$116.8
2022	65.3	18.0	83.3
2023	37.4	30.6	68.0
2024	23.3	30.4	53.7
2025	7.4	28.4	35.8
2026	0.5	2.2	2.7
	$226.9	$133.4	$360.3

(In millions)	For the Three Months Ended March 31, 2025
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2020 and prior	$69.3	$31.4	$100.7
2021	34.2	17.1	51.3
2022	52.3	29.4	81.7
2023	14.7	37.5	52.2
2024	12.6	28.9	41.5
2025	0.5	1.5	2.0
	$183.6	$145.8	$329.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended March 31,
	2026	2025
Net assumed written premiums	$28.0	$25.6
Net premiums earned	23.2	23.5
Provision for claims	15.8	16.1
Amortization of capitalized acquisition costs	0.6	0.6

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet Location	March 31, 2026	December 31, 2025
Trust assets	Restricted cash and cash equivalents	$1.7	$0.7
Trust assets	Restricted securities available for sale	109.4	106.2
Unearned premium	Accounts payable and accrued liabilities	78.8	74.0
Claims reserve (1)	Accounts payable and accrued liabilities	5.4	5.9

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended March 31,
	2026	2025
Ancillary product profit sharing	$9.1	$8.7
Interest	4.8	8.4
Remarketing fees	4.1	3.4
Other	0.4	0.4
Total	$18.4	$20.9

Ancillary product profit sharing consists of payments received from TPPs based on the performance of vehicle service contracts and GAP contracts. These amounts are recognized as income over the life of the related contracts.

Interest income is earned on cash and cash equivalents, restricted cash and cash equivalents, and restricted securities available for sale. Interest income is generally recognized over time as it is earned. Interest income on restricted securities available for sale is recognized over the life of the underlying financial instruments using the interest method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended March 31, 2026
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$9.1	$4.8	$—	$0.1	$14.0
Dealers	—	—	4.1	0.3	4.4
Total	$9.1	$4.8	$4.1	$0.4	$18.4

Timing of Revenue Recognition
Over time	$9.1	$4.8	$—	$0.1	$14.0
At a point in time	—	—	4.1	0.3	4.4
Total	$9.1	$4.8	$4.1	$0.4	$18.4

9.           DEBT

Debt consists of the following:

(In millions)	As of March 31, 2026
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$219.6	$—	$—	$219.6
Secured financing (2)	5,118.4	(18.1)	—	5,100.3
Senior notes	1,100.0	(11.3)	—	1,088.7
Total debt	$6,438.0	$(29.4)	$—	$6,408.6

(In millions)	As of December 31, 2025
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$107.3	$—	$—	$107.3
Secured financing (2)	5,180.6	(21.7)	(0.1)	5,158.8
Senior notes	1,100.0	(12.2)	—	1,087.8
Total debt	$6,387.9	$(33.9)	$(0.1)	$6,353.9

(1)Excludes deferred debt issuance costs of $4.0 million and $4.5 million as of March 31, 2026 and December 31, 2025, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of March 31, 2026 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of March 31, 2026
Revolving Secured Line of Credit Facility	n/a	06/22/2028		$390.0	At our option, either the Secured Overnight Financing Rate (SOFR) plus 197.5 basis points or the prime rate plus 87.5 basis points
RTP Facility	n/a	—	(1)	20.0	SOFR plus 197.5 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	09/20/2027	(3)	500.0	SOFR plus 185.0 basis points
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	07/30/2028	(3)	300.0	SOFR plus 205.0 basis points
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/2027	(4)	250.0	SOFR plus 185.0 basis points
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2028	(3)	75.0	SOFR plus 185.0 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/19/2028	(3)	200.0	SOFR plus 185.0 basis points
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	09/15/2026	(5)	500.0	Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	01/18/2028	(6)	100.0	SOFR plus 140.0 basis points
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	06/15/2027	(5)	300.0	SOFR plus 246.4 basis points
Term ABS 2022-3 (2)	Credit Acceptance Funding LLC 2022-3	10/15/2024	(3)	389.9	Fixed rate
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/2025	(3)	400.0	Fixed rate
Term ABS 2023-2 (2)	Credit Acceptance Funding LLC 2023-2	05/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-3 (2)	Credit Acceptance Funding LLC 2023-3	08/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-5 (2)	Credit Acceptance Funding LLC 2023-5	12/15/2025	(3)	294.0	Fixed rate
Term ABS 2024-A (2)	Credit Acceptance Funding LLC 2024-A	02/15/2027	(5)	200.0	Fixed rate
Term ABS 2024-1 (2)	Credit Acceptance Funding LLC 2024-1	03/16/2026	(3)	500.0	Fixed rate
Term ABS 2024-2 (2)	Credit Acceptance Funding LLC 2024-2	06/15/2026	(3)	550.0	Fixed rate
Term ABS 2024-3 (2)	Credit Acceptance Funding LLC 2024-3	09/15/2026	(3)	600.0	Fixed rate
Term ABS 2024-B (2)	Credit Acceptance Funding LLC 2024-B	12/15/2027	(5)	300.0	Fixed rate
Term ABS 2025-1 (2)	Credit Acceptance Funding LLC 2025-1	03/15/2027	(3)	400.0	Fixed rate
Term ABS 2025-2 (2)	Credit Acceptance Funding LLC 2025-2	11/15/2027	(3)	500.0	Fixed rate
2028 Senior Notes	n/a	12/15/2028		600.0	Fixed rate
2030 Senior Notes	n/a	03/15/2030		500.0	Fixed rate

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
(6)Represents the revolving maturity date. The outstanding balance will amortize after the revolving maturity date and any amounts remaining on January 15, 2033 will be due on that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended March 31,
	2026	2025
Revolving Secured Lines of Credit
Maximum outstanding principal balance	$317.9	$1.8
Average outstanding principal balance	136.2	0.7
Warehouse Facility II
Maximum outstanding principal balance	251.0	251.0
Average outstanding principal balance	71.3	5.6
Warehouse Facility IV
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility V
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility VI
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—
Warehouse Facility VIII
Maximum outstanding principal balance	—	—
Average outstanding principal balance	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2026	December 31, 2025
Revolving Secured Lines of Credit
Principal balance outstanding	$219.6	$107.3
Amount available for borrowing (1)	190.4	302.7
Interest rate	5.64%	5.69%
Warehouse Facility II
Principal balance outstanding	$251.0	$—
Amount available for borrowing (1)	249.0	500.0
Loans pledged as collateral	352.3	—
Restricted cash and cash equivalents pledged as collateral	5.9	—
Interest rate	5.48%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	250.0	250.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	0.1
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	522.5	523.8
Restricted cash and cash equivalents pledged as collateral	47.8	42.1
Interest rate	5.43%	5.43%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	110.6	108.8
Restricted cash and cash equivalents pledged as collateral	10.0	8.8
Interest rate	5.07%	5.95%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2026	December 31, 2025
Term ABS 2022-1
Principal balance outstanding	$—	$44.8
Loans pledged as collateral	—	186.3
Restricted cash and cash equivalents pledged as collateral	—	19.7
Interest rate	—%	6.13%
Term ABS 2022-2
Principal balance outstanding	$300.0	$300.0
Loans pledged as collateral	320.9	325.0
Restricted cash and cash equivalents pledged as collateral	27.4	23.6
Interest rate	6.09%	6.12%
Term ABS 2022-3
Principal balance outstanding	$82.0	$127.0
Loans pledged as collateral	205.3	238.8
Restricted cash and cash equivalents pledged as collateral	24.8	23.0
Interest rate	9.00%	8.84%
Term ABS 2023-1
Principal balance outstanding	$155.0	$209.2
Loans pledged as collateral	255.7	293.5
Restricted cash and cash equivalents pledged as collateral	29.1	26.9
Interest rate	7.48%	7.32%
Term ABS 2023-2
Principal balance outstanding	$183.5	$242.7
Loans pledged as collateral	295.5	338.4
Restricted cash and cash equivalents pledged as collateral	31.8	28.6
Interest rate	6.91%	6.69%
Term ABS 2023-3
Principal balance outstanding	$252.4	$312.9
Loans pledged as collateral	326.9	371.3
Restricted cash and cash equivalents pledged as collateral	33.0	30.0
Interest rate	7.13%	6.99%
Term ABS 2023-5
Principal balance outstanding	$244.5	$294.0
Loans pledged as collateral	292.9	327.7
Restricted cash and cash equivalents pledged as collateral	31.1	28.9
Interest rate	6.62%	6.54%
Term ABS 2024-A
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	210.4	211.1
Restricted cash and cash equivalents pledged as collateral	18.9	16.6
Interest rate	7.45%	7.45%
Term ABS 2024-1
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	561.5	580.2
Restricted cash and cash equivalents pledged as collateral	50.6	44.0
Interest rate	6.01%	6.01%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	March 31, 2026	December 31, 2025
Term ABS 2024-2
Principal balance outstanding	$550.0	$550.0
Loans pledged as collateral	608.8	608.6
Restricted cash and cash equivalents pledged as collateral	50.0	42.9
Interest rate	6.21%	6.21%
Term ABS 2024-3
Principal balance outstanding	$600.0	$600.0
Loans pledged as collateral	658.6	668.7
Restricted cash and cash equivalents pledged as collateral	55.7	47.4
Interest rate	4.91%	4.91%
Term ABS 2024-B
Principal balance outstanding	$300.0	$300.0
Loans pledged as collateral	335.9	339.9
Restricted cash and cash equivalents pledged as collateral	26.7	22.5
Interest rate	6.13%	6.13%
Term ABS 2025-1
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	456.3	463.5
Restricted cash and cash equivalents pledged as collateral	37.6	32.1
Interest rate	5.26%	5.26%
Term ABS 2025-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	594.4	689.8
Restricted cash and cash equivalents pledged as collateral	43.6	39.0
Interest rate	4.77%	4.77%
2028 Senior Notes
Principal balance outstanding	$600.0	$600.0
Interest rate	9.250%	9.250%
2030 Senior Notes
Principal balance outstanding	$500.0	$500.0
Interest rate	6.625%	6.625%
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

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with each of these transactions, we conveyed Loans on an arms-length basis to a Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than the Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2024-B financings, conveyed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2024-B financings pledged the Loans for the benefit of their respective lenders. The Term ABS 2023-1, 2023-2, 2023-3, 2023-5, 2024-A, 2024-1, 2024-2, 2024-3, 2025-1, and 2025-2 financings each consist of three classes of notes (or, in the case of the Term ABS 2024-B, three classes of loans), while the Term ABS 2022-3 financing consists of four classes of notes.

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

If a Term ABS financing is in its revolving period, the applicable trust or Funding LLC is entitled to the portion of such collections available after application of any amounts necessary to acquire additional Loans from us and to pay accrued interest on the debt and any other transaction expenses, provided that any necessary principal payments are made to compensate for certain reductions in the balance of eligible loans and, except in the case of Term ABS 2021-1, certain reductions in forecasted collections. In addition, in our capacity as servicer of the Loans, we have a limited right to exercise a “clean-up call” option to purchase Loans from the Funding LLCs and/or the trusts under certain specified circumstances. For those Funding LLCs with a trust, when the trust’s indebtedness is paid in full, either through collections or through a prepayment of the indebtedness, the trust is to pay any remaining collections over to its Funding LLC as the sole beneficiary of the trust. For all Funding LLCs, after the indebtedness is paid in full, any remaining collections will ultimately be available to be distributed to us as the sole member of the respective Funding LLC.

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

Debt Covenants

As of March 31, 2026, we were in compliance with the covenants under our revolving secured line of credit facility, our Warehouse facilities, our Term ABS financings, the senior notes indentures, and the RTP Facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended March 31,
	2026		2025
	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax rate	$36.7	21.0%	$29.8	21.0%
State and local income taxes	3.5	2.0%	3.9	2.8%
Non-deductible executive compensation expense	-1.2	-0.7%	1.6	1.1%
Tax deficiency from stock-based compensation	0.2	0.1%	0.1	0.1%
Effective income tax rate	$39.2	22.4%	$35.4	25.0%

State and local income taxes

For the three months ended March 31, 2026, the impact of state and local income taxes on our effective income tax rate decreased from the same period in 2025, primarily due to a decrease in the proportion of our consolidated net income reserved for uncertain tax positions.

Non-deductible executive compensation expense

In the normal course of business, we recognize non-deductible executive compensation expense as an increase in provision for income taxes. For the three months ended March 31, 2026, the impact of non-deductible executive compensation expense decreased our provision for income taxes and our effective income tax rate, primarily as a result of the reversal of previously recognized non-deductible executive compensation expense due to the retirement of certain executive officers during the first quarter of 2026.

Tax deficiency or excess tax benefit from stock-based compensation

We recognize a tax deficiency or excess tax benefit when the tax deduction for the stock-based compensation expense of a stock award differs from the cumulative stock-based compensation expense recognized in the financial statements. The tax deficiency or excess tax benefit is recognized in provision for income taxes in the period in which the amount of the tax deduction is determined, which is when restricted stock units are settled in common stock or stock options are exercised. Tax deficiencies increase our effective income tax rate, while excess tax benefits reduce our effective income tax rate. We recognized a tax deficiency for the three months ended March 31, 2026 and 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended March 31,
	2026	2025
Weighted average shares outstanding:
Common shares	10,646,871	11,981,633
Vested restricted stock units	93,110	109,394
Basic number of weighted average shares outstanding	10,739,981	12,091,027
Dilutive effect of restricted stock units and stock options	214,116	188,419
Dilutive number of weighted average shares outstanding	10,954,097	12,279,446

The following outstanding stock awards were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2026	2025
Stock options	47,000	47,000
Restricted stock units	246,828	9,088
Total	293,828	56,088

12.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three months ended March 31, 2026 and 2025:

(Dollars in millions)	For the Three Months Ended March 31,
	2026		2025
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1) (2)	349,691	$171.3	325,498	$162.6
Other (3)	15,567	7.6	3,565	1.8
Total	365,258	$178.9	329,063	$164.4
(1)    Total cost of repurchases includes excise tax.
(2)     Represents repurchases under authorizations by our board of directors for the repurchase of shares by us from time to time in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or otherwise. On September 29, 2025, our board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of March 31, 2026, we had authorization to repurchase 1,411,075 shares of our common stock.
(3)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the settlement of restricted stock units in common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
13.         STOCK-BASED COMPENSATION PLANS

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2025	697,623	$443.27
Granted	36,655	485.14
Settled	(39,007)	484.64
Forfeited	(103,306)	472.96
Outstanding as of March 31, 2026	591,965	$437.96

The forfeitures of unvested restricted stock units were primarily due to the retirements of our former Chief Executive Officer, our former Chief Analytics Officer, and our former Chief Sales Officer during the first quarter of 2026.

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended March 31,
	2026	2025
Restricted stock units	$10.8	$10.6
Stock options	0.5	2.3
Total	$11.3	$12.9

Under our Amended and Restated Incentive Compensation Plan, we may grant stock-based awards — including restricted stock, restricted stock units, and stock options — to team members, officers, directors, and contractors. Rather than providing annual rolling equity awards to our executive officers and senior leaders, we use a multi-year compensation program that grants a one-time equity award at the beginning of the compensation program period that is intended to incentivize recipients over the multi-year compensation period. Our current compensation program for executive officers and senior leaders consists primarily of one-time equity awards with a 10-year vesting period. Based on the stock-based awards that are currently outstanding, we expect to recognize future stock-based compensation expense as follows:

(In millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2026	$29.1
2027	32.7
2028	27.1
2029	22.7
2030	21.3
Thereafter	83.2
Total	$216.1

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

Geographic Information

For the three months ended March 31, 2026 and 2025, all of our revenues were derived from the United States. As of March 31, 2026 and 2025, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of innovative financing solutions that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer ancillary products on vehicles indirectly financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during the three months ended March 31, 2026 and 2025. Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of March 31, 2026 and 2025.

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

The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. In many proceedings, including the specific actions described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties, and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated. The total recorded accrual balance as of March 31, 2026 for these matters was $82.6 million. An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity, and results of operations.

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

16.        SUBSEQUENT EVENTS

On May 5, 2026, we completed a $450.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 5.2% (including upfront fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 8 - Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as Part I - Item 1 - Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

For the three months ended March 31, 2026, consolidated net income was $135.8 million, or $12.40 per diluted share, compared to consolidated net income of $106.3 million, or $8.66 per diluted share, for the same period in 2025. The increase was primarily due to a decrease in provision for credit losses.

Our financial results for the three months ended March 31, 2026 included the following:
•$7.9 billion average balance of our Loan portfolio, consistent with the first quarter of 2025.
•Consumer Loan assignment unit volume of 95,992 and dollar volume of $1.1 billion, down 4.3% and 4.0%, respectively, compared to the first quarter of 2025.
•Forecasted net cash flows from our Loan portfolio declined modestly by $9.1 million, or 0.1%, representing the smallest quarterly change in the past three years.
•365,258 shares, or 3.4% of the shares outstanding at the beginning of the quarter, were repurchased at a cost of $178.9 million.
•$47.1 million in Dealer Holdback and accelerated Dealer Holdback payments to Dealers.
•$1.3 billion in liquidity (unrestricted cash and cash equivalents and amounts available for borrowing under revolving lines of credit) as of March 31, 2026.

Company highlights for the three months ended March 31, 2026 included the following:
•Enrolled 1,526 new Dealers in our programs with a record 10,977 active Dealers during the quarter, reflecting continued engagement across our dealer network.
•Made continued progress executing our product roadmap, including the following initiatives:
•AI-enabled call-center agent: In March 2026, 27% of inbound customer service and account solutions calls were routed to the AI agent, up from 6% in December 2025. We expect to further expand use of this agent in 2026, supporting more efficient and scalable servicing operations and enabling consumers to quickly access account information and complete payments.
•Digital credit applications: The number of Dealers using our digital applications product continues to grow, helping Dealers more efficiently and securely capture consumer information across in‑store, web, and marketing channels. During the first quarter of 2026, 2,383 Dealers used this product, up 30% from the previous quarter.
•New contract origination experience for Dealers: Since its February 2026 expansion, nearly 2,000 Dealers have enabled this experience as we focus on testing, learning, and refining the workflow. The experience is designed to support how franchise and large independent Dealers operate in today’s market, with features including deeper RouteOne e‑contracting integration, enhanced deal‑structuring and optimization tools, and broader support for finance and insurance products.

Critical Success Factors

Critical success factors include our ability to:
•accurately forecast Consumer Loan performance;
•access capital on acceptable terms; and
•maintain or grow Consumer Loan volume at the level and on the terms that we anticipate.

These factors support our long-term objective of maximizing economic profit, a non-GAAP financial measure we use to evaluate our financial results, determine profit-sharing for team members, and assess business decisions and strategies. Economic profit measures how efficiently we utilize our total capital, both debt and equity, and is a function of the return on capital in excess of the cost of capital and the amount of capital invested in the business.

Consumer Loan Metrics

At the time a Consumer Loan is submitted to us for assignment, we forecast future expected cash flows from the Consumer Loan. Based on the amount and timing of these forecasts and expected expense levels, an advance or one-time purchase payment is made to the related Dealer at a price designed to maximize economic profit.

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate for each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our aggregated forecast of Consumer Loan collection rates as of March 31, 2026, with the aggregated forecasts as of December 31, 2025 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)			Current Forecast Variance from
Consumer Loan Assignment Year	March 31, 2026	December 31, 2025	Initial Forecast	December 31, 2025	Initial Forecast
2017	64.8%	64.8%	64.0%	0.0%	0.8%
2018	65.6%	65.5%	63.6%	0.1%	2.0%
2019	67.3%	67.2%	64.0%	0.1%	3.3%
2020	68.1%	68.0%	63.4%	0.1%	4.7%
2021	64.0%	63.8%	66.3%	0.2%	-2.3%
2022	59.3%	59.3%	67.5%	0.0%	-8.2%
2023	63.1%	63.3%	67.5%	-0.2%	-4.4%
2024	65.3%	65.3%	67.2%	0.0%	-1.9%
2025	67.2%	67.2%	67.0%	0.0%	0.2%
2026	66.3%	—	66.6%	—	-0.3%
(1)Represents the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment, including both principal and interest. Forecasted collection rates are negatively impacted by canceled Consumer Loans because the contractual amount owed is not removed from the denominator used to calculate these rates. As a result, any declines in forecasted collection rates for Consumer Loans assigned in the most recent quarter primarily reflect the impact of cancellations rather than underlying Consumer Loan performance.

For the three months ended March 31, 2026, forecasted collection rates improved for Consumer Loans assigned in 2021, declined for Consumer Loans assigned in 2023, and were generally consistent with expectations at the start of the period for all other assignment years presented. For Consumer Loans assigned in 2026, the decline in the current forecasted collection rate from the initial forecast primarily reflects the impact of canceled Consumer Loans, as described in the footnote to the table above. These Consumer Loans are not seasoned enough for changes in forecasted collection rates to be meaningfully influenced by performance.

The changes to our forecast of future net cash flows from our Loan portfolio (forecasted collections less forecasted Dealer Holdback payments) for each of the last eight quarters are shown in the following table:

(Dollars in millions)	Decrease in Forecasted Net Cash Flows
Three Months Ended	Total Loans	% Change from Forecast at Beginning of Period
June 30, 2024	$(189.3)	-1.7%
September 30, 2024	(62.8)	-0.6%
December 31, 2024	(31.1)	-0.3%
March 31, 2025	(20.9)	-0.2%
June 30, 2025	(55.8)	-0.5%
September 30, 2025	(58.6)	-0.5%
December 31, 2025	(34.2)	-0.3%
March 31, 2026	(9.1)	-0.1%

The following table presents information on Consumer Loan assignments for each of the last 10 years:

	Average			Total Assignment Volume
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)	Unit Volume	Dollar Volume (2) (in millions)
2017	$20,230	$8,746	55	328,507	$2,873.1
2018	22,158	9,635	57	373,329	3,595.8
2019	23,139	10,174	57	369,805	3,772.2
2020	24,262	10,656	59	341,967	3,641.2
2021	25,632	11,790	59	268,730	3,167.8
2022	27,242	12,924	60	280,467	3,625.3
2023	27,025	12,475	61	332,499	4,147.8
2024	26,497	11,961	61	386,126	4,618.4
2025	25,423	11,428	60	337,411	3,856.1
2026 (3)	25,050	11,132	60	95,992	1,068.6

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
(3)Represents activity for the three months ended March 31, 2026. Information in this table for each of the years prior to 2026 represents activity for all 12 months of that year.

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate), and the percentage of the forecasted collections that had been realized as of March 31, 2026, as well as forecasted collection rates and spreads at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection % as of			Spread % as of
Consumer Loan Assignment Year	March 31, 2026	Initial Forecast	Advance % (1)	March 31, 2026	Initial Forecast	% of Forecast Realized (2)
2017	64.8%	64.0%	43.2%	21.6%	20.8%	99.6%
2018	65.6%	63.6%	43.5%	22.1%	20.1%	99.3%
2019	67.3%	64.0%	44.0%	23.3%	20.0%	98.8%
2020	68.1%	63.4%	43.9%	24.2%	19.5%	97.5%
2021	64.0%	66.3%	46.0%	18.0%	20.3%	93.9%
2022	59.3%	67.5%	47.4%	11.9%	20.1%	84.6%
2023	63.1%	67.5%	46.2%	16.9%	21.3%	70.0%
2024	65.3%	67.2%	45.1%	20.2%	22.1%	49.9%
2025	67.2%	67.0%	45.0%	22.2%	22.0%	23.1%
2026	66.3%	66.6%	44.5%	21.8%	22.1%	2.5%

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

The spread between the forecasted collection rate as of March 31, 2026 and the advance rate ranges from 11.9% to 24.2%, on an annual basis, for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The spreads with respect to 2021 through 2023 Consumer Loans have been negatively impacted by Consumer Loan performance, which has been lower than our initial estimates by a greater margin than the other years presented. The lower spread for 2026 Consumer Loans relative to 2025 Consumer Loans as of March 31, 2026 was primarily a result of Consumer Loan performance, as the performance of 2026 Consumer Loans has been lower than our initial estimates while performance of 2025 Consumer Loans has exceeded our initial estimates.

The following table compares our forecast of aggregate Consumer Loan collection rates as of March 31, 2026 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	March 31, 2026	Initial Forecast	Variance	March 31, 2026	Initial Forecast	Variance
2017	64.1%	63.8%	0.3%	66.4%	64.6%	1.8%
2018	65.0%	63.6%	1.4%	66.8%	63.5%	3.3%
2019	66.9%	63.9%	3.0%	67.9%	64.2%	3.7%
2020	67.9%	63.3%	4.6%	68.4%	63.6%	4.8%
2021	63.7%	66.3%	-2.6%	64.6%	66.3%	-1.7%
2022	58.5%	67.3%	-8.8%	61.3%	68.0%	-6.7%
2023	61.9%	66.8%	-4.9%	66.6%	69.4%	-2.8%
2024	64.0%	66.3%	-2.3%	69.8%	70.7%	-0.9%
2025	65.6%	65.5%	0.1%	71.7%	71.5%	0.2%
2026	65.1%	65.3%	-0.2%	69.7%	69.9%	-0.2%

(1)The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment. The forecasted collection rates represent the total forecasted collections we expect to collect on the Consumer Loans as a percentage of the repayments that we were contractually owed on the Consumer Loans at the time of assignment, including both principal and interest. Forecasted collection rates are negatively impacted by canceled Consumer Loans because the contractual amount owed is not removed from the denominator used to calculate these rates. As a result, any declines in forecasted collection rates for Consumer Loans assigned in the most recent quarter primarily reflect the impact of cancellations rather than underlying Consumer Loan performance.

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate) as of March 31, 2026 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2017	64.1%	42.1%	22.0%	66.4%	45.8%	20.6%
2018	65.0%	42.7%	22.3%	66.8%	45.2%	21.6%
2019	66.9%	43.1%	23.8%	67.9%	45.6%	22.3%
2020	67.9%	43.0%	24.9%	68.4%	45.5%	22.9%
2021	63.7%	45.1%	18.6%	64.6%	47.7%	16.9%
2022	58.5%	46.4%	12.1%	61.3%	50.1%	11.2%
2023	61.9%	44.8%	17.1%	66.6%	49.8%	16.8%
2024	64.0%	44.1%	19.9%	69.8%	48.9%	20.9%
2025	65.6%	43.2%	22.4%	71.7%	50.4%	21.3%
2026	65.1%	42.7%	22.4%	69.7%	49.2%	20.5%

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

The spread as of March 31, 2026 on both 2026 and 2025 Dealer Loans was 22.4%, reflecting the net impact of two offsetting factors. Consumer Loan performance decreased the spread from 2025 to 2026, primarily due to the performance of 2026 Dealer Loans, which has been lower than our initial estimates. The impact of Consumer Loan performance was offset by the higher initial spread on 2026 Dealer Loans, due to the advance rate decreasing by a greater margin than the initial forecast in our Dealer Loan portfolio.

The spread as of March 31, 2026 on 2026 Purchased Loans was 20.5%, as compared to a spread of 21.3% on 2025 Purchased Loans. The decrease was a result of (i) Consumer Loan performance, as the performance of 2026 Purchased Loans has been lower than our initial estimates while the performance of 2025 Purchased Loans has exceeded our initial estimates, and (ii) 2026 Purchased Loans having a lower initial spread, due to the initial forecast decreasing by a greater margin than the advance rate.

Access to Capital

Our strategy for accessing capital on acceptable terms needed to maintain and grow the business is to: (1) maintain consistent financial performance; (2) maintain modest financial leverage; and (3) maintain multiple funding sources. Our funded debt to equity ratio was 4.2 to 1 as of March 31, 2026. We currently utilize the following primary forms of debt financing: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last eight quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
June 30, 2024	20.9%	16.3%
September 30, 2024	17.7%	12.2%
December 31, 2024	0.3%	-4.9%
March 31, 2025	-10.1%	-15.5%
June 30, 2025	-14.6%	-18.8%
September 30, 2025	-16.5%	-19.4%
December 31, 2025	-9.1%	-11.3%
March 31, 2026	-4.3%	-4.0%

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

Unit and dollar volumes declined 4.3% and 4.0%, respectively, during the first quarter of 2026 as the number of active Dealers increased 1.7% and the average unit volume per active Dealer declined 6.5%. Unit volume for April 2026 decreased 5.1% compared to the same period in 2025.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2026	2025	% Change
Consumer Loan unit volume	95,992	100,278	-4.3%
Active Dealers (1)	10,977	10,789	1.7%
Average volume per active Dealer	8.7	9.3	-6.5%

Consumer Loan unit volume from Dealers active both periods	77,990	83,678	-6.8%
Dealers active both periods	7,005	7,005	—
Average volume per Dealer active both periods	11.1	11.9	-6.8%

Consumer Loan unit volume from Dealers not active both periods	18,002	16,600	8.4%
Dealers not active both periods	3,972	3,784	5.0%
Average volume per Dealer not active both periods	4.5	4.4	2.3%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended March 31,
	2026	2025	% Change
Consumer Loan unit volume from new active Dealers	3,768	4,229	-10.9%
New active Dealers (1)	1,265	1,195	5.9%
Average volume per new active Dealer	3.0	3.5	-14.3%

Attrition (2)	-16.6%	-16.2%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last eight quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
June 30, 2024	78.5%	21.5%	77.3%	22.7%
September 30, 2024	79.5%	20.5%	78.4%	21.6%
December 31, 2024	78.7%	21.3%	77.7%	22.3%
March 31, 2025	77.0%	23.0%	75.1%	24.9%
June 30, 2025	71.6%	28.4%	68.3%	31.7%
September 30, 2025	73.1%	26.9%	70.6%	29.4%
December 31, 2025	74.7%	25.3%	72.4%	27.6%
March 31, 2026	72.0%	28.0%	69.2%	30.8%
(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of March 31, 2026 and December 31, 2025, the net Dealer Loans receivable balance was 71.7% and 72.1%, respectively, of the total net Loans receivable balance. In 2025, we expanded Dealer access to the Purchase Program for Consumer Loans to consumers with higher credit ratings. The higher percentage of Purchased Loans in Consumer Loan assignment volume since 2024 has been primarily related to Consumer Loans assigned under this expanded Dealer access.

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue:
Finance charges	$538.4	$526.7	$11.7	2.2%
Premiums earned	23.2	23.5	(0.3)	-1.3%
Other income	18.4	20.9	(2.5)	-12.0%
Total revenue	580.0	571.1	8.9	1.6%
Costs and expenses:
Salaries and wages	88.6	88.6	0.0	0.0%
General and administrative	24.8	22.1	2.7	12.2%
Sales and marketing	27.8	24.8	3.0	12.1%
Total operating expenses	141.2	135.5	5.7	4.2%

Provision for credit losses on forecast changes	54.4	76.3	(21.9)	-28.7%
Provision for credit losses on new Consumer Loan assignments	85.2	85.6	(0.4)	-0.5%
Total provision for credit losses	139.6	161.9	(22.3)	-13.8%

Interest	108.4	114.7	(6.3)	-5.5%
Provision for claims	15.8	16.1	(0.3)	-1.9%
Loss on extinguishment of debt	—	1.2	(1.2)	—%
Total costs and expenses	405.0	429.4	(24.4)	-5.7%
Income before provision for income taxes	175.0	141.7	33.3	23.5%
Provision for income taxes	39.2	35.4	3.8	10.7%
Net income	$135.8	$106.3	$29.5	27.8%
Net income per share:
Basic	$12.64	$8.79	$3.85	43.8%
Diluted	$12.40	$8.66	$3.74	43.2%
Weighted average shares outstanding:
Basic	10,739,981	12,091,027	(1,351,046)	-11.2%
Diluted	10,954,097	12,279,446	(1,325,349)	-10.8%

Finance Charges. The increase of $11.7 million, or 2.2%, was primarily a result of an increase in the average yield on our Loan portfolio as follows:

(Dollars in millions)	For the Three Months Ended March 31,
	2026	2025	Change
Average net Loans receivable balance	$7,893.7	$7,882.4	$11.3
Average yield on our Loan portfolio	27.3%	26.7%	0.6%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended March 31, 2026:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended March 31, 2026
Due to an increase in the average yield	$10.9
Due to an increase in the average net Loans receivable balance	0.8
Total increase in finance charges	$11.7

The increase in the average yield on our Loan portfolio was primarily due to higher contractual yields on more recent Consumer Loan assignments.

Operating Expenses. The increase of $5.7 million, or 4.2%, was due to:
•An increase in sales and marketing expense of $3.0 million, or 12.1%, primarily due to increases in the size of our sales force and advertising expenses.
•An increase in general and administrative expense of $2.7 million, or 12.2%, primarily due to higher professional services costs related to strategic market analysis initiatives.

Provision for Credit Losses. The decrease of $22.3 million, or 13.8%, was primarily due to a decrease in provision for credit losses on forecast changes.

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

(In millions)	For the Three Months Ended March 31,
Impact on provision for credit losses	2026	2025	Change
Forecast changes	$54.4	$76.3	$(21.9)
New Consumer Loan assignments	85.2	85.6	(0.4)
Total	$139.6	$161.9	$(22.3)

The decrease in provision for credit losses related to forecast changes in the first quarter of 2026 compared to the first quarter of 2025 reflected a smaller decline in Consumer Loan performance and changes in forecasted net cash flow timing. During the first quarter of 2026, we decreased our estimate of future net cash flows modestly by $9.1 million, or 0.1%, and slowed our forecasted net cash flow timing to reflect lower-than-expected Consumer Loan prepayments, which remained below historical averages. During the first quarter of 2025, we decreased our estimate of future net cash flows by $20.9 million, or 0.2%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect lower-than-expected Consumer Loan prepayments.

Interest. The decrease in interest expense of $6.3 million, or 5.5%, was due to decreases in our average cost of debt and average outstanding debt balance.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:

(Dollars in millions)	For the Three Months Ended March 31,
	2026	2025	Change
Interest expense	$108.4	$114.7	$(6.3)
Average outstanding debt balance	6,271.8	6,398.3	(126.5)
Average cost of debt	6.9%	7.2%	-0.3%

Provision for Income Taxes. For the three months ended March 31, 2026, the effective income tax rate decreased to 22.4% from 25.0% for the same period in 2025. The decrease was primarily due to a reversal of previously recognized non-deductible executive compensation expenses, related to the retirement of executive officers during the first quarter of 2026, and a decrease in the impact of state and local income taxes on our effective income tax rate, primarily related to uncertain tax position estimates. For additional information, see Note 10 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement, and we were in compliance with those covenants as of March 31, 2026. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

We endeavor to run our business conservatively, with a large margin of safety in Loan pricing in the aggregate, low leverage on the balance sheet, and significant unused availability on our revolving credit facilities. Our forecasting models have performed best during relatively stable economic periods but have been less accurate during periods of volatility like we have experienced in recent years. Since forecasting collection rates is challenging, our business model is designed to produce acceptable returns in the aggregate even if Loan performance is worse than forecasted. When needed, we have made adjustments to our forecasts on both new and existing Loans, and our recent forecasts incorporate underperformance of post-pandemic vintages. We have also reduced advance rates to the Dealer on more recent vintages, which we believe increases the margin of safety in our business. Based on our current estimates, total forecasted collections for the portfolio as of March 31, 2026 are $12.3 billion, which provides over $4.5 billion of cushion to our lenders after considering $1.4 billion of estimated interest and operating expenses and $6.4 billion of outstanding debt.

Since 1998, we have completed 61 term securitizations totaling $17.6 billion of debt issued. We believe our securitization trusts contain a significant margin of safety for investors, including structural features such as overcollateralization, subordination, and reserve accounts to protect our investors against credit risk. Our securitization trusts have paid timely interest and principal of all maturing securities in full and have never experienced an early amortization event, event of default, or other adverse event that would cause early or late repayment. Our securitization transactions are generally structured to withstand a 35% decline in the forecasted collection rate before the most junior bond is at risk of taking a principal loss. Accordingly, we believe future net cash flows from collateral securing our outstanding securitization debt are more than sufficient to repay all future obligations of our outstanding securitization trusts.

On January 15, 2026, we extended the date on which our $100.0 million Term ABS 2021-1 financing will cease to revolve from February 17, 2026 to January 18, 2028. The interest rate on borrowings under the financing was decreased from the Secured Overnight Financing Rate (“SOFR”) plus 220 basis points to SOFR plus 140 basis points.

On May 5, 2026, we completed a $450.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 5.2% (including upfront fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

Cash and cash equivalents were $25.7 million as of March 31, 2026 and $22.8 million as of December 31, 2025. As of March 31, 2026 and December 31, 2025, we had $1,264.4 million and $1,627.7 million, respectively, in unused and available revolving lines of credit. Our total balance sheet indebtedness as of March 31, 2026 and December 31, 2025 was $6,408.6 million and $6,353.9 million, respectively.

A summary of our scheduled principal debt maturities as of March 31, 2026 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2026	$1,789.5
2027	2,247.5
2028	1,720.3
2029	180.7
2030	500.0
Over five years	—
Total	$6,438.0
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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these critical accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. These forward-looking statements represent our outlook only as of the date of this report. While we believe that our forward-looking statements are reasonable, actual results could differ materially since the statements are based on our current expectations, which are subject to risks and uncertainties. Factors that might cause such a difference include, but are not limited to, the factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, other risk factors discussed herein or listed from time to time in our reports filed with the SEC, and the following:

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a complete discussion of our market risk. There have been no material changes to the market risk information included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART II. - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

In the normal course of business and as a result of the consumer-oriented nature of the industry in which we operate, we and other industry participants are frequently subject to various consumer claims, litigation, and regulatory investigations seeking damages, fines, and statutory penalties. The claims allege, among other theories of liability, violations of state, federal, and foreign truth-in-lending, credit availability, credit reporting, consumer protection, warranty, debt collection, insurance, and other consumer-oriented laws and regulations, including claims seeking damages under the TCPA, for alleged physical and mental harm relating to the repossession and sale of consumers’ vehicles and other debt collection activities. As the assignee of Consumer Loans originated by Dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against Dealers. We may also have disputes and litigation with Dealers. The claims may allege, among other theories of liability, that we breached the Dealer servicing agreement. We may also have disputes and litigation with vendors and other third parties. The claims may allege, among other theories of liability, that we breached a license agreement or contract. The damages, fines, and penalties that may be claimed by consumers, regulatory agencies, Dealers, vendors, or other third parties in these types of matters can be substantial. The relief requested by plaintiffs varies but may include requests for compensatory, statutory, and punitive damages and injunctive relief, and plaintiffs may seek treatment as purported class actions or they may file individual arbitration demands for which arbitration providers may request separate filing fees. An adverse ultimate disposition in any action to which we are a party or otherwise subject, or the requirement to pay filing fees for a large number of individual arbitration demands, could have a material adverse impact on our financial position, liquidity, and results of operations.

For a description of significant litigation to which we are a party, see Note 15 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended March 31, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2026	272	(3)	$446.20	—	1,760,766
February 1 to February 28, 2026	53,620	(4)	479.07	40,488	1,720,278
March 1 to March 31, 2026	311,366	(5)	487.58	309,203	1,411,075
Total	365,258		486.30	349,691

(1)    Average price paid per share excludes excise tax. Our share repurchases in excess of issuances are subject to a 1% excise tax, which is recognized as part of the cost basis of the shares acquired in the Consolidated Statements of Shareholders’ Equity.
(2)    On September 29, 2025, our board of directors authorized the repurchase by us from time to time of up to two million shares of our common stock (the "September 2025 Authorization"). The September 2025 Authorization, which was announced on September 30, 2025, does not have a specified expiration date. Repurchases under the September 2025 Authorization may be made in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5‑1 under the Securities Exchange Act of 1934 or otherwise.
(3)    Consists of shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in shares of common stock and the vesting of restricted stock units.
(4)    Includes 13,132 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock and the vesting of restricted stock units.
(5)    Includes 2,163 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock and the vesting of restricted stock units.

ITEM 5.          OTHER INFORMATION

During the quarter ended March 31, 2026, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of Credit Acceptance Corporation, except for the following Rule 10b5-1 trading arrangement, which was intended to satisfy the affirmative defense of Rule 10b5‑1(c) and was terminated during such quarter:

Name and Title of Director or Officer	Action	Date	Aggregate Number of Securities to be Sold Pursuant to the Trading Arrangement	Expiration Date of the Trading Arrangement
Daniel A. Ulatowski Former Chief Sales Officer	Termination	02/26/2026	N/A (1)	N/A (1)

(1)    On February 26, 2026, Mr. Ulatowski terminated the trading arrangement he had adopted on August 8, 2025. The trading arrangement, which had an expiration date of August 4, 2026, provided for the sale of up to 20,000 shares of common stock underlying employee stock options through and including the earlier of such expiration date and the date when all shares subject to the trading arrangement had been sold. Mr. Ulatowski retired from the Company effective February 1, 2026.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.140	Sixth Amendment to Loan and Security Agreement and First Amendment to Backup Servicing Agreement, dated as of January 15, 2026, among the Company, Credit Acceptance Funding LLC 2021-1, and Fifth Third Bank, National Association (incorporated by reference to Exhibit 4.165 to the Company’s Current Report on Form 8-K filed on January 20, 2026).
10.27	Separation and Advisory Agreement, dated February 9, 2026, between the Company and Arthur Smith (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025).*
10.28	Separation and Advisory Agreement, dated February 9, 2026, between the Company and Daniel Ulatowski (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025).*
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Jay D. Martin
Jay D. Martin
Chief Financial Officer
(Principal Financial Officer)
Date:	May 5, 2026