Form 10-Q
period 2026-06-30
CREDIT ACCEPTANCE CORP
filed 2026-08-04
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The number of shares of Common Stock, $.01 par value, outstanding on July 23, 2026 was 10,380,580.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	June 30, 2026	December 31, 2025
ASSETS:
Cash and cash equivalents	$1.4	$22.8
Restricted cash and cash equivalents	490.7	477.9
Restricted securities available for sale	116.6	106.2

Loans receivable	11,608.7	11,511.5
Allowance for credit losses	(3,649.5)	(3,602.3)
Loans receivable, net	7,959.2	7,909.2

Property and equipment, net	14.1	12.6
Income taxes receivable	8.4	67.2
Other assets	32.2	35.8
Total assets	$8,622.6	$8,631.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$394.0	$400.2
Revolving secured lines of credit	177.8	107.3
Secured financing	5,019.0	5,158.8
Senior notes	1,089.4	1,087.8
Deferred income taxes, net	349.2	354.0
Income taxes payable	4.3	—
Total liabilities	7,033.7	7,108.1

Commitments and Contingencies - See Note 15
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 10,376,049 and 10,680,143 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	0.1	0.1
Paid-in capital	507.9	403.3
Retained earnings	1,081.1	1,119.2
Accumulated other comprehensive income (loss)	(0.2)	1.0
Total shareholders’ equity	1,588.9	1,523.6
Total liabilities and shareholders’ equity	$8,622.6	$8,631.7

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Finance charges	$546.2	$540.7	$1,084.6	$1,067.4
Premiums earned	24.6	24.1	47.8	47.6
Other income	16.6	19.0	35.0	39.9
Total revenue	587.4	583.8	1,167.4	1,154.9
Costs and expenses:
Salaries and wages	78.1	83.7	166.7	172.3
General and administrative	26.1	45.2	50.9	67.3
Sales and marketing	29.9	26.6	57.7	51.4
Total operating expenses	134.1	155.5	275.3	291.0

Provision for credit losses on forecast changes	81.6	101.3	136.0	177.6
Provision for credit losses on new Consumer Loan assignments	77.6	71.3	162.8	156.9
Total provision for credit losses	159.2	172.6	298.8	334.5

Interest	107.4	118.1	215.8	232.8
Provision for claims	18.1	19.8	33.9	35.9
Loss on extinguishment of debt	—	—	—	1.2
Total costs and expenses	418.8	466.0	823.8	895.4
Income before provision for income taxes	168.6	117.8	343.6	259.5
Provision for income taxes	32.7	30.4	71.9	65.8
Net income	$135.9	$87.4	$271.7	$193.7
Net income per share:
Basic	$12.97	$7.55	$25.61	$16.37
Diluted	$12.66	$7.42	$25.04	$16.11
Weighted average shares outstanding:
Basic	10,481,009	11,574,018	10,608,030	11,831,094
Diluted	10,734,652	11,771,525	10,851,014	12,023,903

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$135.9	$87.4	$271.7	$193.7
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(0.5)	0.4	(1.2)	1.3
Other comprehensive income (loss)	(0.5)	0.4	(1.2)	1.3
Comprehensive income	$135.4	$87.8	$270.5	$195.0

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended June 30, 2026
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	10,423,120	$0.1	$430.1	$1,083.6	$0.3	$1,514.1
Net income	—	—	—	135.9	—	135.9
Other comprehensive loss	—	—	—	—	(0.5)	(0.5)
Stock-based compensation	—	—	8.7	—	—	8.7
Repurchase of common stock	(262,963)	—	(3.0)	(138.4)	—	(141.4)
Restricted stock units settled in common stock	4,294	—	—	—	—	—
Stock options exercised	211,598	—	72.1	—	—	72.1
Balance, end of period	10,376,049	$0.1	$507.9	$1,081.1	$(0.2)	$1,588.9

(Dollars in millions)	For the Three Months Ended June 30, 2025
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	11,747,851	$0.1	$351.7	$1,358.5	$0.6	$1,710.9
Net income	—	—	—	87.4	—	87.4
Other comprehensive income	—	—	—	—	0.4	0.4
Stock-based compensation	—	—	12.7	—	—	12.7
Repurchase of common stock	(529,605)	—	(0.6)	(261.6)	—	(262.2)
Restricted stock units settled in common stock	3,375	—	—	—	—	—
Stock options exercised	15,775	—	5.5	—	—	5.5
Balance, end of period	11,237,396	$0.1	$369.3	$1,184.3	$1.0	$1,554.7

(Dollars in millions)	For the Six Months Ended June 30, 2026
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	10,680,143	$0.1	$403.3	$1,119.2	$1.0	$1,523.6
Net income	—	—	—	271.7	—	271.7
Other comprehensive loss	—	—	—	—	(1.2)	(1.2)
Stock-based compensation	—	—	20.0	—	—	20.0
Repurchase of common stock	(628,221)	—	(10.5)	(309.8)	—	(320.3)
Restricted stock units settled in common stock	43,267	—	—	—	—	—
Stock options exercised	280,860	—	95.1	—	—	95.1
Balance, end of period	10,376,049	$0.1	$507.9	$1,081.1	$(0.2)	$1,588.9

(Dollars in millions)	For the Six Months Ended June 30, 2025
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,048,151	$0.1	$335.1	$1,414.7	$(0.3)	$1,749.6
Net income	—	—	—	193.7	—	193.7
Other comprehensive income	—	—	—	—	1.3	1.3
Stock-based compensation	—	—	25.6	—	—	25.6
Repurchase of common stock	(858,669)	—	(2.5)	(424.1)	—	(426.6)
Restricted stock units settled to common stock	15,339	—	—	—	—	—
Stock options exercised	32,575	—	11.1	—	—	11.1
Balance, end of period	11,237,396	$0.1	$369.3	$1,184.3	$1.0	$1,554.7
See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$271.7	$193.7
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	298.8	334.5
Depreciation	1.4	2.1
Amortization	9.9	11.6
Provision for deferred income taxes	(4.5)	(13.3)
Stock-based compensation	20.0	25.6
Loss on extinguishment of debt	—	1.2
Other	(0.1)	0.1
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(8.2)	33.5
Decrease (increase) in income taxes receivable	58.8	(5.2)
Increase (decrease) in income taxes payable	4.3	(103.4)
Decrease in other assets	4.2	5.5
Net cash provided by operating activities	656.3	485.9
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(38.6)	(19.2)
Proceeds from sale of restricted securities available for sale	18.3	12.6
Maturities of restricted securities available for sale	8.5	7.5
Principal collected on Loans receivable	1,809.6	1,755.9
Advances to Dealers	(1,390.8)	(1,517.8)
Purchases of Consumer Loans	(677.0)	(592.9)
Accelerated payments of Dealer Holdback	(25.0)	(27.8)
Payments of Dealer Holdback	(65.6)	(103.5)
Purchases of property and equipment	(2.9)	(0.6)
Net cash used in investing activities	(363.5)	(485.8)
Cash Flows From Financing Activities:
Borrowings under revolving secured lines of credit	4,069.8	40.5
Repayments under revolving secured lines of credit	(3,999.3)	(39.1)
Proceeds from secured financing	826.0	651.0
Repayments of secured financing	(969.6)	(635.8)
Proceeds from issuance of senior notes	—	500.0
Repayment of senior notes	—	(400.0)
Payments of debt issuance costs	(5.7)	(12.3)
Repurchase of common stock	(320.3)	(426.6)
Proceeds from stock options exercised	95.1	11.1
Other	2.6	29.9
Net cash used in financing activities	(301.4)	(281.3)
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(8.6)	(281.2)
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	500.7	845.0
Cash and cash equivalents and restricted cash and cash equivalents end of period	$492.1	$563.8
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$207.2	$217.4
Cash paid during the period for income taxes, net of refunds	$13.8	$183.4

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2026, for items that could potentially be recognized or disclosed in these financial statements. We did not identify any subsequent events that would require disclosure in or adjustment to the consolidated financial statements.

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

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Consumer Loan Assignment Volume	2026	2025	2026	2025
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	79.2%	78.5%	80.9%	80.4%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
September 30, 2024	79.5%	20.5%	78.4%	21.6%
December 31, 2024	78.7%	21.3%	77.7%	22.3%
March 31, 2025	77.0%	23.0%	75.1%	24.9%
June 30, 2025	71.6%	28.4%	68.3%	31.7%
September 30, 2025	73.1%	26.9%	70.6%	29.4%
December 31, 2025	74.7%	25.3%	72.4%	27.6%
March 31, 2026	72.0%	28.0%	69.2%	30.8%
June 30, 2026	68.5%	31.5%	65.2%	34.8%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of June 30, 2026 and December 31, 2025, we had $1.0 million and $22.3 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of June 30, 2026 and December 31, 2025, we had $486.7 million and $473.6 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1.4	$22.8	$70.0	$343.7
Restricted cash and cash equivalents	490.7	477.9	493.8	501.3
Total cash and cash equivalents and restricted cash and cash equivalents	$492.1	$500.7	$563.8	$845.0

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

Methodology Changes. During the second quarter of 2025, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2024. For additional information, see Note 6. For the three and six months ended June 30, 2026 and 2025, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

Senior Notes. The fair value is determined using quoted market prices in an active market.

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$1.4	$1.4	$22.8	$22.8
Restricted cash and cash equivalents	490.7	490.7	477.9	477.9
Restricted securities available for sale	116.6	116.6	106.2	106.2
Loans receivable, net	7,959.2	9,010.3	7,909.2	8,974.1
Liabilities
Revolving secured lines of credit	$177.8	$177.8	$107.3	$107.3
Secured financing	5,019.0	5,046.4	5,158.8	5,225.3
Senior notes	1,089.4	1,128.6	1,087.8	1,131.4

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$1.4	$—	$—	$1.4
Restricted cash and cash equivalents (1)	490.7	—	—	490.7
Restricted securities available for sale (2)	99.7	16.9	—	116.6
Loans receivable, net (1)	—	—	9,010.3	9,010.3
Liabilities
Revolving secured lines of credit (1)	$—	$177.8	$—	$177.8
Secured financing (1)	3,521.2	1,525.2	—	5,046.4
Senior notes (1)	1,128.6	—	—	1,128.6

(In millions)	As of December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$22.8	$—	$—	$22.8
Restricted cash and cash equivalents (1)	477.9	—	—	477.9
Restricted securities available for sale (2)	84.7	21.5	—	106.2
Loans receivable, net (1)	—	—	8,974.1	8,974.1
Liabilities
Revolving secured lines of credit (1)	$—	$107.3	$—	$107.3
Secured financing (1)	3,825.1	1,400.2	—	5,225.3
Senior notes (1)	1,131.4	—	—	1,131.4

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$57.4	$0.3	$(0.2)	$57.5
U.S. Government and agency securities	42.7	—	(0.5)	42.2
Asset-backed securities	14.0	0.1	—	14.1
Mortgage-backed securities	2.8	—	—	2.8
Total restricted securities available for sale	$116.9	$0.4	$(0.7)	$116.6

(In millions)	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$53.1	$0.9	$(0.1)	$53.9
U.S. Government and agency securities	30.6	0.2	—	30.8
Asset-backed securities	18.5	0.2	—	18.7
Mortgage-backed securities	2.8	—	—	2.8
Total restricted securities available for sale	$105.0	$1.3	$(0.1)	$106.2

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of June 30, 2026
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$20.5	$(0.2)	$0.8	$—	$21.3	$(0.2)
U.S. Government and agency securities	37.7	(0.5)	1.5	—	39.2	(0.5)
Asset-backed securities	3.0	—	0.4	—	3.4	—
Mortgage-backed securities	2.8	—	—	—	2.8	—
Total restricted securities available for sale	$64.0	$(0.7)	$2.7	$—	$66.7	$(0.7)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2025
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$1.1	$—	$4.1	$(0.1)	$5.2	$(0.1)
U.S. Government and agency securities	6.9	—	1.4	—	8.3	—
Asset-backed securities	—	—	1.2	—	1.2	—
Total restricted securities available for sale	$8.0	$—	$6.7	$(0.1)	$14.7	$(0.1)

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

(In millions)	As of
	June 30, 2026		December 31, 2025
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$8.7	$8.7	$9.6	$9.6
Over one year to five years	100.0	99.7	92.1	93.2
Over five years to ten years	8.2	8.2	3.3	3.4
Over ten years	—	—	—	—
Total restricted securities available for sale	$116.9	$116.6	$105.0	$106.2

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of June 30, 2026
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,787.5	$2,821.2	$11,608.7
Allowance for credit losses	(3,137.5)	(512.0)	(3,649.5)
Loans receivable, net	$5,650.0	$2,309.2	$7,959.2

(In millions)	As of December 31, 2025
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,790.8	$2,720.7	$11,511.5
Allowance for credit losses	(3,089.1)	(513.2)	(3,602.3)
Loans receivable, net	$5,701.7	$2,207.5	$7,909.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended June 30, 2026
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,824.2	$2,754.3	$11,578.5	$(3,118.8)	$(503.3)	$(3,622.1)	$5,705.4	$2,251.0	$7,956.4
Finance charges	560.5	227.6	788.1	(202.3)	(39.6)	(241.9)	358.2	188.0	546.2
Provision for credit losses	—	—	—	(79.7)	(79.5)	(159.2)	(79.7)	(79.5)	(159.2)
New Consumer Loan assignments (1)	651.2	348.0	999.2	—	—	—	651.2	348.0	999.2
Collections (2)	(1,005.3)	(425.1)	(1,430.4)	—	—	—	(1,005.3)	(425.1)	(1,430.4)
Accelerated Dealer Holdback payments	12.5	—	12.5	—	—	—	12.5	—	12.5
Dealer Holdback payments	31.0	—	31.0	—	—	—	31.0	—	31.0
Transfers (3)	(39.1)	39.1	—	12.3	(12.3)	—	(26.8)	26.8	—
Write-offs	(251.6)	(124.9)	(376.5)	251.6	124.9	376.5	—	—	—
Recoveries (4)	0.6	2.2	2.8	(0.6)	(2.2)	(2.8)	—	—	—
Deferral of Loan origination costs	3.5	—	3.5	—	—	—	3.5	—	3.5
Balance, end of period	$8,787.5	$2,821.2	$11,608.7	$(3,137.5)	$(512.0)	$(3,649.5)	$5,650.0	$2,309.2	$7,959.2

	For the Three Months Ended June 30, 2025
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,734.1	$2,742.6	$11,476.7	$(2,934.4)	$(564.1)	$(3,498.5)	$5,799.7	$2,178.5	$7,978.2
Finance charges	548.1	224.2	772.3	(188.8)	(42.8)	(231.6)	359.3	181.4	540.7
Provision for credit losses	—	—	—	(102.0)	(70.6)	(172.6)	(102.0)	(70.6)	(172.6)
New Consumer Loan assignments (1)	682.0	316.0	998.0	—	—	—	682.0	316.0	998.0
Collections (2)	(993.4)	(416.0)	(1,409.4)	—	—	—	(993.4)	(416.0)	(1,409.4)
Accelerated Dealer Holdback payments	14.6	—	14.6	—	—	—	14.6	—	14.6
Dealer Holdback payments	48.7	—	48.7	—	—	—	48.7	—	48.7
Transfers (3)	(39.6)	39.6	—	12.1	(12.1)	—	(27.5)	27.5	—
Write-offs	(207.6)	(135.9)	(343.5)	207.6	135.9	343.5	—	—	—
Recoveries (4)	0.4	1.5	1.9	(0.4)	(1.5)	(1.9)	—	—	—
Deferral of Loan origination costs	3.7	—	3.7	—	—	—	3.7	—	3.7
Balance, end of period	$8,791.0	$2,772.0	$11,563.0	$(3,005.9)	$(555.2)	$(3,561.1)	$5,785.1	$2,216.8	$8,001.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	For the Six Months Ended June 30, 2026
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,790.8	$2,720.7	$11,511.5	$(3,089.1)	$(513.2)	$(3,602.3)	$5,701.7	$2,207.5	$7,909.2
Finance charges	1,114.7	450.3	1,565.0	(401.6)	(78.8)	(480.4)	713.1	371.5	1,084.6
Provision for credit losses	—	—	—	(151.4)	(147.4)	(298.8)	(151.4)	(147.4)	(298.8)
New Consumer Loan assignments (1)	1,390.8	677.0	2,067.8	—	—	—	1,390.8	677.0	2,067.8
Collections (2)	(2,042.9)	(858.4)	(2,901.3)	—	—	—	(2,042.9)	(858.4)	(2,901.3)
Accelerated Dealer Holdback payments	25.0	—	25.0	—	—	—	25.0	—	25.0
Dealer Holdback payments	65.6	—	65.6	—	—	—	65.6	—	65.6
Transfers (3)	(86.2)	86.2	—	27.2	(27.2)	—	(59.0)	59.0	—
Write-offs	(478.5)	(258.3)	(736.8)	478.5	258.3	736.8	—	—	—
Recoveries (4)	1.1	3.7	4.8	(1.1)	(3.7)	(4.8)	—	—	—
Deferral of Loan origination costs	7.1	—	7.1	—	—	—	7.1	—	7.1
Balance, end of period	$8,787.5	$2,821.2	$11,608.7	$(3,137.5)	$(512.0)	$(3,649.5)	$5,650.0	$2,309.2	$7,959.2

	For the Six Months Ended June 30, 2025
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,521.0	$2,768.1	$11,289.1	$(2,844.5)	$(594.3)	$(3,438.8)	$5,676.5	$2,173.8	$7,850.3
Finance charges	1,079.3	445.4	1,524.7	(370.7)	(86.6)	(457.3)	708.6	358.8	1,067.4
Provision for credit losses	—	—	—	(206.7)	(127.8)	(334.5)	(206.7)	(127.8)	(334.5)
New Consumer Loan assignments (1)	1,517.8	592.9	2,110.7	—	—	—	1,517.8	592.9	2,110.7
Collections (2)	(1,995.1)	(835.4)	(2,830.5)	—	—	—	(1,995.1)	(835.4)	(2,830.5)
Accelerated Dealer Holdback payments	27.8	—	27.8	—	—	—	27.8	—	27.8
Dealer Holdback payments	103.5	—	103.5	—	—	—	103.5	—	103.5
Transfers (3)	(80.0)	80.0	—	25.5	(25.5)	—	(54.5)	54.5	—
Write-offs	(391.2)	(281.7)	(672.9)	391.2	281.7	672.9	—	—	—
Recoveries (4)	0.7	2.7	3.4	(0.7)	(2.7)	(3.4)	—	—	—
Deferral of Loan origination costs	7.2	—	7.2	—	—	—	7.2	—	7.2
Balance, end of period	$8,791.0	$2,772.0	$11,563.0	$(3,005.9)	$(555.2)	$(3,561.1)	$5,785.1	$2,216.8	$8,001.9
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

(In millions)	For the Three Months Ended June 30, 2026
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$33.4	$44.2	$77.6
Forecast changes	46.3	35.3	81.6
Total	$79.7	$79.5	$159.2

(In millions)	For the Three Months Ended June 30, 2025
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$36.8	$34.5	$71.3
Forecast changes	65.2	36.1	101.3
Total	$102.0	$70.6	$172.6

(In millions)	For the Six Months Ended June 30, 2026
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$76.8	$86.0	$162.8
Forecast changes	74.6	61.4	136.0
Total	$151.4	$147.4	$298.8

(In millions)	For the Six Months Ended June 30, 2025
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$88.9	$68.0	$156.9
Forecast changes	117.8	59.8	177.6
Total	$206.7	$127.8	$334.5

The net Loan income (finance charge revenue less provision for credit losses expense) that we recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. Under CECL, we are required to recognize:
•a significant provision for credit losses expense at the time of assignment for contractual net cash flows we do not expect to realize; and
•finance charge revenue in subsequent periods that is significantly in excess of our expected yield.

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended June 30, 2026
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,048.0	$687.4	$1,735.4
Expected net cash flows at the time of assignment (2)	950.8	490.6	1,441.4
Loans receivable at the time of assignment (3)	651.2	348.0	999.2

Provision for credit losses expense at the time of assignment	$(33.4)	$(44.2)	$(77.6)
Expected future finance charges at the time of assignment (4)	333.0	186.8	519.8
Expected net Loan income at the time of assignment (5)	$299.6	$142.6	$442.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended June 30, 2025
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,087.2	$614.1	$1,701.3
Expected net cash flows at the time of assignment (2)	984.1	447.9	1,432.0
Loans receivable at the time of assignment (3)	682.0	316.0	998.0

Provision for credit losses expense at the time of assignment	$(36.8)	$(34.5)	$(71.3)
Expected future finance charges at the time of assignment (4)	338.9	166.4	505.3
Expected net Loan income at the time of assignment (5)	$302.1	$131.9	$434.0

(In millions)	For the Six Months Ended June 30, 2026
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,248.0	$1,356.4	$3,604.4
Expected net cash flows at the time of assignment (2)	2,034.9	962.5	2,997.4
Loans receivable at the time of assignment (3)	1,390.8	677.0	2,067.8

Provision for credit losses expense at the time of assignment	$(76.8)	$(86.0)	$(162.8)
Expected future finance charges at the time of assignment (4)	720.9	371.5	1,092.4
Expected net Loan income at the time of assignment (5)	$644.1	$285.5	$929.6

(In millions)	For the Six Months Ended June 30, 2025
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$2,426.9	$1,177.7	$3,604.6
Expected net cash flows at the time of assignment (2)	2,190.8	849.2	3,040.0
Loans receivable at the time of assignment (3)	1,517.8	592.9	2,110.7

Provision for credit losses expense at the time of assignment	$(88.9)	$(68.0)	$(156.9)
Expected future finance charges at the time of assignment (4)	761.9	324.3	1,086.2
Expected net Loan income at the time of assignment (5)	$673.0	$256.3	$929.3

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
(4)Represents revenue that is expected to be recognized on a level-yield basis over the lives of the Loans.
(5)Represents the amount that expected net cash flows at the time of assignment exceed Loans receivable at the time of assignment.

A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended June 30, 2026
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,201.5	$3,534.6	$11,736.1
New Consumer Loan assignments (1)	950.8	490.6	1,441.4
Realized net cash flows (2)	(961.8)	(425.1)	(1,386.9)
Forecast changes	(27.1)	(12.0)	(39.1)
Transfers (3)	(40.8)	43.0	2.2
Balance, end of period	$8,122.6	$3,631.1	$11,753.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended June 30, 2025
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,383.2	$3,412.8	$11,796.0
New Consumer Loan assignments (1)	984.1	447.9	1,432.0
Realized net cash flows (2)	(930.1)	(416.0)	(1,346.1)
Forecast changes	(39.6)	(16.2)	(55.8)
Transfers (3)	(42.1)	43.7	1.6
Balance, end of period	$8,355.5	$3,472.2	$11,827.7

(In millions)	For the Six Months Ended June 30, 2026
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,165.5	$3,444.7	$11,610.2
New Consumer Loan assignments (1)	2,034.9	962.5	2,997.4
Realized net cash flows (2)	(1,952.3)	(858.4)	(2,810.7)
Forecast changes	(36.2)	(12.0)	(48.2)
Transfers (3)	(89.3)	94.3	5.0
Balance, end of period	$8,122.6	$3,631.1	$11,753.7

(In millions)	For the Six Months Ended June 30, 2025
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,176.3	$3,383.9	$11,560.2
New Consumer Loan assignments (1)	2,190.8	849.2	3,040.0
Realized net cash flows (2)	(1,863.8)	(835.4)	(2,699.2)
Forecast changes	(64.2)	(12.5)	(76.7)
Transfers (3)	(83.6)	87.0	3.4
Balance, end of period	$8,355.5	$3,472.2	$11,827.7
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

The following table compares our aggregated forecast of Consumer Loan collection rates as of June 30, 2026 with the aggregated forecasts as of March 31, 2026, December 31, 2025 and at the time of assignment, segmented by year of assignment:

	Total Loans
	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2026	March 31, 2026	December 31, 2025	Initial Forecast	March 31, 2026	December 31, 2025	Initial Forecast
2017	64.8%	64.8%	64.8%	64.0%	0.0%	0.0%	0.8%
2018	65.6%	65.6%	65.5%	63.6%	0.0%	0.1%	2.0%
2019	67.3%	67.3%	67.2%	64.0%	0.0%	0.1%	3.3%
2020	68.1%	68.1%	68.0%	63.4%	0.0%	0.1%	4.7%
2021	64.1%	64.0%	63.8%	66.3%	0.1%	0.3%	-2.2%
2022	59.3%	59.3%	59.3%	67.5%	0.0%	0.0%	-8.2%
2023	62.9%	63.1%	63.3%	67.5%	-0.2%	-0.4%	-4.6%
2024	65.1%	65.3%	65.3%	67.2%	-0.2%	-0.2%	-2.1%
2025	66.9%	67.2%	67.2%	67.0%	-0.3%	-0.3%	-0.1%
2026	67.1%	66.3%	—	67.2%	0.8%	—	-0.1%

	Dealer Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2026	March 31, 2026	December 31, 2025	Initial Forecast	March 31, 2026	December 31, 2025	Initial Forecast
2017	64.1%	64.1%	64.1%	63.8%	0.0%	0.0%	0.3%
2018	65.0%	65.0%	64.9%	63.6%	0.0%	0.1%	1.4%
2019	66.9%	66.9%	66.9%	63.9%	0.0%	0.0%	3.0%
2020	67.9%	67.9%	67.8%	63.3%	0.0%	0.1%	4.6%
2021	63.8%	63.7%	63.6%	66.3%	0.1%	0.2%	-2.5%
2022	58.5%	58.5%	58.5%	67.3%	0.0%	0.0%	-8.8%
2023	61.6%	61.9%	62.1%	66.8%	-0.3%	-0.5%	-5.2%
2024	63.8%	64.0%	64.1%	66.3%	-0.2%	-0.3%	-2.5%
2025	65.3%	65.6%	65.7%	65.5%	-0.3%	-0.4%	-0.2%
2026	65.7%	65.1%	—	65.9%	0.6%	—	-0.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Purchased Loans
	Forecasted Collection Percentage as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2026	March 31, 2026	December 31, 2025	Initial Forecast	March 31, 2026	December 31, 2025	Initial Forecast
2017	66.4%	66.4%	66.4%	64.6%	0.0%	0.0%	1.8%
2018	66.8%	66.8%	66.8%	63.5%	0.0%	0.0%	3.3%
2019	67.9%	67.9%	67.9%	64.2%	0.0%	0.0%	3.7%
2020	68.4%	68.4%	68.4%	63.6%	0.0%	0.0%	4.8%
2021	64.7%	64.6%	64.4%	66.3%	0.1%	0.3%	-1.6%
2022	61.3%	61.3%	61.3%	68.0%	0.0%	0.0%	-6.7%
2023	66.3%	66.6%	66.8%	69.4%	-0.3%	-0.5%	-3.1%
2024	69.7%	69.8%	69.9%	70.7%	-0.1%	-0.2%	-1.0%
2025	71.5%	71.7%	71.9%	71.5%	-0.2%	-0.4%	0.0%
2026	70.2%	69.7%	—	70.3%	0.5%	—	-0.1%

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

We evaluate and adjust the expected collection rate for each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of June 30, 2026 and December 31, 2025, segmented by year of assignment:

(In millions)	Total Loans as of June 30, 2026 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2021 and prior	$45.0	$26.1	$118.8	$243.2	$433.1
2022	235.7	84.1	208.6	12.2	540.6
2023	794.6	235.1	335.4	2.1	1,367.2
2024	1,817.4	534.5	473.5	0.1	2,825.5
2025	2,800.1	688.8	269.2	—	3,758.1
2026	2,418.5	257.7	8.0	—	2,684.2
	$8,111.3	$1,826.3	$1,413.5	$257.6	$11,608.7

(In millions)	Dealer Loans as of June 30, 2026 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2021 and prior	$29.5	$16.5	$77.1	$146.8	$269.9
2022	167.7	58.9	148.5	9.5	384.6
2023	567.6	171.5	246.5	1.6	987.2
2024	1,404.9	429.2	384.3	0.1	2,218.5
2025	2,128.3	561.7	222.3	—	2,912.3
2026	1,805.0	203.6	6.4	—	2,015.0
	$6,103.0	$1,441.4	$1,085.1	$158.0	$8,787.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Purchased Loans as of June 30, 2026 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2021 and prior	$15.5	$9.6	$41.7	$96.4	$163.2
2022	68.0	25.2	60.1	2.7	156.0
2023	227.0	63.6	88.9	0.5	380.0
2024	412.5	105.3	89.2	—	607.0
2025	671.8	127.1	46.9	—	845.8
2026	613.5	54.1	1.6	—	669.2
	$2,008.3	$384.9	$328.4	$99.6	$2,821.2

(In millions)	Total Loans as of December 31, 2025 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$20.0	$14.8	$66.0	$236.9	$337.7
2021	87.2	46.1	149.5	21.4	304.2
2022	370.8	130.6	268.0	6.0	775.4
2023	1,112.5	337.9	407.3	0.7	1,858.4
2024	2,394.0	711.8	501.5	—	3,607.3
2025	3,822.7	663.5	142.3	—	4,628.5
	$7,807.2	$1,904.7	$1,534.6	$265.0	$11,511.5

(In millions)	Dealer Loans as of December 31, 2025 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$11.8	$8.4	$38.9	$134.5	$193.6
2021	58.5	29.8	99.3	16.5	204.1
2022	265.2	92.1	190.1	4.7	552.1
2023	801.8	247.5	299.9	0.6	1,349.8
2024	1,882.7	581.3	412.4	—	2,876.4
2025	2,947.2	547.7	119.9	—	3,614.8
	$5,967.2	$1,506.8	$1,160.5	$156.3	$8,790.8

(In millions)	Purchased Loans as of December 31, 2025 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$8.2	$6.4	$27.1	$102.4	$144.1
2021	28.7	16.3	50.2	4.9	100.1
2022	105.6	38.5	77.9	1.3	223.3
2023	310.7	90.4	107.4	0.1	508.6
2024	511.3	130.5	89.1	—	730.9
2025	875.5	115.8	22.4	—	1,013.7
	$1,840.0	$397.9	$374.1	$108.7	$2,720.7

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

The following table summarizes the write-offs for Consumer Loan assignments for the three and six months ended June 30, 2026 and 2025, segmented by year of assignment:

(In millions)	For the Three Months Ended June 30, 2026
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2021 and prior	$94.6	$18.8	$113.4
2022	71.6	14.5	86.1
2023	43.2	26.9	70.1
2024	29.8	27.9	57.7
2025	9.3	27.4	36.7
2026	3.1	9.4	12.5
	$251.6	$124.9	$376.5

(In millions)	For the Three Months Ended June 30, 2025
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2020 and prior	$73.8	$25.5	$99.3
2021	38.2	14.6	52.8
2022	58.5	23.9	82.4
2023	20.7	33.1	53.8
2024	12.3	29.5	41.8
2025	4.1	9.3	13.4
	$207.6	$135.9	$343.5

(In millions)	For the Six Months Ended June 30, 2026
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2021 and prior	$187.6	$42.6	$230.2
2022	136.9	32.5	169.4
2023	80.6	57.5	138.1
2024	53.1	58.3	111.4
2025	16.7	55.8	72.5
2026	3.6	11.6	15.2
	$478.5	$258.3	$736.8

(In millions)	For the Six Months Ended June 30, 2025
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2020 and prior	$143.1	$56.9	$200.0
2021	72.4	31.7	104.1
2022	110.8	53.3	164.1
2023	35.4	70.6	106.0
2024	24.9	58.4	83.3
2025	4.6	10.8	15.4
	$391.2	$281.7	$672.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net assumed written premiums	$24.1	$23.7	$52.1	$49.3
Net premiums earned	24.6	24.1	47.8	47.6
Provision for claims	18.1	19.8	33.9	35.9
Amortization of capitalized acquisition costs	0.7	0.7	1.3	1.3

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet Location	June 30, 2026	December 31, 2025
Trust assets	Restricted cash and cash equivalents	$0.8	$0.7
Trust assets	Restricted securities available for sale	116.6	106.2
Unearned premium	Accounts payable and accrued liabilities	78.3	74.0
Claims reserve (1)	Accounts payable and accrued liabilities	5.9	5.9

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Ancillary product profit sharing	$7.9	$7.5	$17.0	$16.2
Interest	5.0	7.8	9.8	16.2
Remarketing fees	3.5	3.3	7.6	6.7
Other	0.2	0.4	0.6	0.8
Total	$16.6	$19.0	$35.0	$39.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended June 30, 2026
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$7.9	$5.0	$—	$0.1	$13.0
Dealers	—	—	3.5	0.1	3.6
Total	$7.9	$5.0	$3.5	$0.2	$16.6

Timing of Revenue Recognition
Over time	$7.9	$5.0	$—	$—	$12.9
At a point in time	—	—	3.5	0.2	3.7
Total	$7.9	$5.0	$3.5	$0.2	$16.6

(In millions)	For the Six Months Ended June 30, 2026
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$17.0	$9.8	$—	$0.2	$27.0
Dealers	—	—	7.6	0.4	8.0
Total	$17.0	$9.8	$7.6	$0.6	$35.0

Timing of Revenue Recognition
Over time	$17.0	$9.8	$—	$0.1	$26.9
At a point in time	—	—	7.6	0.5	8.1
Total	$17.0	$9.8	$7.6	$0.6	$35.0

9.           DEBT

Debt consists of the following:

(In millions)	As of June 30, 2026
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$177.8	$—	$—	$177.8
Secured financing (2)	5,037.0	(18.0)	—	5,019.0
Senior notes	1,100.0	(10.6)	—	1,089.4
Total debt	$6,314.8	$(28.6)	$—	$6,286.2

(In millions)	As of December 31, 2025
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$107.3	$—	$—	$107.3
Secured financing (2)	5,180.6	(21.7)	(0.1)	5,158.8
Senior notes	1,100.0	(12.2)	—	1,087.8
Total debt	$6,387.9	$(33.9)	$(0.1)	$6,353.9

(1)Excludes deferred debt issuance costs of $5.5 million and $4.5 million as of June 30, 2026 and December 31, 2025, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of June 30, 2026 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of June 30, 2026
Revolving Secured Line of Credit Facility	n/a	06/22/2029		$390.0	At our option, either the Secured Overnight Financing Rate (SOFR) plus 175.0 basis points or the prime rate plus 75.0 basis points
RTP Facility	n/a	—	(1)	20.0	SOFR plus 175.0 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	09/20/2027	(3)	500.0	SOFR plus 185.0 basis points
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	07/30/2028	(3)	300.0	SOFR plus 205.0 basis points
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/2027	(4)	250.0	SOFR plus 185.0 basis points
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2028	(3)	75.0	SOFR plus 185.0 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/19/2028	(3)	200.0	SOFR plus 185.0 basis points
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	09/15/2026	(5)	500.0	Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	01/18/2028	(6)	100.0	SOFR plus 140.0 basis points
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	06/15/2027	(5)	300.0	SOFR plus 246.4 basis points
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/2025	(3)	400.0	Fixed rate
Term ABS 2023-2 (2)	Credit Acceptance Funding LLC 2023-2	05/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-3 (2)	Credit Acceptance Funding LLC 2023-3	08/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-5 (2)	Credit Acceptance Funding LLC 2023-5	12/15/2025	(3)	294.0	Fixed rate
Term ABS 2024-A (2)	Credit Acceptance Funding LLC 2024-A	02/15/2027	(5)	200.0	Fixed rate
Term ABS 2024-1 (2)	Credit Acceptance Funding LLC 2024-1	03/16/2026	(3)	500.0	Fixed rate
Term ABS 2024-2 (2)	Credit Acceptance Funding LLC 2024-2	06/15/2026	(3)	550.0	Fixed rate
Term ABS 2024-3 (2)	Credit Acceptance Funding LLC 2024-3	09/15/2026	(3)	600.0	Fixed rate
Term ABS 2024-B (2)	Credit Acceptance Funding LLC 2024-B	12/15/2027	(5)	300.0	Fixed rate
Term ABS 2025-1 (2)	Credit Acceptance Funding LLC 2025-1	03/15/2027	(3)	400.0	Fixed rate
Term ABS 2025-2 (2)	Credit Acceptance Funding LLC 2025-2	11/15/2027	(3)	500.0	Fixed rate
Term ABS 2026-1 (2)	Credit Acceptance Funding LLC 2026-1	04/17/2028	(3)	450.0	Fixed rate
2028 Senior Notes	n/a	12/15/2028		600.0	Fixed rate
2030 Senior Notes	n/a	03/15/2030		500.0	Fixed rate

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revolving Secured Lines of Credit
Maximum outstanding principal balance	$330.5	$24.8	$330.5	$24.8
Average outstanding principal balance	205.5	2.0	171.1	1.4
Warehouse Facility II
Maximum outstanding principal balance	291.0	—	291.0	251.0
Average outstanding principal balance	133.9	—	102.8	2.8
Warehouse Facility IV
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility V
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility VI
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility VIII
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2026	December 31, 2025
Revolving Secured Lines of Credit
Principal balance outstanding	$177.8	$107.3
Amount available for borrowing (1)	232.2	302.7
Interest rate	5.39%	5.69%
Warehouse Facility II
Principal balance outstanding	$125.0	$—
Amount available for borrowing (1)	375.0	500.0
Loans pledged as collateral	326.5	—
Restricted cash and cash equivalents pledged as collateral	4.3	—
Interest rate	5.47%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	250.0	250.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	0.1
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	520.4	523.8
Restricted cash and cash equivalents pledged as collateral	44.4	42.1
Interest rate	5.43%	5.43%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	110.3	108.8
Restricted cash and cash equivalents pledged as collateral	9.2	8.8
Interest rate	5.05%	5.95%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2026	December 31, 2025
Term ABS 2022-1
Principal balance outstanding	$—	$44.8
Loans pledged as collateral	—	186.3
Restricted cash and cash equivalents pledged as collateral	—	19.7
Interest rate	—%	6.13%
Term ABS 2022-2
Principal balance outstanding	$300.0	$300.0
Loans pledged as collateral	342.4	325.0
Restricted cash and cash equivalents pledged as collateral	29.0	23.6
Interest rate	6.08%	6.12%
Term ABS 2022-3
Principal balance outstanding	$—	$127.0
Loans pledged as collateral	—	238.8
Restricted cash and cash equivalents pledged as collateral	—	23.0
Interest rate	—%	8.84%
Term ABS 2023-1
Principal balance outstanding	$100.7	$209.2
Loans pledged as collateral	221.6	293.5
Restricted cash and cash equivalents pledged as collateral	24.9	26.9
Interest rate	7.71%	7.32%
Term ABS 2023-2
Principal balance outstanding	$123.1	$242.7
Loans pledged as collateral	255.5	338.4
Restricted cash and cash equivalents pledged as collateral	27.4	28.6
Interest rate	7.06%	6.69%
Term ABS 2023-3
Principal balance outstanding	$191.5	$312.9
Loans pledged as collateral	287.5	371.3
Restricted cash and cash equivalents pledged as collateral	28.2	30.0
Interest rate	7.36%	6.99%
Term ABS 2023-5
Principal balance outstanding	$193.9	$294.0
Loans pledged as collateral	259.4	327.7
Restricted cash and cash equivalents pledged as collateral	28.2	28.9
Interest rate	6.74%	6.54%
Term ABS 2024-A
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	208.5	211.1
Restricted cash and cash equivalents pledged as collateral	17.4	16.6
Interest rate	7.45%	7.45%
Term ABS 2024-1
Principal balance outstanding	$402.8	$500.0
Loans pledged as collateral	512.1	580.2
Restricted cash and cash equivalents pledged as collateral	42.9	44.0
Interest rate	6.09%	6.01%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	June 30, 2026	December 31, 2025
Term ABS 2024-2
Principal balance outstanding	$550.0	$550.0
Loans pledged as collateral	608.0	608.6
Restricted cash and cash equivalents pledged as collateral	46.2	42.9
Interest rate	6.21%	6.21%
Term ABS 2024-3
Principal balance outstanding	$600.0	$600.0
Loans pledged as collateral	651.7	668.7
Restricted cash and cash equivalents pledged as collateral	51.5	47.4
Interest rate	4.91%	4.91%
Term ABS 2024-B
Principal balance outstanding	$300.0	$300.0
Loans pledged as collateral	335.7	339.9
Restricted cash and cash equivalents pledged as collateral	25.0	22.5
Interest rate	6.13%	6.13%
Term ABS 2025-1
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	454.2	463.5
Restricted cash and cash equivalents pledged as collateral	34.4	32.1
Interest rate	5.26%	5.26%
Term ABS 2025-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	582.2	689.8
Restricted cash and cash equivalents pledged as collateral	40.5	39.0
Interest rate	4.77%	4.77%
Term ABS 2026-1
Principal balance outstanding	$450.0	$—
Loans pledged as collateral	533.9	—
Restricted cash and cash equivalents pledged as collateral	36.4	—
Interest rate	4.87%	—%
2028 Senior Notes
Principal balance outstanding	$600.0	$600.0
Interest rate	9.250%	9.250%
2030 Senior Notes
Principal balance outstanding	$500.0	$500.0
Interest rate	6.625%	6.625%
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

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with each of these transactions, we conveyed Loans on an arms-length basis to a Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than the Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2024-B financings, conveyed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2024-B financings pledged the Loans for the benefit of their respective lenders. The Term ABS 2023-1, 2023-2, 2023-3, 2023-5, 2024-A, 2024-1, 2024-2, 2024-3, 2025-1, 2025-2, and 2026-1 financings each consist of three classes of notes (or, in the case of the Term ABS 2024-B, three classes of loans).

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

Debt Covenants

As of June 30, 2026, we were in compliance with the covenants under our revolving secured line of credit facility, our Warehouse facilities, our Term ABS financings, the senior notes indentures, and the RTP Facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax rate	$35.4	21.0%	$24.8	21.0%	$72.1	21.0%	$54.5	21.0%
State and local income taxes	3.2	1.9%	4.2	3.6%	6.7	2.0%	8.2	3.2%
Non-deductible executive compensation expense	1.0	0.6%	1.2	1.0%	(0.2)	-0.1%	2.7	1.0%
Tax deficiency (excess tax benefit) from stock-based compensation	(2.1)	-1.2%	0.1	0.1%	(1.9)	-0.6%	0.2	0.1%
Research and development tax credits	(4.8)	-2.9%	—	—%	(4.8)	-1.4%	—	—%
Other	—	—%	0.1	0.1%	—	—%	0.2	0.1%
Effective income tax rate	$32.7	19.4%	$30.4	25.8%	$71.9	20.9%	$65.8	25.4%

State and local income taxes

For the three months ended June 30, 2026, the impact of state and local income taxes on our effective income tax rate decreased from the same period in 2025, primarily due to changes in state tax laws enacted during the second quarter of 2025 that increased our effective income tax rate for that period. In contrast, the second quarter of 2026 had relatively few state tax law changes enacted, resulting in minimal impact to our effective income tax rate for that period. For the six months ended June 30, 2026, the impact of state and local income taxes on our effective income tax rate decreased from the same period in 2025, primarily due to a decrease in the proportion of our consolidated net income reserved for uncertain tax positions.

Non-deductible executive compensation expense

For the three and six months ended June 30, 2026, the impact of non-deductible executive compensation expense decreased from the same periods in 2025, primarily as a result of the reversal of previously recognized non-deductible executive compensation expense due to the retirement of certain executive officers during 2026.

Tax deficiency or excess tax benefit from stock-based compensation

We recognize a tax deficiency or excess tax benefit when the tax deduction for the stock-based compensation expense of a stock award differs from the cumulative stock-based compensation expense recognized in the financial statements. The tax deficiency or excess tax benefit is recognized in provision for income taxes in the period in which the amount of the tax deduction is determined, which is when restricted stock units are settled in common stock or stock options are exercised. Tax deficiencies increase our effective income tax rate, while excess tax benefits reduce our effective income tax rate. We recognized a tax benefit for the three and six months ended June 30, 2026. We recognized a tax deficiency for the three and six months ended June 30, 2025.

Research and development tax credits

During the three and six months ended June 30, 2026, the effective income tax rate was reduced by the recognition of research and development tax credits related to qualified activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         NET INCOME PER SHARE

Basic net income per share has been computed by dividing net income by the basic number of weighted average shares outstanding. Diluted net income per share has been computed by dividing net income by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average shares outstanding:
Common shares	10,369,746	11,464,624	10,507,543	11,721,700
Vested restricted stock units	111,263	109,394	100,487	109,394
Basic number of weighted average shares outstanding	10,481,009	11,574,018	10,608,030	11,831,094
Dilutive effect of restricted stock units and stock options	253,643	197,507	242,984	192,809
Dilutive number of weighted average shares outstanding	10,734,652	11,771,525	10,851,014	12,023,903

The following outstanding stock awards were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	17,538	47,000	39,017	47,000
Restricted stock units	9,941	15,134	8,656	12,733
Total	27,479	62,134	47,673	59,733

12.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three and six months ended June 30, 2026 and 2025:

(Dollars in millions)	For the Three Months Ended June 30,
	2026		2025
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1) (2)	257,457	$138.2	528,462	$261.6
Other (3)	5,506	3.2	1,143	0.6
Total	262,963	$141.4	529,605	$262.2

(Dollars in millions)	For the Six Months Ended June 30,
	2026		2025
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1) (2)	607,148	$309.4	853,960	$424.2
Other (3)	21,073	10.9	4,709	2.4
Total	628,221	$320.3	858,669	$426.6
(1)    Total cost of repurchases includes excise tax.
(2)     Represents repurchases under authorizations by our board of directors for the repurchase of shares by us from time to time in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or otherwise. On September 29, 2025, our board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of June 30, 2026, we had authorization to repurchase 1,153,618 shares of our common stock.
(3)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the settlement of restricted stock units in common stock, and as payment of the exercise price and related tax withholdings upon the exercise of stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
13.         STOCK-BASED COMPENSATION PLANS

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2025	697,623	$443.27
Granted	60,801	506.98
Settled	(43,267)	487.41
Forfeited	(144,543)	476.00
Outstanding as of June 30, 2026	570,614	$438.42

The forfeitures of unvested restricted stock units were primarily due to the retirements of executive officers during the first six months of 2026.

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	$8.7	$11.3	$19.5	$21.9
Stock options	—	1.4	0.5	3.7
Total	$8.7	$12.7	$20.0	$25.6

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

(In millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2026	$18.9
2027	32.3
2028	26.9
2029	21.9
2030	20.1
Thereafter	79.9
Total	$200.0

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

Geographic Information

For the three and six months ended June 30, 2026 and 2025, all of our revenues were derived from the United States. As of June 30, 2026 and 2025, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of innovative financing solutions that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer ancillary products on vehicles indirectly financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during the three and six months ended June 30, 2026 and 2025. Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of June 30, 2026 and 2025.

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

The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. In many proceedings, including the specific actions described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties, and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated. The total recorded accrual balance as of June 30, 2026 for these matters was $82.6 million. An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity, and results of operations.

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

On January 4, 2023, the Office of the New York State Attorney General and the Bureau jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the CFPA, 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint seeks injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. On March 14, 2023, the Company filed a motion to dismiss the complaint. On August 7, 2023, the court stayed the action pending the U.S. Supreme Court’s decision in Consumer Financial Protection Bureau v. Community Financial Services Association of America, Ltd., No. 22-448 (“CFSA”). On July 1, 2024, the court lifted the stay in view of the decision in CFSA and requested revised briefing on the Company’s motion to dismiss that would address the intervening legal developments and sharpen the issues for resolution. As of October 29, 2024, the Company's motion to dismiss has been fully briefed. On April 24, 2025, the Bureau filed an unopposed motion to withdraw as plaintiff, and on April 29, 2025, the court granted that motion and ordered that the Bureau is no longer a plaintiff in the litigation. In September 2025, we made an offer to jointly settle this matter and the multi-state matter discussed below on terms that included, among other things, a proposed cash payment of $45.0 million. In January 2026, we reached preliminary alignment with representatives of the agencies involved in this matter and the multi-state matter discussed below on certain material terms of a potential settlement of those legal matters, including a potential cash payment by us of $75.5 million. On June 5, 2026, the parties advised the court that they had agreed on the material terms of a settlement and were finalizing a definitive settlement agreement. On June 6, 2026, the court issued an order dismissing and discontinuing the action without costs and without prejudice to the right to reopen the action within 60 days of the date of the order if the settlement is not consummated. On July 23, 2026, the Office of the New York State Attorney General submitted a letter to the court noting that the parties had agreed on all terms of settlement, including final, to-be-executed settlement documentation, and requesting to extend the deadline to move to re-open the litigation for an additional 45 days to allow for the resolution of the litigation to coincide with the resolution of the multi-state matter discussed below. The court granted the request on July 23, 2026. Until this matter is fully and finally resolved, the Company intends to vigorously defend itself.

On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On April 3, 2020, we received a subpoena from the Attorney General of the State of Maryland relating to the Company’s origination and collection policies and procedures in the state of Maryland. On August 11, 2020, we received a subpoena from the Attorney General of the State of Maryland restating most of the requests contained in the March 18, 2016 and April 3, 2020 subpoenas, making additional requests, and expanding the inquiry to include 41 other states (Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, and Wisconsin) and the District of Columbia. Also on August 11, 2020, we received from the Attorney General of the State of New Jersey a subpoena that is essentially identical to the August 11, 2020 Maryland subpoena, both as to substance and as to the jurisdictions identified. The Company has been informed that the State of Kansas, the State of Texas, and the State of Iowa have withdrawn from the multi-state investigation. We are cooperating with these investigations and cannot predict their eventual scope, duration, or outcome at this time. In September 2025, we made an offer to jointly settle this matter and the New York Attorney General matter discussed above on terms that included, among other things, a proposed cash payment of $45.0 million. In January 2026, we reached preliminary alignment with representatives of the agencies involved in this matter and the New York Attorney General matter discussed above on certain material terms of a potential settlement of those legal matters, including a potential cash payment by us of $75.5 million. The Company has agreed with representatives of the agencies involved in this matter and the New York Attorney General matter discussed above on the material terms of a settlement, and the parties are finalizing definitive settlement documentation. Until this matter is fully and finally resolved, the Company intends to vigorously defend itself.

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

For the three months ended June 30, 2026, consolidated net income was $135.9 million, or $12.66 per diluted share, compared to consolidated net income of $87.4 million, or $7.42 per diluted share, for the same period in 2025. The increase was primarily due to decreases in operating expenses and provision for credit losses.

Our financial results for the three months ended June 30, 2026 included the following:
•$8.0 billion average balance of our Loan portfolio, consistent with the second quarter of 2025.
•Consumer Loan assignment unit volume declined 1.0% to 84,615 while dollar volume grew 0.1% to $1.0 billion, compared to the second quarter of 2025. Monthly unit volume returned to year-over-year growth in June, which continued into July.
•Forecasted net cash flows from our Loan portfolio declined by $39.1 million, or 0.3%, compared to a decline of $55.8 million, or 0.5%, in the second quarter of 2025.
•262,963 shares, or 2.5% of the shares outstanding at the beginning of the quarter, were repurchased at a cost of $141.4 million.
•$43.5 million in Dealer Holdback and accelerated Dealer Holdback payments to Dealers.
•$1.4 billion in liquidity (amounts available for borrowing under revolving lines of credit and unrestricted cash and cash equivalents) as of June 30, 2026.

For the six months ended June 30, 2026, consolidated net income was $271.7 million, or $25.04 per diluted share, compared to consolidated net income of $193.7 million, or $16.11 per diluted share, for the same period in 2025. The increase was primarily due to decreases in provision for credit losses, interest expense, and operating expenses.

Our financial results for the six months ended June 30, 2026 included the following:
•$7.9 billion average balance of our Loan portfolio, consistent with the first six months of 2025.
•Consumer Loan assignment unit volume of 180,607 and dollar volume of $2.1 billion, down 2.8% and 2.0%, respectively, compared to the first six months of 2025.
•Forecasted net cash flows from our Loan portfolio declined by $48.2 million, or 0.4%, compared to a decline of $76.7 million, or 0.7%, in the first six months of 2025.
•628,221 shares, or 5.9% of the shares outstanding at the beginning of the year, were repurchased at a cost of $320.3 million.
•$90.6 million in Dealer Holdback and accelerated Dealer Holdback payments to Dealers.

Company highlights for the three months ended June 30, 2026 included the following:
•Enrolled 1,456 new Dealers in our programs with a record 11,004 active dealers during the quarter, reflecting continued engagement across our Dealer network.
•Made continued progress executing our product roadmap, including the following initiatives:
•Deal optimization: Enhanced our deal structuring experience, which helps Dealers find an optimal deal. 90% of active Dealers used the new capability during the quarter.
•AI-enabled call-center agent: 67% of inbound customer service and account solutions calls were routed to the AI agent in June, up from 27% in March, driving improved efficiency, enabling faster 24/7 customer self-service, and reducing cost-to-serve at scale. This performance reflects continued expansion of a production-deployed AI capability that is now integrated into core servicing workflows. We expect further gains in call handling and unit economics as we scale this platform throughout 2026.

•Named one of the 100 Best Companies to Work For® by Great Place to Work® and Fortune magazine for the twelfth time, with a #18 ranking, our highest ranking ever.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate for each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our aggregated forecast of Consumer Loan collection rates as of June 30, 2026, with the aggregated forecasts as of March 31, 2026, December 31, 2025 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Percentage as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	June 30, 2026	March 31, 2026	December 31, 2025	Initial Forecast	March 31, 2026	December 31, 2025	Initial Forecast
2017	64.8%	64.8%	64.8%	64.0%	0.0%	0.0%	0.8%
2018	65.6%	65.6%	65.5%	63.6%	0.0%	0.1%	2.0%
2019	67.3%	67.3%	67.2%	64.0%	0.0%	0.1%	3.3%
2020	68.1%	68.1%	68.0%	63.4%	0.0%	0.1%	4.7%
2021	64.1%	64.0%	63.8%	66.3%	0.1%	0.3%	-2.2%
2022	59.3%	59.3%	59.3%	67.5%	0.0%	0.0%	-8.2%
2023	62.9%	63.1%	63.3%	67.5%	-0.2%	-0.4%	-4.6%
2024	65.1%	65.3%	65.3%	67.2%	-0.2%	-0.2%	-2.1%
2025	66.9%	67.2%	67.2%	67.0%	-0.3%	-0.3%	-0.1%
2026 (2)	67.1%	66.3%	—	67.2%	0.8%	—	-0.1%
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
(2)The forecasted collection rate for 2026 Consumer Loans as of June 30, 2026 includes both Consumer Loans that were in our portfolio as of March 31, 2026 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Percentage as of			Current Forecast Variance from
2026 Consumer Loan Assignment Period	June 30, 2026	March 31, 2026	Initial Forecast	March 31, 2026	Initial Forecast
January 1, 2026 through March 31, 2026	66.5%	66.3%	66.6%	0.2%	-0.1%
April 1, 2026 through June 30, 2026	67.7%	—	67.9%	—	-0.2%

For the three months ended June 30, 2026, forecasted collection rates declined for Consumer Loans assigned in 2023 through 2025 and were generally consistent with expectations at the start of the period for all other assignment years presented. For Consumer Loans assigned in 2026, the increase in forecasted collection rate from March 31, 2026 was primarily due to a higher initial forecast on Consumer Loans assigned during the second quarter. For the six months ended June 30, 2026, forecasted collection rates improved for Consumer Loans assigned in 2021, declined for Consumer Loans assigned in 2023 through 2025, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes to our forecast of future net cash flows from our Loan portfolio (forecasted collections less forecasted Dealer Holdback payments) for each of the last eight quarters are shown in the following table:

(Dollars in millions)	Decrease in Forecasted Net Cash Flows
Three Months Ended	Total Loans	% Change from Forecast at Beginning of Period
September 30, 2024	$(62.8)	-0.6%
December 31, 2024	(31.1)	-0.3%
March 31, 2025	(20.9)	-0.2%
June 30, 2025	(55.8)	-0.5%
September 30, 2025	(58.6)	-0.5%
December 31, 2025	(34.2)	-0.3%
March 31, 2026	(9.1)	-0.1%
June 30, 2026	(39.1)	-0.3%

The decreases in forecasted net cash flows for the quarterly periods presented above were composed of ordinary decreases in forecasted net cash flows and the following adjustment applied to our forecasting methodology:

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

The following table presents information on Consumer Loan assignments for each of the last 10 years:

	Average			Total Assignment Volume
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)	Unit Volume	Dollar Volume (2) (in millions)
2017	$20,230	$8,746	55	328,507	$2,873.1
2018	22,158	9,635	57	373,329	3,595.8
2019	23,139	10,174	57	369,805	3,772.2
2020	24,262	10,656	59	341,967	3,641.2
2021	25,632	11,790	59	268,730	3,167.8
2022	27,242	12,924	60	280,467	3,625.3
2023	27,025	12,475	61	332,499	4,147.8
2024	26,497	11,961	61	386,126	4,618.4
2025	25,423	11,428	60	337,411	3,856.1
2026 (3) (4)	25,355	11,449	60	180,607	2,067.8

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
(3)Represents activity for the six months ended June 30, 2026. Information in this table for each of the years prior to 2026 represents activity for all 12 months of that year.
(4)The averages for 2026 Consumer Loans include both Consumer Loans that were in our portfolio as of March 31, 2026 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2026 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2026 through March 31, 2026	$25,050	$11,132	60
April 1, 2026 through June 30, 2026	25,701	11,809	60

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, spreads (the forecasted collection rate less the advance rate), and forecasted future net cash flows as of June 30, 2026, as well as forecasted collection rates and spreads at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection %			Spread % as of (2)		Forecasted Future Net Cash Flows (3)
Consumer Loan Assignment Year	June 30, 2026	Initial Forecast	Advance % (1)	June 30, 2026	Initial Forecast	June 30, 2026 (in millions)	% of Total
2017	64.8%	64.0%	43.2%	21.6%	20.8%	$17.4	0.1%
2018	65.6%	63.6%	43.5%	22.1%	20.1%	37.5	0.3%
2019	67.3%	64.0%	44.0%	23.3%	20.0%	70.0	0.6%
2020	68.1%	63.4%	43.9%	24.2%	19.5%	124.1	1.1%
2021	64.1%	66.3%	46.0%	18.1%	20.3%	289.6	2.5%
2022	59.3%	67.5%	47.4%	11.9%	20.1%	698.1	5.9%
2023	62.9%	67.5%	46.2%	16.7%	21.3%	1,361.3	11.6%
2024	65.1%	67.2%	45.1%	20.0%	22.1%	2,559.4	21.8%
2025	66.9%	67.0%	45.0%	21.9%	22.0%	4,097.8	34.9%
2026 (4) (5)	67.1%	67.2%	45.2%	21.9%	22.0%	2,498.5	21.2%
Total						$11,753.7	100.0%

(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program as a percentage of the initial balance of the Consumer Loans. Payments of Dealer Holdback and accelerated Dealer Holdback are not included.
(2)Represents the forecasted collection rate less the advance rate.
(3)Represents the forecasted future collections we expect to collect on Consumer Loans less the forecasted future Dealer Holdback and accelerated Dealer Holdback payments we expect to make to Dealers.
(4)Represents activity for the six months ended June 30, 2026. Information in this table for each of the years prior to 2026 represents activity for all 12 months of that year.
(5)The forecasted collection rate, advance rate and spread for 2026 Consumer Loans as of June 30, 2026 include both Consumer Loans that were in our portfolio as of March 31, 2026 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates, and spreads for each of these segments:

	Forecasted Collection % as of			Spread % as of
2026 Consumer Loan Assignment Period	June 30, 2026	Initial Forecast	Advance %	June 30, 2026	Initial Forecast
January 1, 2026 through March 31, 2026	66.5%	66.6%	44.5%	22.0%	22.1%
April 1, 2026 through June 30, 2026	67.7%	67.9%	46.1%	21.6%	21.8%

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age. Because Consumer Loans assigned in 2022 and prior years represent only approximately 10% of total forecasted future net cash flows from Consumer Loans, changes in the forecasted collection rate for those Loans would generally be expected to have a relatively modest impact on total forecasted future net cash flows. In contrast, Consumer Loans assigned since 2022 represent a larger portion of expected future net cash flows, and a significant portion of their total forecasted collections has not yet been realized. Accordingly, changes in the forecasted collection rate for those more recent loans would generally be expected to have a more significant impact on total forecasted future net cash flows.

The spread between the forecasted collection rate as of June 30, 2026 and the advance rate ranges from 11.9% to 24.2%, on an annual basis, for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The spreads with respect to 2021 through 2024 Consumer Loans have been negatively impacted by Consumer Loan performance, which has been lower than our initial estimates by a greater margin than the other years presented. The spread as of June 30, 2026 on 2026 Consumer Loans was 21.9%, consistent with 2025 Consumer Loans.

The following table compares our forecast of aggregate Consumer Loan collection rates as of June 30, 2026 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Percentage as of (1)			Forecasted Collection Percentage as of (1)
Consumer Loan Assignment Year	June 30, 2026	Initial Forecast	Variance	June 30, 2026	Initial Forecast	Variance
2017	64.1%	63.8%	0.3%	66.4%	64.6%	1.8%
2018	65.0%	63.6%	1.4%	66.8%	63.5%	3.3%
2019	66.9%	63.9%	3.0%	67.9%	64.2%	3.7%
2020	67.9%	63.3%	4.6%	68.4%	63.6%	4.8%
2021	63.8%	66.3%	-2.5%	64.7%	66.3%	-1.6%
2022	58.5%	67.3%	-8.8%	61.3%	68.0%	-6.7%
2023	61.6%	66.8%	-5.2%	66.3%	69.4%	-3.1%
2024	63.8%	66.3%	-2.5%	69.7%	70.7%	-1.0%
2025	65.3%	65.5%	-0.2%	71.5%	71.5%	0.0%
2026	65.7%	65.9%	-0.2%	70.2%	70.3%	-0.1%

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate) as of June 30, 2026 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)(2)	Spread %	Forecasted Collection % (1)	Advance % (1)(2)	Spread %
2017	64.1%	42.1%	22.0%	66.4%	45.8%	20.6%
2018	65.0%	42.7%	22.3%	66.8%	45.2%	21.6%
2019	66.9%	43.1%	23.8%	67.9%	45.6%	22.3%
2020	67.9%	43.0%	24.9%	68.4%	45.5%	22.9%
2021	63.8%	45.1%	18.7%	64.7%	47.7%	17.0%
2022	58.5%	46.4%	12.1%	61.3%	50.1%	11.2%
2023	61.6%	44.8%	16.8%	66.3%	49.8%	16.5%
2024	63.8%	44.1%	19.7%	69.7%	48.9%	20.8%
2025	65.3%	43.2%	22.1%	71.5%	50.4%	21.1%
2026	65.7%	43.3%	22.4%	70.2%	49.9%	20.3%

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

The spread as of June 30, 2026 on 2026 Dealer Loans was 22.4%, as compared to a spread of 22.1% on 2025 Dealer Loans. The increase was a result of a higher initial spread on 2026 Dealer Loans, due to the initial forecast increasing by a greater margin than the advance rate in our Dealer Loan portfolio.

The spread as of June 30, 2026 on 2026 Purchased Loans was 20.3%, as compared to a spread of 21.1% on 2025 Purchased Loans. The decrease was primarily a result of a lower initial spread on 2026 Purchased Loans, due to the initial forecast decreasing by a greater margin than the advance rate in our Purchased Loan portfolio.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last eight quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume (1)
September 30, 2024	17.7%	12.2%
December 31, 2024	0.3%	-4.9%
March 31, 2025	-10.1%	-15.5%
June 30, 2025	-14.6%	-18.8%
September 30, 2025	-16.5%	-19.4%
December 31, 2025	-9.1%	-11.3%
March 31, 2026	-4.3%	-4.0%
June 30, 2026	-1.0%	0.1%

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

Unit volume declined 1.0% while dollar volume increased 0.1% during the second quarter of 2026 as the number of active Dealers increased 3.3% and the average unit volume per active Dealer declined 3.8%. Monthly unit volume returned to year-over-year growth in June, which continued into July. Unit volume for July 2026 increased 28.0% compared to the same period in 2025.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Consumer Loan unit volume	84,615	85,486	-1.0%	180,607	185,764	-2.8%
Active Dealers (1)	11,004	10,655	3.3%	13,445	13,008	3.4%
Average volume per active Dealer	7.7	8.0	-3.8%	13.4	14.3	-6.3%

Consumer Loan unit volume from Dealers active both periods	67,910	71,711	-5.3%	152,881	161,862	-5.5%
Dealers active both periods	6,860	6,860	—	8,811	8,811	—
Average volume per Dealer active both periods	9.9	10.5	-5.3%	17.4	18.4	-5.5%

Consumer Loan unit volume from Dealers not active both periods	16,705	13,775	21.3%	27,726	23,902	16.0%
Dealers not active both periods	4,144	3,795	9.2%	4,634	4,197	10.4%
Average volume per Dealer not active both periods	4.0	3.6	11.1%	6.0	5.7	5.3%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Consumer Loan unit volume from new active Dealers	3,172	3,216	-1.4%	10,931	11,986	-8.8%
New active Dealers (1)	1,210	1,094	10.6%	2,475	2,289	8.1%
Average volume per new active Dealer	2.6	2.9	-10.3%	4.4	5.2	-15.4%

Attrition (2)	-16.1%	-17.4%		-12.9%	-12.9%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last eight quarters:

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
September 30, 2024	79.5%	20.5%	78.4%	21.6%
December 31, 2024	78.7%	21.3%	77.7%	22.3%
March 31, 2025	77.0%	23.0%	75.1%	24.9%
June 30, 2025	71.6%	28.4%	68.3%	31.7%
September 30, 2025	73.1%	26.9%	70.6%	29.4%
December 31, 2025	74.7%	25.3%	72.4%	27.6%
March 31, 2026	72.0%	28.0%	69.2%	30.8%
June 30, 2026	68.5%	31.5%	65.2%	34.8%
(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program.  Payments of Dealer Holdback and accelerated Dealer Holdback are not included.

As of June 30, 2026 and December 31, 2025, the net Dealer Loans receivable balance was 71.0% and 72.1%, respectively, of the total net Loans receivable balance.

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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue:
Finance charges	$546.2	$540.7	$5.5	1.0%
Premiums earned	24.6	24.1	0.5	2.1%
Other income	16.6	19.0	(2.4)	-12.6%
Total revenue	587.4	583.8	3.6	0.6%
Costs and expenses:
Salaries and wages	78.1	83.7	(5.6)	-6.7%
General and administrative	26.1	45.2	(19.1)	-42.3%
Sales and marketing	29.9	26.6	3.3	12.4%
Total operating expenses	134.1	155.5	(21.4)	-13.8%

Provision for credit losses on forecast changes	81.6	101.3	(19.7)	-19.4%
Provision for credit losses on new Consumer Loan assignments	77.6	71.3	6.3	8.8%
Total provision for credit losses	159.2	172.6	(13.4)	-7.8%

Interest	107.4	118.1	(10.7)	-9.1%
Provision for claims	18.1	19.8	(1.7)	-8.6%
Total costs and expenses	418.8	466.0	(47.2)	-10.1%
Income before provision for income taxes	168.6	117.8	50.8	43.1%
Provision for income taxes	32.7	30.4	2.3	7.6%
Net income	$135.9	$87.4	$48.5	55.5%
Net income per share:
Basic	$12.97	$7.55	$5.42	71.8%
Diluted	$12.66	$7.42	$5.24	70.6%
Weighted average shares outstanding:
Basic	10,481,009	11,574,018	(1,093,009)	-9.4%
Diluted	10,734,652	11,771,525	(1,036,873)	-8.8%

Finance Charges. The increase of $5.5 million, or 1.0%, was the result of an increase in the average yield on our Loan portfolio, partially offset by a decrease in the average net Loans receivable balance, as follows:

(Dollars in millions)	For the Three Months Ended June 30,
	2026	2025	Change
Average net Loans receivable balance	$7,953.2	$8,011.6	$(58.4)
Average yield on our Loan portfolio	27.5%	27.0%	0.5%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended June 30, 2026:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended June 30, 2026
Due to an increase in the average yield	$9.4
Due to a decrease in the average net Loans receivable balance	(3.9)
Total increase in finance charges	$5.5

The increase in the average yield on our Loan portfolio was primarily due to higher contractual yields on more recent Consumer Loan assignments. The decrease in the average net Loans receivable balance was primarily due to the principal collected on Loans receivable exceeding the dollar volume of new Consumer Loan assignments.

Operating Expenses. The decrease of $21.4 million, or 13.8%, was primarily due to:
•A decrease in general and administrative expense of $19.1 million, or 42.3%, primarily due to the recognition of a $23.4 million contingent loss during the three months ended June 30, 2025 related to previously disclosed legal matters. The decrease was partially offset by higher professional services costs related to strategic market analysis initiatives.
•A decrease in salaries and wages expense of $5.6 million, or 6.7%, primarily due to a reduction in headcount. The impact of team member separation costs on operating expenses in the second quarter of 2026 was not material, as higher severance expense was offset by lower stock-based compensation expense.

Provision for Credit Losses. The decrease of $13.4 million, or 7.8%, was due to a decrease in provision for credit losses on forecast changes, partially offset by an increase in provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Three Months Ended June 30,
Impact on provision for credit losses	2026	2025	Change
Forecast changes	$81.6	$101.3	$(19.7)
New Consumer Loan assignments	77.6	71.3	6.3
Total	$159.2	$172.6	$(13.4)

The decrease in provision for credit losses related to forecast changes in the second quarter of 2026 compared to the second quarter of 2025 reflected a smaller decline in Consumer Loan performance and changes in forecasted net cash flow timing. During the second quarter of 2026, we decreased our estimate of future net cash flows by $39.1 million, or 0.3%, and slowed our forecasted net cash flow timing to reflect lower-than-expected Consumer Loan prepayments, which remained below historical averages.

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

The 8.8% increase in provision for credit losses on new Consumer Loan assignments was primarily due to a 10.0% increase in the average provision per Consumer Loan assignment, partially offset by a 1.0% decrease in Consumer Loan assignment unit volume. The increase in the average provision per Consumer Loan assignment was primarily due to a higher average provision for Purchased Loans, driven by a lower initial forecast and spread, and a greater proportion of Purchased Loans in the mix of Consumer Loan assignments received during the second quarter of 2026.

Interest. The decrease in interest expense of $10.7 million, or 9.1%, was due to decreases in our average cost of debt and average outstanding debt balance.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025:

(Dollars in millions)	For the Three Months Ended June 30,
	2026	2025	Change
Interest expense	$107.4	$118.1	$(10.7)
Average outstanding debt balance	6,352.8	6,583.8	(231.0)
Average cost of debt	6.8%	7.2%	-0.4%

Provision for Income Taxes. For the three months ended June 30, 2026, the effective income tax rate decreased to 19.4% from 25.8% for the same period in 2025. The decrease was primarily due to (i) a research and development tax credit recognized during the second quarter of 2026, (ii) changes in state tax laws enacted during the second quarter of 2025 that increased our effective income tax rate for that period, whereas the second quarter of 2026 had relatively few state tax law changes enacted, resulting in minimal impact to our effective income tax rate for that period, and (iii) the recognition of excess tax benefits primarily for stock option exercises in the second quarter of 2026, as opposed to a tax deficiency recognized in the second quarter of 2025. For additional information, see Note 10 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue:
Finance charges	$1,084.6	$1,067.4	$17.2	1.6%
Premiums earned	47.8	47.6	0.2	0.4%
Other income	35.0	39.9	(4.9)	-12.3%
Total revenue	1,167.4	1,154.9	12.5	1.1%
Costs and expenses:
Salaries and wages	166.7	172.3	(5.6)	-3.3%
General and administrative	50.9	67.3	(16.4)	-24.4%
Sales and marketing	57.7	51.4	6.3	12.3%
Total operating expenses	275.3	291.0	(15.7)	-5.4%

Provision for credit losses on forecast changes	136.0	177.6	(41.6)	-23.4%
Provision for credit losses on new Consumer Loan assignments	162.8	156.9	5.9	3.8%
Total provision for credit losses	298.8	334.5	(35.7)	-10.7%

Interest	215.8	232.8	(17.0)	-7.3%
Provision for claims	33.9	35.9	(2.0)	-5.6%
Loss on extinguishment of debt	—	1.2	(1.2)	—%
Total costs and expenses	823.8	895.4	(71.6)	-8.0%
Income before provision for income taxes	343.6	259.5	84.1	32.4%
Provision for income taxes	71.9	65.8	6.1	9.3%
Net income	$271.7	$193.7	$78.0	40.3%
Net income per share:
Basic	$25.61	$16.37	$9.24	56.4%
Diluted	$25.04	$16.11	$8.93	55.4%
Weighted average shares outstanding:
Basic	10,608,030	11,831,094	(1,223,064)	-10.3%
Diluted	10,851,014	12,023,903	(1,172,889)	-9.8%

Finance Charges. The increase of $17.2 million, or 1.6%, was the result of an increase in the average yield on our Loan portfolio, partially offset by a decrease in the net Loans receivable balance as follows:

(Dollars in millions)	For the Six Months Ended June 30,
	2026	2025	Change
Average net Loans receivable balance	$7,923.4	$7,947.0	$(23.6)
Average yield on our Loan portfolio	27.4%	26.9%	0.5%

The following table summarizes the impact each component had on the overall increase in finance charges for the six months ended June 30, 2026:

(In millions)	Year over Year Change
Impact on finance charges:	For the Six Months Ended June 30, 2026
Due to an increase in the average yield	$20.4
Due to a decrease in the average net Loans receivable balance	(3.2)
Total increase in finance charges	$17.2

The increase in the average yield of our Loan portfolio was primarily due to higher contractual yields on more recent Consumer Loan assignments. The decrease in the average net Loans receivable balance was primarily due to the principal collected on Loans receivable exceeding the dollar volume of new Consumer Loan assignments.

Operating Expenses. The decrease of $15.7 million, or 5.4%, was due to:
•A decrease in general and administrative expense of $16.4 million, or 24.4%, primarily due to the recognition of a $23.4 million contingent loss during the three months ended June 30, 2025 related to previously disclosed legal matters, partially offset by higher professional services costs related to strategic market analysis initiatives.
•A decrease in salaries and wages expense of $5.6 million, or 3.3%, primarily due to a reduction in headcount. The impact of team member separation costs on operating expenses in the second quarter of 2026 was not material, as higher severance expense was substantially offset by lower stock-based compensation expense.
•An increase in sales and marketing expense of $6.3 million, or 12.3%, primarily due to increases in advertising expenses and in the size of our sales force.

Provision for Credit Losses. The decrease of $35.7 million, or 10.7%, was due to a decrease in provision for credit losses on forecast changes, partially offset by an increase in provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Six Months Ended June 30,
Provision for Credit Losses	2026	2025	Change
Forecast changes	$136.0	$177.6	$(41.6)
New Consumer Loan assignments	162.8	156.9	5.9
Total	$298.8	$334.5	$(35.7)

The decrease in provision for credit losses related to forecast changes during the first six months of 2026 compared to the first six months of 2025 reflected a smaller decline in Consumer Loan performance and changes in forecasted net cash flow timing. During the first six months of 2026, we decreased our estimate of future net cash flows by $48.2 million, or 0.4%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect lower-than-expected Consumer Loan prepayments, which remained below historical averages.

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

The 3.8% increase in provision for credit losses on new Consumer Loan assignments was due to a 6.7% increase in the average provision per Consumer Loan assignment, partially offset by a 2.8% decrease in Consumer Loan assignment unit volume. The increase in the average provision per Consumer Loan assignment was primarily due to a higher percentage of Purchased Loans in the mix of Consumer Loan assignments received during 2026.

Interest. The decrease in interest expense of $17.0 million, or 7.3%, was due to decreases in our average cost of debt and average outstanding debt balance.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025:

(Dollars in millions)	For the Six Months Ended June 30,
	2026	2025	Change
Interest expense	$215.8	$232.8	$(17.0)
Average outstanding debt balance	6,312.3	6,491.1	(178.8)
Average cost of debt	6.8%	7.2%	-0.4%

Provision for Income Taxes. For the six months ended June 30, 2026, our effective income tax rate decreased to 20.9% from 25.4% for the six months ended June 30, 2025. The decrease was primarily due to (i) a research and development tax credit recognized in 2026, (ii) a decrease in state and local income taxes due to a decrease in the proportion of our consolidated net income reserved for uncertain tax positions, and (iii) the reversal of previously recognized non-deductible executive compensation expenses, related to the retirement of executive officers in 2026.

For additional information, see Note 10 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business and seek to access such capital on acceptable terms by maintaining consistent financial performance, modest financial leverage, and multiple funding sources. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement, and we were in compliance with those covenants as of June 30, 2026. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

We endeavor to operate conservatively, with low leverage and significant unused capacity on our revolving credit facilities. While forecasting collection rates involves inherent uncertainty, particularly in periods of economic volatility, our operating model is designed to maintain appropriate margins of safety across the portfolio.

Our securitization structures incorporate multiple forms of credit enhancement, including overcollateralization, subordination, and reserve accounts. Historically, our securitization trusts have paid all required principal and interest on time and have not experienced early amortization or other adverse performance events. Based on current estimates, we believe expected cash flows from our portfolio provide substantial coverage relative to our obligations.

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

On June 9, 2026, we extended the maturity of our revolving secured line of credit facility from June 22, 2028 to June 22, 2029. The interest rate on borrowings under the facility was decreased from (i) at our option, SOFR plus 197.5 basis points or the prime rate plus 87.5 basis points to (ii) at our option, SOFR plus 175.0 basis points or the prime rate plus 75.0 basis points.

Cash and cash equivalents were $1.4 million as of June 30, 2026 and $22.8 million as of December 31, 2025. As of June 30, 2026 and December 31, 2025, we had $1,432.2 million and $1,627.7 million, respectively, in unused and available revolving lines of credit. Our total balance sheet indebtedness as of June 30, 2026 and December 31, 2025 was $6,286.2 million and $6,353.9 million, respectively.

A summary of our scheduled principal debt maturities as of June 30, 2026 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2026	$1,352.2
2027	2,190.0
2028	1,650.1
2029	622.5
2030	500.0
Over five years	—
Total	$6,314.8
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended June 30, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30, 2026	534	(3)	$517.48	—	1,411,075
May 1 to May 31, 2026	257,826	(4)	536.03	257,457	1,153,618
June 1 to June 30, 2026	4,603	(5)	611.73	—	1,153,618
Total	262,963		537.32	257,457

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
(4)    Includes 369 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock and the vesting of restricted stock units.
(5)    Includes 1,388 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in shares of common stock and the vesting of restricted stock units and 3,216 shares of common stock as payment for the exercise price of stock options and the related tax withholdings upon the exercise of stock options.

ITEM 5.          OTHER INFORMATION

During the quarter ended June 30, 2026, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of Credit Acceptance Corporation.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.141	Indenture, dated as of May 5, 2026, between Credit Acceptance Auto Loan Trust 2026-1 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.141 to the Company’s Current Report on Form 8-K filed on May 11, 2026).
4.142	Backup Servicing Agreement, dated as of May 5, 2026, among the Company, Credit Acceptance Funding LLC 2026-1, Credit Acceptance Auto Loan Trust 2026-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.142 to the Company’s Current Report on Form 8-K filed on May 11, 2026).
4.143	Amended and Restated Intercreditor Agreement, dated May 5, 2026, among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2026-1, Credit Acceptance Funding LLC 2025-2, Credit Acceptance Funding LLC 2025-1, Credit Acceptance Funding LLC 2024-B, Credit Acceptance Funding LLC 2024-3, Credit Acceptance Funding LLC 2024-2, Credit Acceptance Funding LLC 2024-1, Credit Acceptance Funding LLC 2024-A, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2022-3, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2022-1, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2026-1, Credit Acceptance Auto Loan Trust 2025-2, Credit Acceptance Auto Loan Trust 2025-1, Credit Acceptance Auto Loan Trust 2024-3, Credit Acceptance Auto Loan Trust 2024-2, Credit Acceptance Auto Loan Trust 2024-1, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Auto Loan Trust 2023-5, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Auto Loan Trust 2023-1, Credit Acceptance Auto Loan Trust 2022-3, Credit Acceptance Auto Loan Trust 2022-1, Computershare Trust Company, N.A., as trustee, Bank of Montreal, as agent, Fifth Third Bank, National Association, as agent, Flagstar Bank, National Association, as agent, Fifth Third Bank, N.A., successor by merger to Comerica Bank, as agent, and Citizens Bank, N.A., as agent (incorporated by reference to Exhibit 4.143 to the Company’s Current Report on Form 8-K filed on May 11, 2026).
4.144	Sale and Contribution Agreement, dated as of May 5, 2026, between the Company and Credit Acceptance Funding LLC 2026-1 (incorporated by reference to Exhibit 4.144 to the Company’s Current Report on Form 8-K filed on May 11, 2026).
4.145	Amended and Restated Trust Agreement, dated as of May 5, 2026, among Credit Acceptance Funding LLC 2026-1, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.145 to the Company’s Current Report on Form 8-K filed on May 11, 2026).
4.146	Sale and Servicing Agreement, dated as of May 5, 2026, among the Company, Credit Acceptance Auto Loan Trust 2026-1, Credit Acceptance Funding LLC 2026-1, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.146 to the Company’s Current Report on Form 8-K filed on May 11, 2026).
4.147	Fifteenth Amendment to Sixth Amended and Restated Credit Agreement, dated as of June 9, 2026, among the Company, Fifth Third Bank, N.A., successor by merger to Comerica Bank, and the other banks signatory thereto, and Fifth Third Bank, N.A., successor by merger to Comerica Bank, as administrative agent for the banks (incorporated by reference to Exhibit 4.147 to the Company’s Current Report on Form 8-K filed on June 15, 2026).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Joseph Billante III
Joseph Billante III
Chief Financial Officer
(Principal Financial Officer)
Date:	August 4, 2026