Form 10-Q
period 2026-09-30
CREDIT ACCEPTANCE CORP
filed 2026-10-29
CIK 885550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The number of shares of Common Stock, $.01 par value, outstanding on October 22, 2026 was 10,137,465.

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Dollars in millions, except per share data)	As of
	September 30, 2026	December 31, 2025
ASSETS:
Cash and cash equivalents	$1.3	$22.8
Restricted cash and cash equivalents	516.9	477.9
Restricted securities available for sale	129.1	106.2

Loans receivable	11,960.7	11,511.5
Allowance for credit losses	(3,833.5)	(3,602.3)
Loans receivable, net	8,127.2	7,909.2

Property and equipment, net	15.0	12.6
Income taxes receivable	53.4	67.2
Other assets	35.0	35.8
Total assets	$8,877.9	$8,631.7

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued liabilities	$427.0	$400.2
Revolving secured lines of credit	227.2	107.3
Secured financing	5,406.3	5,158.8
Senior notes	1,090.2	1,087.8
Deferred income taxes, net	337.9	354.0
Total liabilities	7,488.6	7,108.1

Commitments and Contingencies - See Note 15
Shareholders’ Equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 10,137,333 and 10,680,143 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	0.1	0.1
Paid-in capital	528.4	403.3
Retained earnings	863.1	1,119.2
Accumulated other comprehensive income (loss)	(2.3)	1.0
Total shareholders’ equity	1,389.3	1,523.6
Total liabilities and shareholders’ equity	$8,877.9	$8,631.7

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(Dollars in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Finance charges	$550.9	$539.4	$1,635.5	$1,606.8
Premiums earned	25.3	24.1	73.1	71.7
Other income	18.4	18.9	53.4	58.8
Total revenue	594.6	582.4	1,762.0	1,737.3
Costs and expenses:
Salaries and wages	75.7	85.5	242.4	257.8
General and administrative	27.3	36.3	78.2	103.6
Sales and marketing	29.4	24.8	87.1	76.2
Total operating expenses	132.4	146.6	407.7	437.6

Provision for credit losses on forecast changes	281.9	88.1	417.9	265.7
Provision for credit losses on new Consumer Loan assignments	129.0	63.9	291.8	220.8
Total provision for credit losses	410.9	152.0	709.7	486.5

Interest	107.2	116.3	323.0	349.1
Provision for claims	17.6	18.6	51.5	54.5
Loss on extinguishment of debt	—	—	—	1.2
Total costs and expenses	668.1	433.5	1,491.9	1,328.9
Income (loss) before provision (benefit) for income taxes	(73.5)	148.9	270.1	408.4
Provision (benefit) for income taxes	(16.9)	40.7	55.0	106.5
Net income (loss)	$(56.6)	$108.2	$215.1	$301.9
Net income (loss) per share:
Basic	$(5.43)	$9.62	$20.40	$25.95
Diluted	$(5.43)	$9.43	$19.92	$25.50
Weighted average shares outstanding:
Basic	10,416,624	11,248,227	10,543,527	11,634,670
Diluted	10,416,624	11,472,729	10,800,420	11,837,887

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(56.6)	$108.2	$215.1	$301.9
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax	(2.1)	0.1	(3.3)	1.4
Other comprehensive income (loss)	(2.1)	0.1	(3.3)	1.4
Comprehensive income (loss)	$(58.7)	$108.3	$211.8	$303.3

See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in millions)	For the Three Months Ended September 30, 2026
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	10,376,049	$0.1	$507.9	$1,081.1	$(0.2)	$1,588.9
Net loss	—	—	—	(56.6)	—	(56.6)
Other comprehensive loss	—	—	—	—	(2.1)	(2.1)
Stock-based compensation	—	—	10.6	—	—	10.6
Repurchase of common stock	(269,150)	—	(0.2)	(161.4)	—	(161.6)
Restricted stock units settled in common stock	2,485	—	—	—	—	—
Stock options exercised	27,949	—	10.1	—	—	10.1
Balance, end of period	10,137,333	$0.1	$528.4	$863.1	$(2.3)	$1,389.3

(Dollars in millions)	For the Three Months Ended September 30, 2025
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	11,237,396	$0.1	$369.3	$1,184.3	$1.0	$1,554.7
Net income	—	—	—	108.2	—	108.2
Other comprehensive income	—	—	—	—	0.1	0.1
Stock-based compensation	—	—	12.1	—	—	12.1
Repurchase of common stock	(230,365)	—	(0.2)	(107.2)	—	(107.4)
Restricted stock units settled in common stock	1,856	—	—	—	—	—
Stock options exercised	32,544	—	10.9	—	—	10.9
Balance, end of period	11,041,431	$0.1	$392.1	$1,185.3	$1.1	$1,578.6

(Dollars in millions)	For the Nine Months Ended September 30, 2026
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	10,680,143	$0.1	$403.3	$1,119.2	$1.0	$1,523.6
Net income	—	—	—	215.1	—	215.1
Other comprehensive loss	—	—	—	—	(3.3)	(3.3)
Stock-based compensation	—	—	30.6	—	—	30.6
Repurchase of common stock	(897,371)	—	(10.7)	(471.2)	—	(481.9)
Restricted stock units settled in common stock	45,752	—	—	—	—	—
Stock options exercised	308,809	—	105.2	—	—	105.2
Balance, end of period	10,137,333	$0.1	$528.4	$863.1	$(2.3)	$1,389.3

(Dollars in millions)	For the Nine Months Ended September 30, 2025
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount
Balance, beginning of period	12,048,151	$0.1	$335.1	$1,414.7	$(0.3)	$1,749.6
Net income	—	—	—	301.9	—	301.9
Other comprehensive income	—	—	—	—	1.4	1.4
Stock-based compensation	—	—	37.7	—	—	37.7
Repurchase of common stock	(1,089,033)	—	(2.7)	(531.3)	—	(534.0)
Restricted stock units settled to common stock	17,194	—	—	—	—	—
Stock options exercised	65,119	—	22.0	—	—	22.0
Balance, end of period	11,041,431	$0.1	$392.1	$1,185.3	$1.1	$1,578.6
See accompanying notes to consolidated financial statements.

CREDIT ACCEPTANCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In millions)	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$215.1	$301.9
Adjustments to reconcile cash provided by operating activities:
Provision for credit losses	709.7	486.5
Depreciation	1.9	2.9
Amortization	15.0	17.6
Provision for deferred income taxes	(15.3)	(21.2)
Stock-based compensation	30.6	37.7
Loss on extinguishment of debt	—	1.2
Change in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	20.3	68.9
Decrease (increase) in income taxes receivable	13.8	(5.5)
Decrease in income taxes payable	—	(105.3)
Decrease in other assets	0.7	0.6
Net cash provided by operating activities	991.8	785.3
Cash Flows From Investing Activities:
Purchases of restricted securities available for sale	(58.1)	(32.3)
Proceeds from sale of restricted securities available for sale	20.5	22.1
Maturities of restricted securities available for sale	10.7	9.7
Principal collected on Loans receivable	2,663.2	2,606.3
Advances to Dealers	(2,287.9)	(2,170.3)
Purchases of Consumer Loans	(1,175.1)	(864.5)
Payments of Dealer Holdback	(127.9)	(183.2)
Purchases of property and equipment	(4.3)	(1.2)
Net cash used in investing activities	(958.9)	(613.4)
Cash Flows From Financing Activities:
Borrowings under revolving secured lines of credit	6,847.9	849.1
Repayments under revolving secured lines of credit	(6,728.0)	(700.5)
Proceeds from secured financing	1,994.6	651.0
Repayments of secured financing	(1,748.0)	(887.2)
Proceeds from issuance of senior notes	—	500.0
Repayment of senior notes	—	(400.0)
Payments of debt issuance costs	(12.6)	(15.9)
Repurchase of common stock	(481.9)	(534.0)
Proceeds from stock options exercised	105.2	22.0
Other	7.4	(2.6)
Net cash used in financing activities	(15.4)	(518.1)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	17.5	(346.2)
Cash and cash equivalents and restricted cash and cash equivalents beginning of period	500.7	845.0
Cash and cash equivalents and restricted cash and cash equivalents end of period	$518.2	$498.8
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$302.4	$323.8
Cash paid during the period for income taxes, net of refunds	$55.9	$232.1

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

We have evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2026, for items that could potentially be recognized or disclosed in these financial statements. We did not identify any subsequent events that would require disclosure in or adjustment to the consolidated financial statements.

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

The majority of the Consumer Loans assigned to us are made to consumers with impaired or limited credit histories. The following table shows the percentage of Consumer Loans assigned to us with either FICO® scores below 650 or no FICO® scores:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Consumer Loan Assignment Volume	2026	2025	2026	2025
Percentage of total unit volume with either FICO® scores below 650 or no FICO® scores	79.4%	77.6%	80.3%	79.5%

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

	Unit Volume		Dollar Volume (1)
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
December 31, 2024	78.7%	21.3%	77.7%	22.3%
March 31, 2025	77.0%	23.0%	75.1%	24.9%
June 30, 2025	71.6%	28.4%	68.3%	31.7%
September 30, 2025	73.1%	26.9%	70.6%	29.4%
December 31, 2025	74.7%	25.3%	72.4%	27.6%
March 31, 2026	72.0%	28.0%	69.2%	30.8%
June 30, 2026	68.5%	31.5%	65.2%	34.8%
September 30, 2026	67.2%	32.8%	64.3%	35.7%
(1)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program. Payments of Dealer Holdback (as defined below) are not included.

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

We record the amount advanced to the Dealer as a Dealer Loan, which is classified within Loans receivable in our consolidated balance sheets. Cash advanced to the Dealer is automatically assigned to the Dealer’s open pool of advances. Dealers make an election as to how many Consumer Loans (either 50 or 100) will be assigned to an open pool before it is closed, and subsequent advances are assigned to a new pool. Unless we receive a request from the Dealer to keep a pool open, we automatically close each pool based on the Dealer’s election. All advances within a Dealer’s pool are secured by the future collections on the related Consumer Loans assigned to the pool. For Dealers with more than one pool, the pools are cross-collateralized so the performance of other pools is considered in determining eligibility for Dealer Holdback. We perfect our security interest with respect to the Dealer Loans by obtaining control or taking possession of the Consumer Loans, which list us as lienholder on the vehicle title.

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

Dealers have the opportunity to receive accelerated payments of Dealer Holdback when certain criteria are met, including the closing of pools of Consumer Loans. The amount of these accelerated payments to the Dealer is calculated using a formula that considers the number of Consumer Loans assigned to the pool and the related forecasted collections and advance balance.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of readily marketable securities with original maturities at the date of acquisition of three months or less. As of September 30, 2026 and December 31, 2025, we had $1.0 million and $22.3 million, respectively, in cash and cash equivalents that were not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Restricted cash and cash equivalents consist of cash pledged as collateral for secured financings and cash held in a trust for future vehicle service contract claims. As of September 30, 2026 and December 31, 2025, we had $512.6 million and $473.6 million, respectively, in restricted cash and cash equivalents that were not insured by the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported in our consolidated balance sheets to the total shown in our consolidated statements of cash flows:

(In millions)	As of
	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1.3	$22.8	$15.9	$343.7
Restricted cash and cash equivalents	516.9	477.9	482.9	501.3
Total cash and cash equivalents and restricted cash and cash equivalents	$518.2	$500.7	$498.8	$845.0

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

Methodology Changes. During the third quarter of 2026, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced forecasted collection rates for Consumer Loans assigned in 2022 through 2026. During the second quarter of 2025, we applied an adjustment to our methodology for forecasting the amount of future net cash flows from our Loan portfolio, which reduced the forecasted collection rates for Consumer Loans assigned in 2024. For additional information, see Note 6. For the three and nine months ended September 30, 2026 and 2025, we did not make any other methodology changes for Loans that had a material impact on our financial statements.

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

Senior Notes. The fair value is determined using quoted market prices in an active market.

A comparison of the carrying amount and estimated fair value of these financial instruments is as follows:

(In millions)	As of September 30, 2026		As of December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$1.3	$1.3	$22.8	$22.8
Restricted cash and cash equivalents	516.9	516.9	477.9	477.9
Restricted securities available for sale	129.1	129.1	106.2	106.2
Loans receivable, net	8,127.2	9,432.5	7,909.2	8,974.1
Liabilities
Revolving secured lines of credit	$227.2	$227.2	$107.3	$107.3
Secured financing	5,406.3	5,402.5	5,158.8	5,225.3
Senior notes	1,090.2	1,110.3	1,087.8	1,131.4

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

The following table provides the level of measurement used to determine the fair value for each of our financial instruments measured or disclosed at fair value:

(In millions)	As of September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$1.3	$—	$—	$1.3
Restricted cash and cash equivalents (1)	516.9	—	—	516.9
Restricted securities available for sale (2)	106.0	23.1	—	129.1
Loans receivable, net (1)	—	—	9,432.5	9,432.5
Liabilities
Revolving secured lines of credit (1)	$—	$227.2	$—	$227.2
Secured financing (1)	3,713.3	1,689.2	—	5,402.5
Senior notes (1)	1,110.3	—	—	1,110.3

(In millions)	As of December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and cash equivalents (1)	$22.8	$—	$—	$22.8
Restricted cash and cash equivalents (1)	477.9	—	—	477.9
Restricted securities available for sale (2)	84.7	21.5	—	106.2
Loans receivable, net (1)	—	—	8,974.1	8,974.1
Liabilities
Revolving secured lines of credit (1)	$—	$107.3	$—	$107.3
Secured financing (1)	3,825.1	1,400.2	—	5,225.3
Senior notes (1)	1,131.4	—	—	1,131.4

(1)Measured at amortized cost with fair value disclosed.
(2)Measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
5.           RESTRICTED SECURITIES AVAILABLE FOR SALE

Restricted securities available for sale consist of the following:

(In millions)	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$62.2	$—	$(1.2)	$61.0
U.S. Government and agency securities	46.5	—	(1.5)	45.0
Asset-backed securities	19.2	—	(0.1)	19.1
Mortgage-backed securities	4.1	—	(0.1)	4.0
Total restricted securities available for sale	$132.0	$—	$(2.9)	$129.1

(In millions)	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$53.1	$0.9	$(0.1)	$53.9
U.S. Government and agency securities	30.6	0.2	—	30.8
Asset-backed securities	18.5	0.2	—	18.7
Mortgage-backed securities	2.8	—	—	2.8
Total restricted securities available for sale	$105.0	$1.3	$(0.1)	$106.2

The fair value and gross unrealized losses for restricted securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of September 30, 2026
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$54.2	$(1.2)	$0.8	$—	$55.0	$(1.2)
U.S. Government and agency securities	43.4	(1.5)	1.5	—	44.9	(1.5)
Asset-backed securities	13.0	(0.1)	0.3	—	13.3	(0.1)
Mortgage-backed securities	4.0	(0.1)	—	—	4.0	(0.1)
Total restricted securities available for sale	$114.6	$(2.9)	$2.6	$—	$117.2	$(2.9)

(In millions)	Securities Available for Sale with Gross Unrealized Losses as of December 31, 2025
	Less than 12 Months		12 Months or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Total Estimated Fair Value	Total Gross Unrealized Losses
Corporate bonds	$1.1	$—	$4.1	$(0.1)	$5.2	$(0.1)
U.S. Government and agency securities	6.9	—	1.4	—	8.3	—
Asset-backed securities	—	—	1.2	—	1.2	—
Total restricted securities available for sale	$8.0	$—	$6.7	$(0.1)	$14.7	$(0.1)

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

(In millions)	As of
	September 30, 2026		December 31, 2025
Contractual Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$10.4	$10.3	$9.6	$9.6
Over one year to five years	113.6	110.9	92.1	93.2
Over five years to ten years	6.7	6.6	3.3	3.4
Over ten years	1.3	1.3	—	—
Total restricted securities available for sale	$132.0	$129.1	$105.0	$106.2

6.           LOANS RECEIVABLE
Loans receivable and allowance for credit losses consist of the following:

(In millions)	As of September 30, 2026
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,941.6	$3,019.1	$11,960.7
Allowance for credit losses	(3,254.1)	(579.4)	(3,833.5)
Loans receivable, net	$5,687.5	$2,439.7	$8,127.2

(In millions)	As of December 31, 2025
	Dealer Loans	Purchased Loans	Total
Loans receivable	$8,790.8	$2,720.7	$11,511.5
Allowance for credit losses	(3,089.1)	(513.2)	(3,602.3)
Loans receivable, net	$5,701.7	$2,207.5	$7,909.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
A summary of changes in Loans receivable and allowance for credit losses is as follows:

	For the Three Months Ended September 30, 2026
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,787.5	$2,821.2	$11,608.7	$(3,137.5)	$(512.0)	$(3,649.5)	$5,650.0	$2,309.2	$7,959.2
Finance charges	563.5	233.1	796.6	(204.7)	(41.0)	(245.7)	358.8	192.1	550.9
Provision for credit losses	—	—	—	(252.1)	(158.8)	(410.9)	(252.1)	(158.8)	(410.9)
New Consumer Loan assignments (1)	897.1	498.1	1,395.2	—	—	—	897.1	498.1	1,395.2
Collections (2)	(981.1)	(427.1)	(1,408.2)	—	—	—	(981.1)	(427.1)	(1,408.2)
Dealer Holdback payments	37.3	—	37.3	—	—	—	37.3	—	37.3
Transfers (3)	(37.9)	37.9	—	11.7	(11.7)	—	(26.2)	26.2	—
Write-offs	(329.2)	(146.1)	(475.3)	329.2	146.1	475.3	—	—	—
Recoveries (4)	0.7	2.0	2.7	(0.7)	(2.0)	(2.7)	—	—	—
Deferral of Loan origination costs	3.7	—	3.7	—	—	—	3.7	—	3.7
Balance, end of period	$8,941.6	$3,019.1	$11,960.7	$(3,254.1)	$(579.4)	$(3,833.5)	$5,687.5	$2,439.7	$8,127.2

	For the Three Months Ended September 30, 2025
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,791.0	$2,772.0	$11,563.0	$(3,005.9)	$(555.2)	$(3,561.1)	$5,785.1	$2,216.8	$8,001.9
Finance charges	551.4	223.9	775.3	(193.6)	(42.3)	(235.9)	357.8	181.6	539.4
Provision for credit losses	—	—	—	(87.6)	(64.4)	(152.0)	(87.6)	(64.4)	(152.0)
New Consumer Loan assignments (1)	652.5	271.6	924.1	—	—	—	652.5	271.6	924.1
Collections (2)	(982.1)	(411.2)	(1,393.3)	—	—	—	(982.1)	(411.2)	(1,393.3)
Dealer Holdback payments	51.9	—	51.9	—	—	—	51.9	—	51.9
Transfers (3)	(41.3)	41.3	—	13.1	(13.1)	—	(28.2)	28.2	—
Write-offs	(221.9)	(140.9)	(362.8)	221.9	140.9	362.8	—	—	—
Recoveries (4)	0.5	1.5	2.0	(0.5)	(1.5)	(2.0)	—	—	—
Deferral of Loan origination costs	3.5	—	3.5	—	—	—	3.5	—	3.5
Balance, end of period	$8,805.5	$2,758.2	$11,563.7	$(3,052.6)	$(535.6)	$(3,588.2)	$5,752.9	$2,222.6	$7,975.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	For the Nine Months Ended September 30, 2026
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,790.8	$2,720.7	$11,511.5	$(3,089.1)	$(513.2)	$(3,602.3)	$5,701.7	$2,207.5	$7,909.2
Finance charges	1,678.2	683.4	2,361.6	(606.3)	(119.8)	(726.1)	1,071.9	563.6	1,635.5
Provision for credit losses	—	—	—	(403.5)	(306.2)	(709.7)	(403.5)	(306.2)	(709.7)
New Consumer Loan assignments (1)	2,287.9	1,175.1	3,463.0	—	—	—	2,287.9	1,175.1	3,463.0
Collections (2)	(3,024.0)	(1,285.5)	(4,309.5)	—	—	—	(3,024.0)	(1,285.5)	(4,309.5)
Dealer Holdback payments	127.9	—	127.9	—	—	—	127.9	—	127.9
Transfers (3)	(124.1)	124.1	—	38.9	(38.9)	—	(85.2)	85.2	—
Write-offs	(807.7)	(404.4)	(1,212.1)	807.7	404.4	1,212.1	—	—	—
Recoveries (4)	1.8	5.7	7.5	(1.8)	(5.7)	(7.5)	—	—	—
Deferral of Loan origination costs	10.8	—	10.8	—	—	—	10.8	—	10.8
Balance, end of period	$8,941.6	$3,019.1	$11,960.7	$(3,254.1)	$(579.4)	$(3,833.5)	$5,687.5	$2,439.7	$8,127.2

	For the Nine Months Ended September 30, 2025
(In millions)	Loans Receivable			Allowance for Credit Losses			Loans Receivable, Net
	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,521.0	$2,768.1	$11,289.1	$(2,844.5)	$(594.3)	$(3,438.8)	$5,676.5	$2,173.8	$7,850.3
Finance charges	1,630.7	669.3	2,300.0	(564.3)	(128.9)	(693.2)	1,066.4	540.4	1,606.8
Provision for credit losses	—	—	—	(294.3)	(192.2)	(486.5)	(294.3)	(192.2)	(486.5)
New Consumer Loan assignments (1)	2,170.3	864.5	3,034.8	—	—	—	2,170.3	864.5	3,034.8
Collections (2)	(2,977.2)	(1,246.6)	(4,223.8)	—	—	—	(2,977.2)	(1,246.6)	(4,223.8)
Dealer Holdback payments	183.2	—	183.2	—	—	—	183.2	—	183.2
Transfers (3)	(121.3)	121.3	—	38.6	(38.6)	—	(82.7)	82.7	—
Write-offs	(613.1)	(422.6)	(1,035.7)	613.1	422.6	1,035.7	—	—	—
Recoveries (4)	1.2	4.2	5.4	(1.2)	(4.2)	(5.4)	—	—	—
Deferral of Loan origination costs	10.7	—	10.7	—	—	—	10.7	—	10.7
Balance, end of period	$8,805.5	$2,758.2	$11,563.7	$(3,052.6)	$(535.6)	$(3,588.2)	$5,752.9	$2,222.6	$7,975.5
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

(In millions)	For the Three Months Ended September 30, 2026
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$59.9	$69.1	$129.0
Forecast changes	192.2	89.7	281.9
Total	$252.1	$158.8	$410.9

(In millions)	For the Three Months Ended September 30, 2025
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$34.9	$29.0	$63.9
Forecast changes	52.7	35.4	88.1
Total	$87.6	$64.4	$152.0

(In millions)	For the Nine Months Ended September 30, 2026
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$136.7	$155.1	$291.8
Forecast changes	266.8	151.1	417.9
Total	$403.5	$306.2	$709.7

(In millions)	For the Nine Months Ended September 30, 2025
Provision for Credit Losses	Dealer Loans	Purchased Loans	Total
New Consumer Loan assignments	$123.8	$97.0	$220.8
Forecast changes	170.5	95.2	265.7
Total	$294.3	$192.2	$486.5

The net Loan income (finance charge revenue less provision for credit losses expense) that we recognize over the life of a Loan equals the cash we collect from the underlying Consumer Loan less the cash we pay to the Dealer. Under CECL, we are required to recognize:
•a significant provision for credit losses expense at the time of assignment for contractual net cash flows we do not expect to realize; and
•finance charge revenue in subsequent periods that is significantly in excess of our expected yield.

Additional information related to new Consumer Loan assignments is as follows:

(In millions)	For the Three Months Ended September 30, 2026
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,419.0	$981.7	$2,400.7
Expected net cash flows at the time of assignment (2)	1,283.5	693.2	1,976.7
Loans receivable at the time of assignment (3)	897.1	498.1	1,395.2

Provision for credit losses expense at the time of assignment	$(59.9)	$(69.1)	$(129.0)
Expected future finance charges at the time of assignment (4)	446.3	264.2	710.5
Expected net Loan income at the time of assignment (5)	$386.4	$195.1	$581.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended September 30, 2025
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$1,035.9	$534.0	$1,569.9
Expected net cash flows at the time of assignment (2)	937.5	387.2	1,324.7
Loans receivable at the time of assignment (3)	652.5	271.6	924.1

Provision for credit losses expense at the time of assignment	$(34.9)	$(29.0)	$(63.9)
Expected future finance charges at the time of assignment (4)	319.9	144.6	464.5
Expected net Loan income at the time of assignment (5)	$285.0	$115.6	$400.6

(In millions)	For the Nine Months Ended September 30, 2026
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,667.0	$2,338.1	$6,005.1
Expected net cash flows at the time of assignment (2)	3,318.4	1,655.7	4,974.1
Loans receivable at the time of assignment (3)	2,287.9	1,175.1	3,463.0

Provision for credit losses expense at the time of assignment	$(136.7)	$(155.1)	$(291.8)
Expected future finance charges at the time of assignment (4)	1,167.2	635.7	1,802.9
Expected net Loan income at the time of assignment (5)	$1,030.5	$480.6	$1,511.1

(In millions)	For the Nine Months Ended September 30, 2025
New Consumer Loan Assignments	Dealer Loans	Purchased Loans	Total
Contractual net cash flows at the time of assignment (1)	$3,462.8	$1,711.7	$5,174.5
Expected net cash flows at the time of assignment (2)	3,128.3	1,236.4	4,364.7
Loans receivable at the time of assignment (3)	2,170.3	864.5	3,034.8

Provision for credit losses expense at the time of assignment	$(123.8)	$(97.0)	$(220.8)
Expected future finance charges at the time of assignment (4)	1,081.8	468.9	1,550.7
Expected net Loan income at the time of assignment (5)	$958.0	$371.9	$1,329.9

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
(4)Represents revenue that is expected to be recognized on a level-yield basis over the lives of the Loans.
(5)Represents the amount that expected net cash flows at the time of assignment exceed Loans receivable at the time of assignment.

A summary of changes in expected future net cash flows is as follows:

(In millions)	For the Three Months Ended September 30, 2026
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,122.6	$3,631.1	$11,753.7
New Consumer Loan assignments (1)	1,283.5	693.2	1,976.7
Realized net cash flows (2)	(943.8)	(427.1)	(1,370.9)
Forecast changes	(167.4)	(123.8)	(291.2)
Transfers (3)	(40.2)	42.5	2.3
Balance, end of period	$8,254.7	$3,815.9	$12,070.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	For the Three Months Ended September 30, 2025
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,355.5	$3,472.2	$11,827.7
New Consumer Loan assignments (1)	937.5	387.2	1,324.7
Realized net cash flows (2)	(930.2)	(411.2)	(1,341.4)
Forecast changes	(41.2)	(17.4)	(58.6)
Transfers (3)	(42.4)	44.2	1.8
Balance, end of period	$8,279.2	$3,475.0	$11,754.2

(In millions)	For the Nine Months Ended September 30, 2026
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,165.5	$3,444.7	$11,610.2
New Consumer Loan assignments (1)	3,318.4	1,655.7	4,974.1
Realized net cash flows (2)	(2,896.1)	(1,285.5)	(4,181.6)
Forecast changes	(203.6)	(135.8)	(339.4)
Transfers (3)	(129.5)	136.8	7.3
Balance, end of period	$8,254.7	$3,815.9	$12,070.6

(In millions)	For the Nine Months Ended September 30, 2025
Expected Future Net Cash Flows	Dealer Loans	Purchased Loans	Total
Balance, beginning of period	$8,176.3	$3,383.9	$11,560.2
New Consumer Loan assignments (1)	3,128.3	1,236.4	4,364.7
Realized net cash flows (2)	(2,794.0)	(1,246.6)	(4,040.6)
Forecast changes	(105.4)	(29.9)	(135.3)
Transfers (3)	(126.0)	131.2	5.2
Balance, end of period	$8,279.2	$3,475.0	$11,754.2
(1)The Dealer Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under the Portfolio Program, less the related Dealer Holdback payments that we expected to make. The Purchased Loans amount represents repayments that we expected to collect at the time of assignment on Consumer Loans assigned under the Purchase Program.
(2)The Dealer Loans amount represents repayments that we collected on Consumer Loans assigned under the Portfolio Program, less the Dealer Holdback payments that we made. The Purchased Loans amount represents repayments that we collected on Consumer Loans assigned under the Purchase Program.
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

The following table compares our aggregated forecast of Consumer Loan collection rates as of September 30, 2026 with the aggregated forecasts as of June 30, 2026, December 31, 2025 and at the time of assignment, segmented by year of assignment:

	Total Loans
	Forecasted Collection Rate as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2026	June 30, 2026	December 31, 2025	Initial Forecast	June 30, 2026	December 31, 2025	Initial Forecast
2017	64.8%	64.8%	64.8%	64.0%	0.0%	0.0%	0.8%
2018	65.6%	65.6%	65.5%	63.6%	0.0%	0.1%	2.0%
2019	67.3%	67.3%	67.2%	64.0%	0.0%	0.1%	3.3%
2020	68.1%	68.1%	68.0%	63.4%	0.0%	0.1%	4.7%
2021	64.2%	64.1%	63.8%	66.3%	0.1%	0.4%	-2.1%
2022	59.2%	59.3%	59.3%	67.5%	-0.1%	-0.1%	-8.3%
2023	62.4%	62.9%	63.3%	67.5%	-0.5%	-0.9%	-5.1%
2024	63.6%	65.1%	65.3%	67.2%	-1.5%	-1.7%	-3.6%
2025	64.9%	66.9%	67.2%	67.0%	-2.0%	-2.3%	-2.1%
2026	65.3%	67.1%	—	67.1%	-1.8%	—	-1.8%

	Dealer Loans
	Forecasted Collection Rate as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2026	June 30, 2026	December 31, 2025	Initial Forecast	June 30, 2026	December 31, 2025	Initial Forecast
2017	64.1%	64.1%	64.1%	63.8%	0.0%	0.0%	0.3%
2018	65.0%	65.0%	64.9%	63.6%	0.0%	0.1%	1.4%
2019	66.9%	66.9%	66.9%	63.9%	0.0%	0.0%	3.0%
2020	67.9%	67.9%	67.8%	63.3%	0.0%	0.1%	4.6%
2021	63.9%	63.8%	63.6%	66.3%	0.1%	0.3%	-2.4%
2022	58.4%	58.5%	58.5%	67.3%	-0.1%	-0.1%	-8.9%
2023	61.1%	61.6%	62.1%	66.8%	-0.5%	-1.0%	-5.7%
2024	62.4%	63.8%	64.1%	66.3%	-1.4%	-1.7%	-3.9%
2025	63.1%	65.3%	65.7%	65.5%	-2.2%	-2.6%	-2.4%
2026	63.8%	65.7%	—	65.8%	-1.9%	—	-2.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

	Purchased Loans
	Forecasted Collection Rate as of (1) (2)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2026	June 30, 2026	December 31, 2025	Initial Forecast	June 30, 2026	December 31, 2025	Initial Forecast
2017	66.4%	66.4%	66.4%	64.6%	0.0%	0.0%	1.8%
2018	66.8%	66.8%	66.8%	63.5%	0.0%	0.0%	3.3%
2019	67.9%	67.9%	67.9%	64.2%	0.0%	0.0%	3.7%
2020	68.4%	68.4%	68.4%	63.6%	0.0%	0.0%	4.8%
2021	64.7%	64.7%	64.4%	66.3%	0.0%	0.3%	-1.6%
2022	61.2%	61.3%	61.3%	68.0%	-0.1%	-0.1%	-6.8%
2023	65.9%	66.3%	66.8%	69.4%	-0.4%	-0.9%	-3.5%
2024	68.3%	69.7%	69.9%	70.7%	-1.4%	-1.6%	-2.4%
2025	70.0%	71.5%	71.9%	71.5%	-1.5%	-1.9%	-1.5%
2026	68.6%	70.2%	—	70.2%	-1.6%	—	-1.6%

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

We evaluate and adjust the expected collection rate for each Consumer Loan subsequent to assignment primarily through the monitoring of consumer payment behavior. The following table summarizes the past-due status of Consumer Loan assignments as of September 30, 2026 and December 31, 2025, segmented by year of assignment:

(In millions)	Total Loans as of September 30, 2026 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2021 and prior	$26.4	$16.6	$82.4	$233.6	$359.0
2022	181.4	66.9	185.6	16.8	450.7
2023	656.9	198.6	309.7	3.1	1,168.3
2024	1,513.6	467.7	448.0	0.3	2,429.6
2025	2,344.6	636.9	325.7	—	3,307.2
2026	3,701.1	492.5	52.3	—	4,245.9
	$8,424.0	$1,879.2	$1,403.7	$253.8	$11,960.7

(In millions)	Dealer Loans as of September 30, 2026 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2021 and prior	$17.3	$10.5	$53.3	$143.6	$224.7
2022	128.8	46.5	132.0	13.0	320.3
2023	466.1	144.2	227.6	2.5	840.4
2024	1,160.5	372.9	361.2	0.2	1,894.8
2025	1,753.1	512.8	266.1	—	2,532.0
2026	2,709.6	378.0	41.8	—	3,129.4
	$6,235.4	$1,464.9	$1,082.0	$159.3	$8,941.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(In millions)	Purchased Loans as of September 30, 2026 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2021 and prior	$9.1	$6.1	$29.1	$90.0	$134.3
2022	52.6	20.4	53.6	3.8	130.4
2023	190.8	54.4	82.1	0.6	327.9
2024	353.1	94.8	86.8	0.1	534.8
2025	591.5	124.1	59.6	—	775.2
2026	991.5	114.5	10.5	—	1,116.5
	$2,188.6	$414.3	$321.7	$94.5	$3,019.1

(In millions)	Total Loans as of December 31, 2025 (1) (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$20.0	$14.8	$66.0	$236.9	$337.7
2021	87.2	46.1	149.5	21.4	304.2
2022	370.8	130.6	268.0	6.0	775.4
2023	1,112.5	337.9	407.3	0.7	1,858.4
2024	2,394.0	711.8	501.5	—	3,607.3
2025	3,822.7	663.5	142.3	—	4,628.5
	$7,807.2	$1,904.7	$1,534.6	$265.0	$11,511.5

(In millions)	Dealer Loans as of December 31, 2025 (1)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$11.8	$8.4	$38.9	$134.5	$193.6
2021	58.5	29.8	99.3	16.5	204.1
2022	265.2	92.1	190.1	4.7	552.1
2023	801.8	247.5	299.9	0.6	1,349.8
2024	1,882.7	581.3	412.4	—	2,876.4
2025	2,947.2	547.7	119.9	—	3,614.8
	$5,967.2	$1,506.8	$1,160.5	$156.3	$8,790.8

(In millions)	Purchased Loans as of December 31, 2025 (2)
	Pre-term Consumer Loans (3)			Post-term Consumer Loans (4)	Total
Consumer Loan Assignment Year	Current (5)	Past Due 11-90 Days	Past Due Over 90 Days
2020 and prior	$8.2	$6.4	$27.1	$102.4	$144.1
2021	28.7	16.3	50.2	4.9	100.1
2022	105.6	38.5	77.9	1.3	223.3
2023	310.7	90.4	107.4	0.1	508.6
2024	511.3	130.5	89.1	—	730.9
2025	875.5	115.8	22.4	—	1,013.7
	$1,840.0	$397.9	$374.1	$108.7	$2,720.7

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

The following table summarizes the write-offs for Consumer Loan assignments for the three and nine months ended September 30, 2026 and 2025, segmented by year of assignment:

(In millions)	For the Three Months Ended September 30, 2026
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2021 and prior	$101.9	$18.4	$120.3
2022	89.4	13.0	102.4
2023	59.8	26.3	86.1
2024	53.3	33.3	86.6
2025	20.2	28.9	49.1
2026	4.6	26.2	30.8
	$329.2	$146.1	$475.3

(In millions)	For the Three Months Ended September 30, 2025
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2020 and prior	$63.2	$23.9	$87.1
2021	40.3	12.9	53.2
2022	70.0	23.4	93.4
2023	29.9	32.9	62.8
2024	14.1	28.3	42.4
2025	4.4	19.5	23.9
	$221.9	$140.9	$362.8

(In millions)	For the Nine Months Ended September 30, 2026
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2021 and prior	$289.5	$61.0	$350.5
2022	226.3	45.5	271.8
2023	140.4	83.8	224.2
2024	106.4	91.6	198.0
2025	36.9	84.7	121.6
2026	8.2	37.8	46.0
	$807.7	$404.4	$1,212.1

(In millions)	For the Nine Months Ended September 30, 2025
Write-offs by Consumer Loan Assignment Year	Dealer Loans	Purchased Loans	Total
2020 and prior	$206.3	$80.8	$287.1
2021	112.7	44.6	157.3
2022	180.8	76.7	257.5
2023	65.3	103.5	168.8
2024	39.0	86.7	125.7
2025	9.0	30.3	39.3
	$613.1	$422.6	$1,035.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
During the third quarter of 2026, based on our analysis of historical Consumer Loan performance data and market trends, we adjusted our methodology for forecasting future net cash flows from our Loan portfolio. The adjustment reduced forecasted collection rates for Consumer Loans assigned to us in 2022 through 2026 to the levels we now expect for the life of these Consumer Loans. Prior to our making the adjustment in the third quarter of 2026, we had observed small but consistent quarterly underperformance of these Consumer Loans relative to forecasted cash flows and had made corresponding adjustments to our forecast each quarter. The underperformance of the Consumer Loans assigned to us in 2022 through 2026 had been most pronounced in the case of Consumer Loans in lower scorecard bands. Most of the impact of the forecast adjustment we made in the third quarter of 2026 is related to Consumer Loans assigned to us before the scorecard change we introduced in the second quarter of 2026. The implementation of this forecast adjustment late in the third quarter of 2026 reduced forecasted net cash flows by $185.2 million, or 1.5%, and increased provision for credit losses by $143.7 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
7.    REINSURANCE

A summary of reinsurance activity is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net assumed written premiums	$31.8	$23.1	$83.9	$72.4
Net premiums earned	25.3	24.1	73.1	71.7
Provision for claims	17.6	18.6	51.5	54.5
Amortization of capitalized acquisition costs	0.6	0.5	1.9	1.8

The trust assets and related reinsurance liabilities are as follows:

(In millions)		As of
	Balance Sheet Location	September 30, 2026	December 31, 2025
Trust assets	Restricted cash and cash equivalents	$0.8	$0.7
Trust assets	Restricted securities available for sale	129.1	106.2
Unearned premium	Accounts payable and accrued liabilities	84.8	74.0
Claims reserve (1)	Accounts payable and accrued liabilities	5.9	5.9

(1)    The claims reserve represents our liability for incurred-but-not-reported claims and is estimated based on historical claims experience.

8.    OTHER INCOME

Other income consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Ancillary product profit sharing	$9.4	$9.5	$26.4	$25.7
Interest	5.3	5.7	15.1	21.9
Remarketing fees	3.4	3.4	11.0	10.1
Other	0.3	0.3	0.9	1.1
Total	$18.4	$18.9	$53.4	$58.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
The following table disaggregates our other income by major source of income and timing of the revenue recognition:

(In millions)	For the Three Months Ended September 30, 2026
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$9.4	$5.3	$—	$0.1	$14.8
Dealers	—	—	3.4	0.2	3.6
Total	$9.4	$5.3	$3.4	$0.3	$18.4

Timing of Revenue Recognition
Over time	$9.4	$5.3	$—	$0.1	$14.8
At a point in time	—	—	3.4	0.2	3.6
Total	$9.4	$5.3	$3.4	$0.3	$18.4

(In millions)	For the Nine Months Ended September 30, 2026
	Ancillary Product Profit Sharing	Interest	Remarketing Fees	Other	Total Other Income
Source of Income
Third-Party Providers	$26.4	$15.1	$—	$0.3	$41.8
Dealers	—	—	11.0	0.6	11.6
Total	$26.4	$15.1	$11.0	$0.9	$53.4

Timing of Revenue Recognition
Over time	$26.4	$15.1	$—	$0.3	$41.8
At a point in time	—	—	11.0	0.6	11.6
Total	$26.4	$15.1	$11.0	$0.9	$53.4

9.           DEBT

Debt consists of the following:

(In millions)	As of September 30, 2026
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$227.2	$—	$—	$227.2
Secured financing (2)	5,427.2	(20.9)	—	5,406.3
Senior notes	1,100.0	(9.8)	—	1,090.2
Total debt	$6,754.4	$(30.7)	$—	$6,723.7

(In millions)	As of December 31, 2025
	Principal Outstanding	Unamortized Debt Issuance Costs	Unamortized Discount	Carrying Amount
Revolving secured lines of credit (1)	$107.3	$—	$—	$107.3
Secured financing (2)	5,180.6	(21.7)	(0.1)	5,158.8
Senior notes	1,100.0	(12.2)	—	1,087.8
Total debt	$6,387.9	$(33.9)	$(0.1)	$6,353.9

(1)Excludes deferred debt issuance costs of $5.1 million and $4.5 million as of September 30, 2026 and December 31, 2025, respectively, which are included in other assets.
(2)Warehouse facilities and Term ABS financings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
General information for each of our financing transactions in place as of September 30, 2026 is as follows:

(Dollars in millions)
Financings	Wholly Owned Subsidiary	Maturity Date		Financing Amount	Interest Rate Basis as of September 30, 2026
Revolving Secured Line of Credit Facility	n/a	06/22/2029		$390.0	At our option, either the Secured Overnight Financing Rate (SOFR) plus 175.0 basis points or the prime rate plus 75.0 basis points
RTP Facility	n/a	—	(1)	20.0	SOFR plus 175.0 basis points
Warehouse Facility II (2)	CAC Warehouse Funding LLC II	09/15/2028	(3)	500.0	SOFR plus 175.0 basis points
Warehouse Facility IV (2)	CAC Warehouse Funding LLC IV	07/30/2028	(3)	300.0	SOFR plus 205.0 basis points
Warehouse Facility V (2)	CAC Warehouse Funding LLC V	12/29/2027	(4)	250.0	SOFR plus 185.0 basis points
Warehouse Facility VI (2)	CAC Warehouse Funding LLC VI	09/30/2028	(3)	75.0	SOFR plus 185.0 basis points
Warehouse Facility VIII (2)	CAC Warehouse Funding LLC VIII	09/19/2028	(3)	200.0	SOFR plus 185.0 basis points
Term ABS 2019-2 (2)	Credit Acceptance Funding LLC 2019-2	09/15/2028	(5)	500.0	Fixed rate
Term ABS 2021-1 (2)	Credit Acceptance Funding LLC 2021-1	01/18/2028	(6)	100.0	SOFR plus 140.0 basis points
Term ABS 2022-2 (2)	Credit Acceptance Funding LLC 2022-2	06/15/2027	(5)	300.0	SOFR plus 246.4 basis points
Term ABS 2023-1 (2)	Credit Acceptance Funding LLC 2023-1	03/17/2025	(3)	400.0	Fixed rate
Term ABS 2023-2 (2)	Credit Acceptance Funding LLC 2023-2	05/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-3 (2)	Credit Acceptance Funding LLC 2023-3	08/15/2025	(3)	400.0	Fixed rate
Term ABS 2023-5 (2)	Credit Acceptance Funding LLC 2023-5	12/15/2025	(3)	294.0	Fixed rate
Term ABS 2024-A (2)	Credit Acceptance Funding LLC 2024-A	02/15/2027	(5)	200.0	Fixed rate
Term ABS 2024-1 (2)	Credit Acceptance Funding LLC 2024-1	03/16/2026	(3)	500.0	Fixed rate
Term ABS 2024-2 (2)	Credit Acceptance Funding LLC 2024-2	06/15/2026	(3)	550.0	Fixed rate
Term ABS 2024-3 (2)	Credit Acceptance Funding LLC 2024-3	09/15/2026	(3)	600.0	Fixed rate
Term ABS 2024-B (2)	Credit Acceptance Funding LLC 2024-B	12/15/2027	(5)	300.0	Fixed rate
Term ABS 2025-1 (2)	Credit Acceptance Funding LLC 2025-1	03/15/2027	(3)	400.0	Fixed rate
Term ABS 2025-2 (2)	Credit Acceptance Funding LLC 2025-2	11/15/2027	(3)	500.0	Fixed rate
Term ABS 2026-1 (2)	Credit Acceptance Funding LLC 2026-1	04/17/2028	(3)	450.0	Fixed rate
Term ABS 2026-2 (2)	Credit Acceptance Funding LLC 2026-2	08/15/2028	(3)	600.0	Fixed rate
2028 Senior Notes	n/a	12/15/2028		600.0	Fixed rate
2030 Senior Notes	n/a	03/15/2030		500.0	Fixed rate

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
Additional information related to the amounts outstanding on each facility is as follows:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revolving Secured Lines of Credit
Maximum outstanding principal balance	$342.4	$199.3	$342.4	$199.3
Average outstanding principal balance	215.6	58.9	186.1	20.8
Warehouse Facility II
Maximum outstanding principal balance	315.0	—	315.0	251.0
Average outstanding principal balance	157.1	—	121.1	1.8
Warehouse Facility IV
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility V
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility VI
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—
Warehouse Facility VIII
Maximum outstanding principal balance	—	—	—	—
Average outstanding principal balance	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2026	December 31, 2025
Revolving Secured Lines of Credit
Principal balance outstanding	$227.2	$107.3
Amount available for borrowing (1)	182.8	302.7
Interest rate	5.65%	5.69%
Warehouse Facility II
Principal balance outstanding	$289.0	$—
Amount available for borrowing (1)	211.0	500.0
Loans pledged as collateral	464.2	—
Restricted cash and cash equivalents pledged as collateral	8.7	—
Interest rate	5.62%	—%
Warehouse Facility IV
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	300.0	300.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Warehouse Facility V
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	250.0	250.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	1.0
Interest rate	—%	—%
Warehouse Facility VI
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	75.0	75.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	0.1
Interest rate	—%	—%
Warehouse Facility VIII
Principal balance outstanding	$—	$—
Amount available for borrowing (1)	200.0	200.0
Loans pledged as collateral	—	—
Restricted cash and cash equivalents pledged as collateral	—	—
Interest rate	—%	—%
Term ABS 2019-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	502.6	523.8
Restricted cash and cash equivalents pledged as collateral	42.0	42.1
Interest rate	5.83%	5.43%
Term ABS 2021-1
Principal balance outstanding	$100.0	$100.0
Loans pledged as collateral	108.6	108.8
Restricted cash and cash equivalents pledged as collateral	8.8	8.8
Interest rate	5.22%	5.95%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2026	December 31, 2025
Term ABS 2022-1
Principal balance outstanding	$—	$44.8
Loans pledged as collateral	—	186.3
Restricted cash and cash equivalents pledged as collateral	—	19.7
Interest rate	—%	6.13%
Term ABS 2022-2
Principal balance outstanding	$300.0	$300.0
Loans pledged as collateral	321.0	325.0
Restricted cash and cash equivalents pledged as collateral	27.0	23.6
Interest rate	6.33%	6.12%
Term ABS 2022-3
Principal balance outstanding	$—	$127.0
Loans pledged as collateral	—	238.8
Restricted cash and cash equivalents pledged as collateral	—	23.0
Interest rate	—%	8.84%
Term ABS 2023-1
Principal balance outstanding	$54.1	$209.2
Loans pledged as collateral	186.8	293.5
Restricted cash and cash equivalents pledged as collateral	23.0	26.9
Interest rate	7.71%	7.32%
Term ABS 2023-2
Principal balance outstanding	$71.2	$242.7
Loans pledged as collateral	215.4	338.4
Restricted cash and cash equivalents pledged as collateral	24.6	28.6
Interest rate	7.15%	6.69%
Term ABS 2023-3
Principal balance outstanding	$138.6	$312.9
Loans pledged as collateral	247.3	371.3
Restricted cash and cash equivalents pledged as collateral	25.7	30.0
Interest rate	7.47%	6.99%
Term ABS 2023-5
Principal balance outstanding	$149.7	$294.0
Loans pledged as collateral	224.9	327.7
Restricted cash and cash equivalents pledged as collateral	25.8	28.9
Interest rate	6.93%	6.54%
Term ABS 2024-A
Principal balance outstanding	$200.0	$200.0
Loans pledged as collateral	204.1	211.1
Restricted cash and cash equivalents pledged as collateral	16.8	16.6
Interest rate	7.45%	7.45%
Term ABS 2024-1
Principal balance outstanding	$317.9	$500.0
Loans pledged as collateral	458.2	580.2
Restricted cash and cash equivalents pledged as collateral	40.3	44.0
Interest rate	6.20%	6.01%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)

(Dollars in millions)	As of
	September 30, 2026	December 31, 2025
Term ABS 2024-2
Principal balance outstanding	$456.7	$550.0
Loans pledged as collateral	559.4	608.6
Restricted cash and cash equivalents pledged as collateral	44.0	42.9
Interest rate	6.26%	6.21%
Term ABS 2024-3
Principal balance outstanding	$600.0	$600.0
Loans pledged as collateral	634.4	668.7
Restricted cash and cash equivalents pledged as collateral	50.7	47.4
Interest rate	4.91%	4.91%
Term ABS 2024-B
Principal balance outstanding	$300.0	$300.0
Loans pledged as collateral	326.2	339.9
Restricted cash and cash equivalents pledged as collateral	24.6	22.5
Interest rate	6.13%	6.13%
Term ABS 2025-1
Principal balance outstanding	$400.0	$400.0
Loans pledged as collateral	437.5	463.5
Restricted cash and cash equivalents pledged as collateral	33.5	32.1
Interest rate	5.26%	5.26%
Term ABS 2025-2
Principal balance outstanding	$500.0	$500.0
Loans pledged as collateral	565.3	689.8
Restricted cash and cash equivalents pledged as collateral	39.0	39.0
Interest rate	4.77%	4.77%
Term ABS 2026-1
Principal balance outstanding	$450.0	$—
Loans pledged as collateral	522.9	—
Restricted cash and cash equivalents pledged as collateral	34.9	—
Interest rate	4.87%	—%
Term ABS 2026-2
Principal balance outstanding	$600.0	$—
Loans pledged as collateral	730.6	—
Restricted cash and cash equivalents pledged as collateral	46.7	—
Interest rate	5.20%	—%
2028 Senior Notes
Principal balance outstanding	$600.0	$600.0
Interest rate	9.250%	9.250%
2030 Senior Notes
Principal balance outstanding	$500.0	$500.0
Interest rate	6.625%	6.625%
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

Term ABS Financings

We have wholly owned subsidiaries (the “Funding LLCs”) that have completed secured financing transactions with qualified institutional investors or lenders. In connection with each of these transactions, we conveyed Loans on an arms-length basis to a Funding LLC for cash and the sole membership interest in that Funding LLC. In turn, each Funding LLC, other than the Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2024-B financings, conveyed the Loans to the respective trusts that issued notes to qualified institutional investors. The Funding LLCs for the Term ABS 2019-2, 2021-1, 2022-2, and 2024-B financings pledged the Loans for the benefit of their respective lenders. The Term ABS 2023-1, 2023-2, 2023-3, 2023-5, 2024-A, 2024-1, 2024-2, 2024-3, 2025-1, 2025-2, 2026-1, and 2026-2 financings each consist of three classes of notes (or, in the case of the Term ABS 2024-B, three classes of loans).

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

Debt Covenants

As of September 30, 2026, we were in compliance with the covenants under our revolving secured line of credit facility, our Warehouse facilities, our Term ABS financings, the senior notes indentures, and the RTP Facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
10.         INCOME TAXES

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory income tax rate	$(15.4)	21.0%	$31.3	21.0%	$56.7	21.0%	$85.8	21.0%
State and local income taxes	(1.9)	2.6%	8.3	5.6%	4.7	1.8%	16.5	4.0%
Non-deductible executive compensation expense	1.7	-2.3%	1.0	0.6%	1.5	0.5%	3.7	0.9%
Tax deficiency (excess tax benefit) from stock-based compensation	(0.6)	0.7%	0.1	0.1%	(2.5)	-0.9%	0.3	0.1%
Research and development tax credits	(0.8)	1.1%	—	—%	(5.6)	-2.1%	—	—%
Other	0.1	-0.1%	—	—%	0.2	0.1%	0.2	0.1%
Effective income tax rate	$(16.9)	23.0%	$40.7	27.3%	$55.0	20.4%	$106.5	26.1%

State and local income taxes

For the three months ended September 30, 2026, the impact of state and local income taxes on our effective income tax rate decreased from the same period in 2025, primarily due to a revision of deferred tax estimates during the third quarter of 2025 reflecting recent state tax law changes, which increased our effective income tax rate for that period. For the nine months ended September 30, 2026, the impact of state and local income taxes on our effective income tax rate decreased from the same period in 2025, primarily due to a decrease in the proportion of our consolidated net income reserved for uncertain tax positions.

Non-deductible executive compensation expense

For the third quarter of 2026, the impact of non-deductible executive compensation expense reduced, rather than increased, our effective income tax rate, as we had a pre-tax loss in the period, compared to pre-tax income in the third quarter of 2025. For the nine months ended September 30, 2026, the impact of non-deductible executive compensation expense decreased from the same period in 2025, primarily as a result of the reversal of previously recognized non-deductible executive compensation expense due to the retirement of certain executive officers during 2026.

Tax deficiency or excess tax benefit from stock-based compensation

We recognize a tax deficiency or excess tax benefit when the tax deduction for the stock-based compensation expense of a stock award differs from the cumulative stock-based compensation expense recognized in the financial statements. The tax deficiency or excess tax benefit is recognized in provision for income taxes in the period in which the amount of the tax deduction is determined, which is when restricted stock units are settled in common stock or stock options are exercised. Tax deficiencies increase our effective income tax rate, while excess tax benefits reduce our effective income tax rate; however, the tax benefit for the three months ended September 30, 2026 increased our effective income tax rate as a result of the pre-tax loss for that period. We recognized a tax benefit for the three and nine months ended September 30, 2026, and we recognized a tax deficiency for the three and nine months ended September 30, 2025.

Research and development tax credits

For the three and nine months ended September 30, 2026, we recognized a research and development tax credit related to qualified activities. For the three months ended September 30, 2026, the tax credit increased our effective income tax rate as a result of the pre-tax loss for that period. The amount recognized for the nine months ended September 30, 2026 includes $3.2 million related to qualified activity that occurred in 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
11.         NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share has been computed by dividing net income (loss) by the basic number of weighted average shares outstanding. Diluted net income (loss) per share has been computed by dividing net income (loss) by the diluted number of weighted average shares outstanding using the treasury stock method. The share effect is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average shares outstanding:
Common shares	10,307,670	11,138,833	10,440,187	11,525,276
Vested restricted stock units	108,954	109,394	103,340	109,394
Basic number of weighted average shares outstanding	10,416,624	11,248,227	10,543,527	11,634,670
Dilutive effect of restricted stock units and stock options	—	224,502	256,893	203,217
Dilutive number of weighted average shares outstanding	10,416,624	11,472,729	10,800,420	11,837,887

The following outstanding stock awards were excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	73,436	47,000	17,337	47,000
Restricted stock units	219,047	9,415	26,994	7,143
Total	292,483	56,415	44,331	54,143

12.         STOCK REPURCHASES

The following table summarizes our stock repurchases for the three and nine months ended September 30, 2026 and 2025:

(Dollars in millions)	For the Three Months Ended September 30,
	2026		2025
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1) (2)	268,655	$161.4	230,064	$107.3
Other (3)	495	0.2	301	0.1
Total	269,150	$161.6	230,365	$107.4

(Dollars in millions)	For the Nine Months Ended September 30,
	2026		2025
Stock Repurchases	Number of Shares Repurchased	Cost	Number of Shares Repurchased	Cost
Open Market (1) (2)	875,803	$470.8	1,084,024	$531.5
Other (3)	21,568	11.1	5,009	2.5
Total	897,371	$481.9	1,089,033	$534.0
(1)    Total cost of repurchases includes excise tax.
(2)     Represents repurchases under authorizations by our board of directors for the repurchase of shares by us from time to time in the open market, through privately negotiated transactions, through block trades, pursuant to trading plans adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, or otherwise. On September 29, 2025, our board of directors authorized the repurchase of up to two million shares of our common stock in addition to the board’s prior authorizations. As of September 30, 2026, we had authorization to repurchase 884,963 shares of our common stock.
(3)     Represents shares of common stock released to us by team members as payment of tax withholdings upon the vesting of restricted stock units and the settlement of restricted stock units in common stock, and as payment of the exercise price and related tax withholdings upon the exercise of stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(UNAUDITED)
13.         STOCK-BASED COMPENSATION PLANS

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2025	697,623	$443.27
Granted	174,773	557.07
Settled	(45,775)	487.56
Forfeited	(162,398)	476.50
Outstanding as of September 30, 2026	664,223	$462.04

The forfeitures of unvested restricted stock units were primarily due to the retirements of executive officers during the first nine months of 2026.

Stock-based compensation expense consists of the following:

(In millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	$10.4	$11.4	$29.9	$33.3
Stock options	0.2	0.7	0.7	4.4
Total	$10.6	$12.1	$30.6	$37.7

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

(In millions)
Year	Total Projected Stock-Based Compensation Expense
Remainder of 2026	$11.2
2027	41.4
2028	34.8
2029	28.8
2030	25.9
Thereafter	105.4
Total	$247.5

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

Geographic Information

For the three and nine months ended September 30, 2026 and 2025, all of our revenues were derived from the United States. As of September 30, 2026 and 2025, all of our long-lived assets were located in the United States.

Products and Services Information

Our primary product consists of innovative financing solutions that enable Dealers to sell vehicles to consumers, regardless of their credit history. We also provide Dealers the ability to offer ancillary products on vehicles indirectly financed by us.

Major Customer Information

We did not have any Dealers that provided 10% or more of our revenue during the three and nine months ended September 30, 2026 and 2025. Additionally, no single Dealer’s Loans receivable balance accounted for more than 10% of total Loans receivable as of September 30, 2026 and 2025.

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

The following matters include current actions to which we are a party and updates to matters that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. In many proceedings, including the specific actions described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties, and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated. The total recorded accrual balance as of September 30, 2026 for these matters was $82.6 million. An adverse ultimate disposition in any action to which we are a party or otherwise subject could have a material adverse impact on our financial position, liquidity, and results of operations.

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

On January 4, 2023, the Office of the New York State Attorney General and the Consumer Financial Protection Bureau (the “Bureau”) jointly filed a complaint in the United States District Court for the Southern District of New York alleging that the Company engaged in deceptive practices, fraud, illegality, and securities fraud in violation of New York Executive Law § 63(12) and New York General Business Law §§ 349 and 352, and that the Company engaged in deceptive and abusive acts and provided substantial assistance to a covered person or service provider in violation of the Consumer Financial Protection Act of 2010 (the “CFPA”), 12 U.S.C. § 5531 and 12 U.S.C. § 5536(a)(1)(B). The complaint sought injunctive relief, an accounting of all consumers for whom the Company provided financing, restitution, damages, disgorgement, civil penalties, and payment of costs. On April 24, 2025, the Bureau filed an unopposed motion to withdraw as plaintiff, and on April 29, 2025, the court granted that motion and ordered that the Bureau was no longer a plaintiff in the litigation. On September 17, 2026, concurrently with the resolution of the multi-state investigation described below, the Company entered into a consent judgment with the Office of the New York State Attorney General fully and finally resolving this matter (the “NY Matter”) on the terms described below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONCLUDED)
(UNAUDITED)
On March 18, 2016, we received a subpoena from the Attorney General of the State of Maryland, relating to the Company’s repossession and sale policies and procedures in the state of Maryland. On April 3, 2020, we received a subpoena from the Attorney General of the State of Maryland relating to the Company’s origination and collection policies and procedures in the state of Maryland. On August 11, 2020, we received a subpoena from the Attorney General of the State of Maryland restating most of the requests contained in the March 18, 2016 and April 3, 2020 subpoenas, making additional requests, and expanding the inquiry to include 41 other states (Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, and Wisconsin) and the District of Columbia. Also on August 11, 2020, we received from the Attorney General of the State of New Jersey a subpoena that is essentially identical to the August 11, 2020 Maryland subpoena, both as to substance and as to the jurisdictions identified. The Company was subsequently informed that the State of Kansas, the State of Texas, and the State of Iowa had withdrawn from the multi-state investigation.

On September 17, 2026, the Company entered into separate consent judgments (collectively, the “Agreements”) with the office of the attorney general (the “attorney general”) of 40 states (Alabama, Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Utah, Vermont, Virginia, Washington, and Wisconsin) and the District of Columbia to fully and finally resolve the NY Matter and claims related to the multi-state investigation described above. Each of the 41 Agreements is subject to final court approval in the relevant jurisdiction and is scheduled to become effective on November 2, 2026. As of October 22, 2026, court approval in the relevant jurisdiction had been obtained for 35 of the 41 Agreements. There can be no assurance as to whether the requisite court approval will be obtained for the other Agreements or as to the timing of such approval. Under the terms of the Agreements, the Company paid an aggregate of $15.5 million to the attorneys general of the participating states and the District of Columbia (the “Participating Attorneys General”); paid a total amount of $60.0 million to a trust account to be used by a settlement administrator selected by a committee of the Participating Attorneys General for the purpose of remediating alleged consumer losses; and will provide debt relief in the form of a waiver of all outstanding balances to certain customers with open accounts as of December 1, 2025, aggregating to an estimated $634.0 million. Such payments and debt relief will not require the Company to record charges beyond amounts previously accrued and disclosed in the Company’s financial statements. The Agreements also provide for the release by the attorneys general of specified claims relating to the matters resolved by the Agreements, subject to stated exclusions. In entering into the Agreements, the Company made no admission of wrongdoing or liability. The Agreements require the Company for five years to implement changes to its debt-collection practices for consumer loans originated after December 1, 2025 that meet specified criteria. The Agreements also require, among other things, that, for a seven-year period, the Company issue or require participating dealers to issue additional consumer-facing disclosures regarding vehicle financing, vehicle pricing, and ancillary products and maintain and/or establish policies and practices relating to, among other things, debt relief, affordability‑related protections, dealer oversight and non-use of starter interruption devices. The Company believes these prescriptions and requirements are broadly consistent with regulatory expectations in the automotive finance industry and do not fundamentally alter the Company’s business model or materially affect its business operations. The Agreements require that the Company provide annual reports addressing the Company’s compliance with the Agreements to a monitoring committee for five years and maintain records necessary to demonstrate compliance for at least three years.

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

For the three months ended September 30, 2026, the consolidated net loss was $56.6 million, or $5.43 per diluted share, compared to consolidated net income of $108.2 million, or $9.43 per diluted share, for the same period in 2025. The decrease was primarily due to an increase in provision for credit losses.

Our financial results for the three months ended September 30, 2026 included the following:
•Consumer Loan assignment volume reached 110,010 units and $1.4 billion, up 37.7% and 51.0%, respectively, compared to the third quarter of 2025, while unit volume per active Dealer increased by 15.2% compared to the third quarter of 2025.
•Forecasted net cash flows from our Loan portfolio declined 2.5% ($291.2 million), compared to a decline of 0.5% ($58.6 million) in the third quarter of 2025, primarily reflecting the impact of an adjustment to our methodology for forecasting the amount of future net cash flows.
•Average balance of our Loan portfolio increased to $8.1 billion, up 1.1% compared with the third quarter of 2025.
•Share repurchases totaled 269,150 shares (2.6% of the shares outstanding at the beginning of the quarter) for an aggregate cost of $161.6 million.
•Total liquidity stood at $1.2 billion as of September 30, 2026. Additionally, we completed a $600.0 million asset-backed financing, matching the largest Term ABS financing in our history and achieved our lowest credit spreads since late 2021.

For the nine months ended September 30, 2026, consolidated net income was $215.1 million, or $19.92 per diluted share, compared to consolidated net income of $301.9 million, or $25.50 per diluted share, for the same period in 2025. The decrease was primarily due to an increase in provision for credit losses.

Our financial results for the nine months ended September 30, 2026 included the following:
•Consumer Loan assignment volume reached 290,617 units and $3.5 billion, up 9.4% and 14.1%, respectively, compared to the first nine months of 2025.
•Forecasted net cash flows from our Loan portfolio declined 2.9% ($339.4 million), compared to a decline of 1.2% ($135.3 million) in the first nine months of 2025, primarily reflecting the impact of an adjustment to our methodology for forecasting the amount of future net cash flows.
•Average balance of our Loan portfolio was $8.0 billion, consistent with the first nine months of 2025.
•Share repurchases totaled 897,371 shares (8.4% of the shares outstanding at the beginning of the year) for an aggregate cost of $481.9 million.

Company highlights for the three months ended September 30, 2026 included the following:
•Enrolled 1,350 new Dealers in our programs and had a record 12,093 active Dealers during the quarter, reflecting continued engagement across our Dealer network.
•$37.3 million in Dealer Holdback paid to Dealers.
•Made continued progress executing our product roadmap, including the following initiatives, which contributed to increased volume growth:
•Scorecard update: Launched a new scorecard that uses refreshed and additional data attributes to enhance our risk-assessment capabilities by credit profile, Dealer, vehicle, and deal structure.
•Segmentation: Reorganized our sales force to improve alignment by dealer type, origination channel, and geography, with targeted teams for independent dealers, franchise dealers, and national dealer groups.

•Reduced friction for Dealers: Continued integration improvement with the aggregator platforms and enhanced the deal optimization tool, which reduced friction for Dealers who use Dealertrack, RouteOne, and DealerCenter, and resulted in higher volume with franchise and large independent Dealers.
•Settled claims related to a longstanding multi-state investigation and the New York state attorney general lawsuit without any admission of fault or wrongdoing by the Company and on terms not requiring the Company to record additional charges beyond amounts previously accrued and disclosed.
•Named one of PEOPLE magazine’s 100 Companies That Care® by Great Place to Work® and PEOPLE magazine, for the fifth consecutive year, with a #11 ranking.

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

We use a statistical model to estimate the expected collection rate for each Consumer Loan at the time of assignment. We continue to evaluate the expected collection rate for each Consumer Loan subsequent to assignment. Our evaluation becomes more accurate as the Consumer Loans age, as we use actual performance data in our forecast. By comparing our current expected collection rate for each Consumer Loan with the rate we projected at the time of assignment, we are able to assess the accuracy of our initial forecast. The following table compares our aggregated forecast of Consumer Loan collection rates as of September 30, 2026, with the aggregated forecasts as of June 30, 2026, December 31, 2025 and at the time of assignment, segmented by year of assignment:

	Forecasted Collection Rate as of (1)				Current Forecast Variance from
Consumer Loan Assignment Year	September 30, 2026	June 30, 2026	December 31, 2025	Initial Forecast	June 30, 2026	December 31, 2025	Initial Forecast
2017	64.8%	64.8%	64.8%	64.0%	0.0%	0.0%	0.8%
2018	65.6%	65.6%	65.5%	63.6%	0.0%	0.1%	2.0%
2019	67.3%	67.3%	67.2%	64.0%	0.0%	0.1%	3.3%
2020	68.1%	68.1%	68.0%	63.4%	0.0%	0.1%	4.7%
2021	64.2%	64.1%	63.8%	66.3%	0.1%	0.4%	-2.1%
2022	59.2%	59.3%	59.3%	67.5%	-0.1%	-0.1%	-8.3%
2023	62.4%	62.9%	63.3%	67.5%	-0.5%	-0.9%	-5.1%
2024	63.6%	65.1%	65.3%	67.2%	-1.5%	-1.7%	-3.6%
2025	64.9%	66.9%	67.2%	67.0%	-2.0%	-2.3%	-2.1%
2026 (2)	65.3%	67.1%	—	67.1%	-1.8%	—	-1.8%
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
(2)The forecasted collection rate for 2026 Consumer Loans as of September 30, 2026 includes both Consumer Loans that were in our portfolio as of June 30, 2026 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates for each of these segments:

	Forecasted Collection Rate as of			Current Forecast Variance from
2026 Consumer Loan Assignment Period	September 30, 2026	June 30, 2026	Initial Forecast	June 30, 2026	Initial Forecast
January 1, 2026 through June 30, 2026	64.7%	67.1%	67.2%	-2.4%	-2.5%
July 1, 2026 through September 30, 2026	66.1%	—	67.0%	—	-0.9%

For the three months ended September 30, 2026, forecasted collection rates declined for Consumer Loans assigned in 2023 through 2026 and were generally consistent with expectations at the start of the period for all other assignment years presented. For the nine months ended September 30, 2026, forecasted collection rates improved for Consumer Loans assigned in 2021, declined for Consumer Loans assigned in 2023 through 2026, and were generally consistent with expectations at the start of the period for all other assignment years presented.

The changes to our forecast of future net cash flows from our Loan portfolio (forecasted collections less forecasted Dealer Holdback payments) for each of the last eight quarters are shown in the following table:

(Dollars in millions)	Decrease in Forecasted Net Cash Flows
Three Months Ended	Total Loans	% Change from Forecast at Beginning of Period
December 31, 2024	$(31.1)	-0.3%
March 31, 2025	(20.9)	-0.2%
June 30, 2025	(55.8)	-0.5%
September 30, 2025	(58.6)	-0.5%
December 31, 2025	(34.2)	-0.3%
March 31, 2026	(9.1)	-0.1%
June 30, 2026	(39.1)	-0.3%
September 30, 2026	(291.2)	-2.5%

The decreases in forecasted net cash flows for the quarterly periods presented above were composed of ordinary decreases in forecasted net cash flows and the following adjustments applied to our forecasting methodology:

During the third quarter of 2026, based on our analysis of historical Consumer Loan performance data and market trends, we adjusted our methodology for forecasting future net cash flows from our Loan portfolio. The adjustment reduced forecasted collection rates for Consumer Loans assigned to us in 2022 through 2026 to the levels we now expect for the life of these Consumer Loans. Prior to our making the adjustment in the third quarter of 2026, we had observed small but consistent quarterly underperformance of these Consumer Loans relative to forecasted cash flows and had made corresponding adjustments to our forecast each quarter. The underperformance of the Consumer Loans assigned to us in 2022 through 2026 had been most pronounced in the case of Consumer Loans in lower scorecard bands. Most of the impact of the forecast adjustment we made in the third quarter of 2026 is related to Consumer Loans assigned to us before the scorecard change we introduced in the second quarter of 2026. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as provision for credit losses. The implementation of this forecast adjustment late in the third quarter of 2026 reduced forecasted net cash flows by $185.2 million, or 1.5%, and increased provision for credit losses by $143.7 million.

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

The following table presents information on Consumer Loan assignments for each of the last 10 years:

	Average			Total Assignment Volume
Consumer Loan Assignment Year	Consumer Loan (1)	Advance (2)	Initial Loan Term (in months)	Unit Volume	Dollar Volume (2) (in millions)
2017	$20,230	$8,746	55	328,507	$2,873.1
2018	22,158	9,635	57	373,329	3,595.8
2019	23,139	10,174	57	369,805	3,772.2
2020	24,262	10,656	59	341,967	3,641.2
2021	25,632	11,790	59	268,730	3,167.8
2022	27,242	12,924	60	280,467	3,625.3
2023	27,025	12,475	61	332,499	4,147.8
2024	26,497	11,961	61	386,126	4,618.4
2025	25,423	11,428	60	337,411	3,856.1
2026 (3) (4)	26,077	11,916	60	290,617	3,463.0

(1)Represents the repayments that we were contractually owed on Consumer Loans at the time of assignment, which include both principal and interest.
(2)Represents advances paid to Dealers on Consumer Loans assigned under the Portfolio Program and one-time payments made to Dealers to purchase Consumer Loans assigned under the Purchase Program.  Payments of Dealer Holdback are not included.
(3)Represents activity for the nine months ended September 30, 2026. Information in this table for each of the years prior to 2026 represents activity for all 12 months of that year.
(4)The averages for 2026 Consumer Loans include both Consumer Loans that were in our portfolio as of June 30, 2026 and Consumer Loans assigned during the most recent quarter. The following table provides averages for each of these segments:

	Average
2026 Consumer Loan Assignment Period	Consumer Loan	Advance	Initial Loan Term (in months)
January 1, 2026 through June 30, 2026	$25,355	$11,449	60
July 1, 2026 through September 30, 2026	27,261	12,682	61

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

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, spreads (the forecasted collection rate less the advance rate), and forecasted future net cash flows as of September 30, 2026, as well as forecasted collection rates and spreads at the time of assignment. All amounts, unless otherwise noted, are presented as a percentage of the initial balance of the Consumer Loan (principal + interest). The table includes both Dealer Loans and Purchased Loans.

	Forecasted Collection %			Spread % as of		Forecasted Future Net Cash Flows (1)
Consumer Loan Assignment Year	September 30, 2026	Initial Forecast	Advance %	September 30, 2026	Initial Forecast	September 30, 2026 (in millions)	% of Total
2017	64.8%	64.0%	43.2%	21.6%	20.8%	$17.2	0.1%
2018	65.6%	63.6%	43.5%	22.1%	20.1%	39.9	0.3%
2019	67.3%	64.0%	44.0%	23.3%	20.0%	74.6	0.6%
2020	68.1%	63.4%	43.9%	24.2%	19.5%	129.6	1.1%
2021	64.2%	66.3%	46.0%	18.2%	20.3%	274.1	2.3%
2022	59.2%	67.5%	47.4%	11.8%	20.1%	642.3	5.3%
2023	62.4%	67.5%	46.2%	16.2%	21.3%	1,177.7	9.8%
2024	63.6%	67.2%	45.1%	18.5%	22.1%	2,193.2	18.2%
2025	64.9%	67.0%	45.0%	19.9%	22.0%	3,737.4	31.0%
2026 (2) (3)	65.3%	67.1%	45.8%	19.5%	21.3%	3,784.6	31.3%
Total						$12,070.6	100.0%

(1)Represents the forecasted future collections we expect to collect on Consumer Loans less the forecasted future Dealer Holdback payments we expect to make to Dealers.
(2)Represents activity for the nine months ended September 30, 2026. Information in this table for each of the years prior to 2026 represents activity for all 12 months of that year.
(3)The forecasted collection rate, advance rate and spread for 2026 Consumer Loans as of September 30, 2026 include both Consumer Loans that were in our portfolio as of June 30, 2026 and Consumer Loans assigned during the most recent quarter. The following table provides forecasted collection rates, advance rates, and spreads for each of these segments:

	Forecasted Collection % as of			Spread % as of
2026 Consumer Loan Assignment Period	September 30, 2026	Initial Forecast	Advance %	September 30, 2026	Initial Forecast
January 1, 2026 through June 30, 2026	64.7%	67.2%	45.2%	19.5%	22.0%
July 1, 2026 through September 30, 2026	66.1%	67.0%	46.6%	19.5%	20.4%

The risk of a material change in our forecasted collection rate declines as the Consumer Loans age. Because Consumer Loans assigned in 2022 and prior years represent less than 10% of total forecasted future net cash flows from Consumer Loans, changes in the forecasted collection rate for those Loans would generally be expected to have a relatively modest impact on total forecasted future net cash flows. In contrast, Consumer Loans assigned since 2022 represent a larger portion of expected future net cash flows, and a significant portion of their total forecasted collections has not yet been realized. Accordingly, changes in the forecasted collection rate for those more recent loans would generally be expected to have a more significant impact on total forecasted future net cash flows.

The spread as of September 30, 2026 ranges from 11.8% to 24.2%, on an annual basis, for Consumer Loans assigned over the last 10 years. The spreads with respect to 2019 and 2020 Consumer Loans have been positively impacted by Consumer Loan performance, which has exceeded our initial estimates by a greater margin than the other years presented. The spreads with respect to Consumer Loans assigned to us in 2021 through 2026 have been negatively impacted by Consumer Loan performance, which has been lower than our initial estimates by a greater margin than the other years presented. The lower spread for 2026 Consumer Loans relative to 2025 Consumer Loans as of September 30, 2026 reflects the net impact of two offsetting factors. A lower initial spread on 2026 Consumer Loans, primarily due to a higher advance rate, decreased the spread from 2025 to 2026. The impact of the lower initial spread was partially offset by Consumer Loan performance, as the performance of 2025 Consumer Loans has been lower than our initial estimates by a greater margin than 2026 Consumer Loans.

The following table compares our forecast of aggregate Consumer Loan collection rates as of September 30, 2026 with the forecasts at the time of assignment, for Dealer Loans and Purchased Loans separately:

	Dealer Loans			Purchased Loans
	Forecasted Collection Rate as of (1)			Forecasted Collection Rate as of (1)
Consumer Loan Assignment Year	September 30, 2026	Initial Forecast	Variance	September 30, 2026	Initial Forecast	Variance
2017	64.1%	63.8%	0.3%	66.4%	64.6%	1.8%
2018	65.0%	63.6%	1.4%	66.8%	63.5%	3.3%
2019	66.9%	63.9%	3.0%	67.9%	64.2%	3.7%
2020	67.9%	63.3%	4.6%	68.4%	63.6%	4.8%
2021	63.9%	66.3%	-2.4%	64.7%	66.3%	-1.6%
2022	58.4%	67.3%	-8.9%	61.2%	68.0%	-6.8%
2023	61.1%	66.8%	-5.7%	65.9%	69.4%	-3.5%
2024	62.4%	66.3%	-3.9%	68.3%	70.7%	-2.4%
2025	63.1%	65.5%	-2.4%	70.0%	71.5%	-1.5%
2026	63.8%	65.8%	-2.0%	68.6%	70.2%	-1.6%

(1)The forecasted collection rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment. Forecasted collection rates are negatively impacted by canceled Consumer Loans because the contractual amount owed is not removed from the denominator used to calculate these rates.

The following table presents aggregate forecasted Consumer Loan collection rates, advance rates, and spreads (the forecasted collection rate less the advance rate) as of September 30, 2026 for Dealer Loans and Purchased Loans separately. All amounts are presented as a percentage of the initial balance of the Consumer Loan (principal + interest).

	Dealer Loans			Purchased Loans
Consumer Loan Assignment Year	Forecasted Collection % (1)	Advance % (1)	Spread %	Forecasted Collection % (1)	Advance % (1)	Spread %
2017	64.1%	42.1%	22.0%	66.4%	45.8%	20.6%
2018	65.0%	42.7%	22.3%	66.8%	45.2%	21.6%
2019	66.9%	43.1%	23.8%	67.9%	45.6%	22.3%
2020	67.9%	43.0%	24.9%	68.4%	45.5%	22.9%
2021	63.9%	45.1%	18.8%	64.7%	47.7%	17.0%
2022	58.4%	46.4%	12.0%	61.2%	50.1%	11.1%
2023	61.1%	44.8%	16.3%	65.9%	49.8%	16.1%
2024	62.4%	44.1%	18.3%	68.3%	48.9%	19.4%
2025	63.1%	43.2%	19.9%	70.0%	50.4%	19.6%
2026	63.8%	43.8%	20.0%	68.6%	50.3%	18.3%

(1)The forecasted collection rates and advance rates presented for Dealer Loans and Purchased Loans reflect the Consumer Loan classification at the time of assignment.

Although the advance rate on Purchased Loans is higher as compared to the advance rate on Dealer Loans, Purchased Loans do not require us to pay Dealer Holdback.

The spread as of September 30, 2026 on 2026 Dealer Loans was 20.0%, as compared to a spread of 19.9% on 2025 Dealer Loans, reflecting the net impact of two offsetting factors. Consumer Loan performance increased the spread from 2025 to 2026, as the performance of 2025 Dealer Loans has been lower than our initial estimates by a greater margin than 2026 Dealer Loans. The impact of Consumer Loan performance was partially offset by a lower initial spread on 2026 Dealer Loans, due to the advance rate increasing by a greater margin than the initial forecast in our Dealer Loan portfolio.

The spread as of September 30, 2026 on 2026 Purchased Loans was 18.3%, as compared to a spread of 19.6% on 2025 Purchased Loans. The decrease was primarily a result of a lower initial spread on 2026 Purchased Loans, primarily due to a lower initial forecast in our Purchased Loan portfolio.

Consumer Loan Volume

The following table summarizes changes in Consumer Loan assignment volume in each of the last eight quarters as compared to the same period in the previous year:

	Year over Year Percent Change
Three Months Ended	Unit Volume	Dollar Volume
December 31, 2024	0.3%	-4.9%
March 31, 2025	-10.1%	-15.5%
June 30, 2025	-14.6%	-18.8%
September 30, 2025	-16.5%	-19.4%
December 31, 2025	-9.1%	-11.3%
March 31, 2026	-4.3%	-4.0%
June 30, 2026	-1.0%	0.1%
September 30, 2026	37.7%	51.0%

Consumer Loan assignment volumes depend on a number of factors including (1) the overall demand for our financing programs and (2) the amount of capital available to fund new Loans. Our pricing strategy is intended to maximize the amount of economic profit we generate, within the confines of capital constraints.

Unit volume increased 37.7% while dollar volume increased 51.0% during the third quarter of 2026 as the number of active Dealers increased 18.8% and the average unit volume per active Dealer increased 15.2%. Dollar volume increased by more than unit volume during the third quarter of 2026 due to an increase in the average advance paid. The increase in the average advance paid was primarily the result of an increase in the average size of the Consumer Loans assigned.

The following table summarizes the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Consumer Loan unit volume	110,010	79,916	37.7%	290,617	265,680	9.4%
Active Dealers (1)	12,093	10,180	18.8%	15,601	14,483	7.7%
Average volume per active Dealer	9.1	7.9	15.2%	18.6	18.3	1.6%

Consumer Loan unit volume from Dealers active both periods	85,087	68,719	23.8%	249,212	238,966	4.3%
Dealers active both periods	7,121	7,121	—	10,167	10,167	—
Average volume per Dealer active both periods	11.9	9.7	23.8%	24.5	23.5	4.3%
(1)Active Dealers are Dealers who have received funding for at least one Consumer Loan during the period.

The following table provides additional information on the changes in Consumer Loan unit volume and active Dealers:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Consumer Loan unit volume from new active Dealers	5,173	2,924	76.9%	26,333	22,627	16.4%
New active Dealers (1)	1,313	1,012	29.7%	3,788	3,301	14.8%
Average volume per new active Dealer	3.9	2.9	34.5%	7.0	6.9	1.4%

Attrition (2)	-14.0%	-18.9%		-10.1%	-10.9%

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

The following table shows the percentage of Consumer Loans assigned to us as Dealer Loans and Purchased Loans for each of the last eight quarters:

	Unit Volume		Dollar Volume
Three Months Ended	Dealer Loans	Purchased Loans	Dealer Loans	Purchased Loans
December 31, 2024	78.7%	21.3%	77.7%	22.3%
March 31, 2025	77.0%	23.0%	75.1%	24.9%
June 30, 2025	71.6%	28.4%	68.3%	31.7%
September 30, 2025	73.1%	26.9%	70.6%	29.4%
December 31, 2025	74.7%	25.3%	72.4%	27.6%
March 31, 2026	72.0%	28.0%	69.2%	30.8%
June 30, 2026	68.5%	31.5%	65.2%	34.8%
September 30, 2026	67.2%	32.8%	64.3%	35.7%
As of September 30, 2026 and December 31, 2025, the net Dealer Loans receivable balance was 70.0% and 72.1%, respectively, of the total net Loans receivable balance.

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue:
Finance charges	$550.9	$539.4	$11.5	2.1%
Premiums earned	25.3	24.1	1.2	5.0%
Other income	18.4	18.9	(0.5)	-2.6%
Total revenue	594.6	582.4	12.2	2.1%
Costs and expenses:
Salaries and wages	75.7	85.5	(9.8)	-11.5%
General and administrative	27.3	36.3	(9.0)	-24.8%
Sales and marketing	29.4	24.8	4.6	18.5%
Total operating expenses	132.4	146.6	(14.2)	-9.7%

Provision for credit losses on forecast changes	281.9	88.1	193.8	220.0%
Provision for credit losses on new Consumer Loan assignments	129.0	63.9	65.1	101.9%
Total provision for credit losses	410.9	152.0	258.9	170.3%

Interest	107.2	116.3	(9.1)	-7.8%
Provision for claims	17.6	18.6	(1.0)	-5.4%
Total costs and expenses	668.1	433.5	234.6	54.1%
Income (loss) before provision (benefit) for income taxes	(73.5)	148.9	(222.4)	*
Provision (benefit) for income taxes	(16.9)	40.7	(57.6)	*
Net income (loss)	$(56.6)	$108.2	$(164.8)	*
Net income (loss) per share:
Basic	$(5.43)	$9.62	$(15.05)	*
Diluted	$(5.43)	$9.43	$(14.86)	*
Weighted average shares outstanding:
Basic	10,416,624	11,248,227	(831,603)	-7.4%
Diluted	10,416,624	11,472,729	(1,056,105)	-9.2%
*Not meaningful.

Finance Charges. The increase of $11.5 million, or 2.1%, was the result of increases in the average yield on our Loan portfolio and in the average net Loans receivable balance, as follows:

(Dollars in millions)	For the Three Months Ended September 30,
	2026	2025	Change
Average net Loans receivable balance	$8,075.0	$7,990.5	$84.5
Average yield on our Loan portfolio	27.3%	27.0%	0.3%

The following table summarizes the impact each component had on the overall increase in finance charges for the three months ended September 30, 2026:

(In millions)	Year over Year Change
Impact on finance charges:	For the Three Months Ended September 30, 2026
Due to an increase in the average yield	$5.8
Due to an increase in the average net Loans receivable balance	5.7
Total increase in finance charges	$11.5

The increase in the average yield on our Loan portfolio was primarily due to higher contractual yields on more recent Consumer Loan assignments. The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable.

Operating Expenses. The decrease of $14.2 million, or 9.7%, was due to:
•A decrease in salaries and wages expense of $9.8 million, or 11.5%, primarily due to (i) a reduction in headcount, (ii) a decrease in fringe benefits, primarily due to lower medical claims and a lower number of team members participating in the plan, and (iii) a decrease in stock-based compensation expense, primarily due to the retirements of senior leaders in 2026. These decreases were partially offset by an increase in severance expense in the third quarter of 2026.
•A decrease in general and administrative expense of $9.0 million, or 24.8%, primarily due to the recognition of a $15.0 million contingent loss during the three months ended September 30, 2025 related to previously disclosed legal matters. The decrease was partially offset by higher professional services costs related to strategic market analysis initiatives.
•An increase in sales and marketing expense of $4.6 million, or 18.5%, primarily due to an increase in sales commissions related to growth in Consumer Loan assignment volume.

Provision for Credit Losses. The increase of $258.9 million, or 170.3%, was due to increases in provision for credit losses for forecast changes and provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Three Months Ended September 30,
Impact on provision for credit losses	2026	2025	Change
Forecast changes	$281.9	$88.1	$193.8
New Consumer Loan assignments	129.0	63.9	65.1
Total	$410.9	$152.0	$258.9

The increase in provision for credit losses related to forecast changes in the third quarter of 2026 compared to the third quarter of 2025 reflected a decline in Consumer Loan performance and changes in forecasted net cash flow timing, primarily due to a downward forecasting adjustment during the third quarter of 2026. During the third quarter of 2026, we decreased our estimate of future net cash flows by $291.2 million, or 2.5%, and slowed our forecasted net cash flow timing. The $291.2 million decrease in forecasted net cash flows for the third quarter of 2026 was composed of an ordinary decrease in forecasted net cash flows of $106.0 million, or 1.0%, and an adjustment applied to our forecasting methodology, which upon implementation late in the third quarter of 2026, reduced forecasted net cash flows by $185.2 million, or 1.5%, and increased our provision for credit losses by $143.7 million. During the third quarter of 2026, based on our analysis of historical Consumer Loan performance data and market trends, we adjusted our methodology for forecasting future net cash flows from our Loan portfolio. The adjustment reduced forecasted collection rates for Consumer Loans assigned to us in 2022 through 2026 to the levels we now expect for the life of these Consumer Loans. Prior to our making the adjustment in the third quarter of 2026, we had observed small but consistent quarterly underperformance of these Consumer Loans relative to forecasted cash flows and had made corresponding adjustments to our forecast each quarter. The underperformance of the Consumer Loans assigned to us in 2022 through 2026 had been most pronounced in the case of Consumer Loans in lower scorecard bands. Most of the impact of the forecast adjustment we made in the third quarter of 2026 is related to Consumer Loans assigned to us before the scorecard change we introduced in the second quarter of 2026.

During the third quarter of 2025, we decreased our estimate of future net cash flows by $58.6 million, or 0.5%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing to reflect lower-than-expected Consumer Loan prepayments, which remained below historical averages.

The 101.9% increase in provision for credit losses on new Consumer Loan assignments was due to a 46.7% increase in the average provision per Consumer Loan assignment and a 37.7% increase in Consumer Loan assignment unit volume. The increase in the average provision per Consumer Loan assignment was primarily due to a higher average provision for Purchased Loans, driven by a lower initial forecast and spread, and a greater proportion of Purchased Loans in the mix of Consumer Loan assignments received during the third quarter of 2026.

Interest. The decrease in interest expense of $9.1 million, or 7.8%, was primarily due to a decrease in our average cost of debt.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025:

(Dollars in millions)	For the Three Months Ended September 30,
	2026	2025	Change
Interest expense	$107.2	$116.3	$(9.1)
Average outstanding debt balance	6,446.9	6,400.1	46.8
Average cost of debt	6.7%	7.3%	-0.6%

Provision for Income Taxes. For the three months ended September 30, 2026, the effective income tax rate decreased to 23.0% from 27.3% for the same period in 2025. The decrease was primarily due to (i) a revision of deferred tax estimates during the third quarter of 2025 reflecting recent state tax law changes, which increased our effective income tax rate for that period, and (ii) the impact of non-deductible executive compensation expense, which in the third quarter of 2026 reduced, rather than increased, our effective income tax rate, as we had a pre-tax loss in the period, compared to pre-tax income in the third quarter of 2025. For additional information, see Note 10 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following is a discussion of our results of operations and income statement data on a consolidated basis.

(Dollars in millions, except per share data)	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenue:
Finance charges	$1,635.5	$1,606.8	$28.7	1.8%
Premiums earned	73.1	71.7	1.4	2.0%
Other income	53.4	58.8	(5.4)	-9.2%
Total revenue	1,762.0	1,737.3	24.7	1.4%
Costs and expenses:
Salaries and wages	242.4	257.8	(15.4)	-6.0%
General and administrative	78.2	103.6	(25.4)	-24.5%
Sales and marketing	87.1	76.2	10.9	14.3%
Total operating expenses	407.7	437.6	(29.9)	-6.8%

Provision for credit losses on forecast changes	417.9	265.7	152.2	57.3%
Provision for credit losses on new Consumer Loan assignments	291.8	220.8	71.0	32.2%
Total provision for credit losses	709.7	486.5	223.2	45.9%

Interest	323.0	349.1	(26.1)	-7.5%
Provision for claims	51.5	54.5	(3.0)	-5.5%
Loss on extinguishment of debt	—	1.2	(1.2)	—%
Total costs and expenses	1,491.9	1,328.9	163.0	12.3%
Income before provision for income taxes	270.1	408.4	(138.3)	-33.9%
Provision for income taxes	55.0	106.5	(51.5)	-48.4%
Net income	$215.1	$301.9	$(86.8)	-28.8%
Net income per share:
Basic	$20.40	$25.95	$(5.55)	-21.4%
Diluted	$19.92	$25.50	$(5.58)	-21.9%
Weighted average shares outstanding:
Basic	10,543,527	11,634,670	(1,091,143)	-9.4%
Diluted	10,800,420	11,837,887	(1,037,467)	-8.8%

Finance Charges. The increase of $28.7 million, or 1.8%, was primarily the result of an increase in the average yield on our Loan portfolio, as follows:

(Dollars in millions)	For the Nine Months Ended September 30,
	2026	2025	Change
Average net Loans receivable balance	$7,974.0	$7,961.5	$12.5
Average yield on our Loan portfolio	27.3%	26.9%	0.4%

The following table summarizes the impact each component had on the overall increase in finance charges for the nine months ended September 30, 2026:

(In millions)	Year over Year Change
Impact on finance charges:	For the Nine Months Ended September 30, 2026
Due to an increase in the average yield	$26.2
Due to an increase in the average net Loans receivable balance	2.5
Total increase in finance charges	$28.7

The increase in the average yield of our Loan portfolio was primarily due to higher contractual yields on more recent Consumer Loan assignments. The increase in the average net Loans receivable balance was primarily due to the dollar volume of new Consumer Loan assignments exceeding the principal collected on Loans receivable.

Operating Expenses. The decrease of $29.9 million, or 6.8%, was due to:
•A decrease in general and administrative expense of $25.4 million, or 24.5%, primarily due to the recognition of a $38.4 million contingent loss during the nine months ended September 30, 2025 related to previously disclosed legal matters, partially offset by higher professional services costs related to strategic market analysis initiatives and an increase in technology systems expenses.
•A decrease in salaries and wages expense of $15.4 million, or 6.0%, primarily due to (i) a reduction in headcount and (ii) a decrease in fringe benefits, primarily due to a lower number of team members participating in the plan and lower medical claims. The impact of team member separation costs on operating expenses in the nine months ended September 30, 2026 was not material, as higher severance expense was substantially offset by lower stock-based compensation expense.
•An increase in sales and marketing expense of $10.9 million, or 14.3%, primarily due to increases in (i) sales commissions related to growth in Consumer Loan assignment volume, (ii) advertising expenses, and (iii) the size of our sales force.

Provision for Credit Losses. The increase of $223.2 million, or 45.9%, was due to increases in provision for credit losses on forecast changes and provision for credit losses on new Consumer Loan assignments.

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

(In millions)	For the Nine Months Ended September 30,
Provision for Credit Losses	2026	2025	Change
Forecast changes	$417.9	$265.7	$152.2
New Consumer Loan assignments	291.8	220.8	71.0
Total	$709.7	$486.5	$223.2

The increase in provision for credit losses related to forecast changes during the first nine months of 2026 compared to the first nine months of 2025 reflected a decline in Consumer Loan performance and changes in forecasted net cash flow timing, primarily due to a downward forecasting adjustment during the third quarter of 2026 that was larger than the downward forecasting adjustment during the second quarter of 2025. During the first nine months of 2026, we decreased our estimate of future net cash flows by $339.4 million, or 2.9%, to reflect a decline in forecasted collection rates during the period and slowed our forecasted net cash flow timing. The $339.4 million decrease in forecasted net cash flows for the first nine months of 2026 was composed of an ordinary decrease in forecasted net cash flows of $154.2 million, or 1.4%, and an adjustment applied to our forecasting methodology, which upon implementation late in the third quarter of 2026, reduced forecasted net cash flows by $185.2 million, or 1.5%, and increased our provision for credit losses by $143.7 million. During the third quarter of 2026, based on our analysis of historical Consumer Loan performance data and market trends, we adjusted our methodology for forecasting future net cash flows from our loan portfolio. The adjustment reduced forecasted collection rates for Consumer Loans assigned to us in 2022 through 2026 to the levels we now expect for the life of these Consumer Loans. Prior to our making the adjustment in the third quarter of 2026, we had observed small but consistent quarterly underperformance of these Consumer Loans relative to forecasted cash flows and had made corresponding adjustments to our forecast each quarter. The underperformance of the Consumer Loans assigned to us in 2022 through 2026 had been most pronounced in the case of

Consumer Loans in lower scorecard bands. Most of the impact of the forecast adjustment we made in the third quarter of 2026 is related to Consumer Loans assigned to us before the scorecard change we introduced in the second quarter of 2026.

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

The 32.2% increase in provision for credit losses on new Consumer Loan assignments was due to a 20.8% increase in the average provision per Consumer Loan assignment and a 9.4% increase in Consumer Loan assignment unit volume. The increase in the average provision per Consumer Loan assignment was primarily due to a higher average provision for Purchased Loans, driven by a lower initial forecast and spread, and a greater proportion of Purchased Loans in the mix of Consumer Loan assignments received during 2026.

Interest. The decrease in interest expense of $26.1 million, or 7.5%, was due to decreases in our average cost of debt and average outstanding debt balance.

The following table presents the change in interest expense, average outstanding debt balance, and average cost of debt for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025:

(Dollars in millions)	For the Nine Months Ended September 30,
	2026	2025	Change
Interest expense	$323.0	$349.1	$(26.1)
Average outstanding debt balance	6,357.2	6,460.7	(103.5)
Average cost of debt	6.8%	7.2%	-0.4%

Provision for Income Taxes. For the nine months ended September 30, 2026, our effective income tax rate decreased to 20.4% from 26.1% for the nine months ended September 30, 2025. The decrease was primarily due to (i) a decrease in state and local income taxes due to a decrease in the proportion of our consolidated net income reserved for uncertain tax positions and (ii) a research and development tax credit recognized in 2026.

For additional information, see Note 10 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Liquidity and Capital Resources

We need capital to maintain and grow our business and seek to access such capital on acceptable terms by maintaining consistent financial performance, modest financial leverage, and multiple funding sources. Our primary sources of capital are cash flows from operating activities, collections of Consumer Loans, and borrowings under: (1) our revolving secured line of credit facility; (2) Warehouse facilities; (3) Term ABS financings; and (4) senior notes. There are various restrictive covenants to which we are subject under each financing arrangement, and we were in compliance with those covenants as of September 30, 2026. For information regarding these financings and the covenants included in the related documents, see Note 9 to the consolidated financial statements contained in Part I - Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

On August 20, 2026, we completed a $600.0 million Term ABS financing, which was used to repay outstanding indebtedness and for general corporate purposes. The financing has an expected average annualized cost of 5.5% (including upfront fees and other costs), and it will revolve for 24 months, after which it will amortize based upon the cash flows on the underlying Loans.

On September 15, 2026, we extended the date on which our $500.0 million Warehouse Facility II will cease to revolve from September 20, 2027 to September 15, 2028. The interest rate on borrowings under the facility was decreased from SOFR plus 185 basis points to SOFR plus 175 basis points.

On September 15, 2026, we extended the date on which the $500.0 million Term ABS 2019-2 financing will cease to revolve from September 15, 2026 to September 15, 2028 and increased the interest rate under the financing from 5.43% to 5.83%.

Cash and cash equivalents were $1.3 million as of September 30, 2026 and $22.8 million as of December 31, 2025. As of September 30, 2026 and December 31, 2025, we had $1,218.8 million and $1,627.7 million, respectively, in unused and available revolving lines of credit. Our total balance sheet indebtedness as of September 30, 2026 and December 31, 2025 was $6,723.7 million and $6,353.9 million, respectively.

A summary of our scheduled principal debt maturities as of September 30, 2026 is as follows:

(In millions)
Year	Scheduled Principal Debt Maturities (1)
Remainder of 2026	$475.6
2027	2,135.0
2028	2,202.2
2029	1,286.0
2030	655.6
Over five years	—
Total	$6,754.4
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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 discusses several critical accounting estimates, which we believe involve a high degree of judgment and complexity. There have been no material changes to the estimates and assumptions associated with these critical accounting estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

During the third quarter of 2026, based on our analysis of historical Consumer Loan performance data and market trends, we applied an adjustment to our estimate of future net cash flows from our loan portfolio. The adjustment reduced forecasted collection rates for Consumer Loans assigned to us in 2022 through 2026 to the levels we now expect for the life of these Consumer Loans. Prior to our making the adjustment in the third quarter of 2026, we had observed small but consistent quarterly underperformance of these Consumer Loans relative to forecasted cash flows and had made corresponding adjustments to our forecast each quarter. The underperformance of the Consumer Loans assigned to us in 2022 through 2026 had been most pronounced in the case of Consumer Loans in lower scorecard bands. Most of the impact of the forecast adjustment we made in the third quarter of 2026 is related to Consumer Loans assigned to us before the scorecard change we introduced in the second quarter of 2026. Changes in the amount and timing of forecasted net cash flows are recognized in the period of change as provision for credit losses. The implementation of this forecast adjustment late in the third quarter of 2026 reduced forecasted net cash flows by $185.2 million, or 1.5%, and increased provision for credit losses by $143.7 million.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

The following table summarizes stock repurchases for the three months ended September 30, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31, 2026	189	(3)	$608.01	—	1,153,618
August 1 to August 31, 2026	144,028	(4)	594.75	143,815	1,009,803
September 1 to September 30, 2026	124,933	(5)	596.39	124,840	884,963
Total	269,150		595.52	268,655

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
(4)    Includes 212 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in common stock and the vesting of restricted stock units.
(5)    Includes 93 shares of common stock released to us by team members as payment of tax withholdings upon the settlement of restricted stock units in shares of common stock and the vesting of restricted stock units.

ITEM 5.          OTHER INFORMATION

During the quarter ended September 30, 2026, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S‑K) or non‑Rule 10b5‑1 trading arrangements (as defined in Item 408(c) of Regulation S‑K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of Credit Acceptance Corporation.

ITEM 6.          EXHIBITS

Exhibit No.	Description
4.148	Indenture, dated as of August 20, 2026, between Credit Acceptance Auto Loan Trust 2026-2 and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.148 to the Company’s Current Report on Form 8-K filed on August 25, 2026).
4.149	Backup Servicing Agreement, dated as of August 20, 2026, among the Company, Credit Acceptance Funding LLC 2026-2, Credit Acceptance Auto Loan Trust 2026-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.149 to the Company’s Current Report on Form 8-K filed on August 25, 2026).
4.150	Amended and Restated Intercreditor Agreement, dated August 20, 2026, among the Company, CAC Warehouse Funding LLC II, CAC Warehouse Funding LLC IV, CAC Warehouse Funding LLC V, CAC Warehouse Funding LLC VI, CAC Warehouse Funding LLC VIII, Credit Acceptance Funding LLC 2026-2, Credit Acceptance Funding LLC 2026-1, Credit Acceptance Funding LLC 2025-2, Credit Acceptance Funding LLC 2025-1, Credit Acceptance Funding LLC 2024-B, Credit Acceptance Funding LLC 2024-3, Credit Acceptance Funding LLC 2024-2, Credit Acceptance Funding LLC 2024-1, Credit Acceptance Funding LLC 2024-A, Credit Acceptance Funding LLC 2023-5, Credit Acceptance Funding LLC 2023-3, Credit Acceptance Funding LLC 2023-2, Credit Acceptance Funding LLC 2023-1, Credit Acceptance Funding LLC 2022-2, Credit Acceptance Funding LLC 2021-1, Credit Acceptance Funding LLC 2019-2, Credit Acceptance Auto Loan Trust 2026-2, Credit Acceptance Auto Loan Trust 2026-1, Credit Acceptance Auto Loan Trust 2025-2, Credit Acceptance Auto Loan Trust 2025-1, Credit Acceptance Auto Loan Trust 2024-3, Credit Acceptance Auto Loan Trust 2024-2, Credit Acceptance Auto Loan Trust 2024-1, Credit Acceptance Auto Loan Trust 2024-A, Credit Acceptance Auto Loan Trust 2023-5, Credit Acceptance Auto Loan Trust 2023-3, Credit Acceptance Auto Loan Trust 2023-2, Credit Acceptance Auto Loan Trust 2023-1, Computershare Trust Company, N.A., as trustee, Bank of Montreal, as agent, Fifth Third Bank, National Association, as agent, Flagstar Bank, National Association, as agent, Fifth Third Bank, National Association, successor by merger to Comerica Bank, as agent, and Citizens Bank, N.A., as agent (incorporated by reference to Exhibit 4.150 to the Company’s Current Report on Form 8-K filed on August 25, 2026).
4.151	Sale and Contribution Agreement, dated as of August 20, 2026, between the Company and Credit Acceptance Funding LLC 2026-2 (incorporated by reference to Exhibit 4.151 to the Company’s Current Report on Form 8-K filed on August 25, 2026).
4.152	Amended and Restated Trust Agreement, dated as of August 20, 2026, among Credit Acceptance Funding LLC 2026-2, each of the initial members of the Board of Trustees of the Trust, and Computershare Delaware Trust Company (incorporated by reference to Exhibit 4.152 to the Company’s Current Report on Form 8-K filed on August 25, 2026).
4.153	Sale and Servicing Agreement, dated as of August 20, 2026, among the Company, Credit Acceptance Auto Loan Trust 2026-2, Credit Acceptance Funding LLC 2026-2, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.153 to the Company’s Current Report on Form 8-K filed on August 25, 2026).
4.154	Amendment No. 4 Loan and Security Agreement and Amendment No. 1 to Sale and Contribution Agreement, dated as of September 15, 2026, among the Company, Credit Acceptance Funding LLC 2019-2, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.154 to the Company’s Current Report on Form 8-K filed on September 21, 2026).
4.155	Amendment No. 4 to the Seventh Amended and Restated Loan and Security Agreement and Amendment No. 1 to the Fifth Amended and Restated Sale and Contribution Agreement, dated as of September 15, 2026, among CAC Warehouse Funding LLC II, the Company, Wells Fargo Bank, National Association, and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.155 to the Company’s Current Report on Form 8-K filed on September 21, 2026).
10.29	Separation and Advisory Agreement, dated August 19, 2026, between the Company and Ravi Mohan.*
10.30	Separation and Release Agreement, dated September 3. 2026, between the Company and Jay Martin.*
10.1	Consent judgment entered into on September 17, 2026, between Credit Acceptance Corporation and the office of the attorney general of the state of Maryland, with a schedule identifying other consent judgments not filed as exhibits in accordance with Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2026).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (included in the Exhibit 101 Inline XBRL Document Set).
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT ACCEPTANCE CORPORATION
(Registrant)

By:	/s/ Joseph Billante III
Joseph Billante III
Chief Financial Officer
(Principal Financial Officer)
Date:	October 29, 2026